Form 10-K
period 1994-12-31
GORMAN RUPP CO
filed 1995-03-28
CIK 42682

                      SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.     20549

                                  FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 1994   Commission file number 1-6747
                            -----------------                          ------

                           THE GORMAN-RUPP COMPANY
- -------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

             Ohio                                            34-0253990
- -------------------------------------------  ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

 305 Bowman St., Mansfield, Ohio                                       44903
- ---------------------------------------                              ----------
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code              (419) 755-1011
                                                                --------------

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

  Title of each class                 Name of each exchange on which registered

Common Shares, without par value                American Stock Exchange
- --------------------------------                -----------------------


         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                     NONE
         -----------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X   No
                                          ------   ------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.
          -----

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value is computed by reference to the
price at which the stock was sold as of February 28, 1995.   $71,111,024
                                                             -----------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of February 28, 1995.

                 Common Shares, without par value--8,572,871
                 -------------------------------------------

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1994 Annual Report to Shareholders incorporated by reference into Part II (Item 5-8).

Portions of Notice of 1995 Annual Meeting of Shareholders and related Proxy Statement incorporated by reference into Part III (Items 10-13).

                                **************

                   The Exhibit Index is located at Page 13

PART I

ITEM 1.  BUSINESS

Registrant ("Gorman-Rupp" or the "Company") designs, manufactures and sells pumps and related equipment (pump and motor controls) for use in construction, industrial, petroleum, agricultural, water and wastewater, original equipment, fire, military and other liquid-handling applications.

PRODUCTS

The principal products of the Company are pumps and fluid control products. (The Company operates principally in one business segment, the manufacture and sale of pumps and other fluid control equipment.) The following table sets forth, for the years 1992 through 1994, the total net sales, income before income taxes and identifiable assets ($000 omitted) of the Company.

                                1994             1993             1992
                                ----             ----             ----
Net Sales                     $137,508         $131,535         $126,019
Income Before Income Taxes      14,952           13,858           12,659
Identifiable Assets            107,100           98,706           86,434

The Company's product line is composed of pump models ranging in rated capacity from less than one gallon per minute up to 200,000 gallons per minute. The types of pumps which the Company produces include self priming centrifugal, standard centrifugal, magnetic drive centrifugal, rotary gear, diaphragm, bellows and oscillating.

The pumps have drives that range from 1/35 horsepower electric motors up to much larger electric motors or internal combustion engines. Many of the larger units comprise encased, fully integrated sewage pumping stations. In certain cases, units are designed for the inclusion of customer-supplied drives.

The Company's larger pumps are sold principally for use in the construction, industrial, sewage and waste handling fields; for pumping refined petroleum products, including the ground refueling of aircraft; for agricultural applications; and for fire fighting.

Many of the Company's smallest pumps are sold to customers for incorporation into such products as X-ray processing equipment; gas air conditioning equipment; office copy machines; chemical feeding, instrumentation and ice cube making machinery; photographic processing and soft drink dispensing equipment; laser cooling applications; graphic arts equipment; and floor cleaning equipment.

Although principally a pump manufacturer, the Company, for a number of years, also produced electric motors for sale to others and for use in its submersible and smaller capacity pumps. In August 1992, the Company sold its electric motor division (Durham Products) to concentrate on its primary business of manufacturing pumps. The sale of the electric motor division did not have a significant effect on 1992 sales or on the operations of the Company.

In 1992 the Company introduced a positive displacement rotary gear pump line designed for pumping viscous liquids such as paint, tar and glue, as well as solvents and chemicals of lower viscosity. The product line was marketed widely beginning in 1993.

An "Auto-Start" pump allowing for unattended operation, pumping units featuring two or more pumps and motors, and pump and motor controls for industrial and residential wastewater applications were also introduced in 1992.

The Company expanded its metering pump lines in 1992 with the introduction of additional mini and mini-compact bellows metering pumps. A smaller version, the micro-metering pump, was developed primarily for the photographic processing market.

Although no new significant products were introduced in 1994 or 1993, the Company continued to emphasize product development. Several of the Company's existing products, which have been designed with added features, have been expanded to various applications. The Company continued to penetrate international markets principally by its aggressive response to worldwide pump needs.

MARKETING

Except for government, component and export sales, the Company's pumps are marketed in the United States and Canada through a network of about 1,000 distributors, through manufacturers' representatives (for sales to many original equipment manufacturers) and by the Company's wholly owned subsidiary, Gorman-Rupp of Canada Limited. Government and component sales are handled directly by the Company; and export sales are made through the Company's wholly owned subsidiary, The Gorman-Rupp International Company, as well as through foreign distributors and representatives. During 1994, shipments to two customers accounted for approximately 15% of total sales. The single largest customer, General Electric Company, accounted for slightly less than 13% of the Company's 1994 sales, and approximately 13% of all sales were made to customers outside North America.

COMPETITION

The pump business is highly competitive. Gorman-Rupp estimates that 80 other companies sell pumps and pump units which compete in one or more of the industries and applications in which comparable products of the Company are utilized. Many pumps are specifically designed and engineered for a particular customer's application. The Company believes that proper application, product performance and service are the principal methods of competition, and attributes its success to its emphasis in these areas.

PURCHASING AND PRODUCTION

Virtually all materials, supplies, components and accessories used by the Company in the fabrication of its products, including all castings (for which the patterns are made and owned by the Company), structural steel, bar stock, motors, solenoids, engines, seals, and phenolic, polyethylene and rubber components, are purchased by the Company from other suppliers and manufacturers. No purchases are made under long-term contracts and the Company is not dependent upon a single source for any materials, supplies, components or accessories which are of material importance to its business.

The Company purchases motors for its polypropylene bellows pumps and its magnetic drive pumps from several alternate vendors and motor components for its large submersible pumps from a limited number of suppliers. The Company had an agreement with the purchaser of its Durham Products Division to supply a minimum quantity of electric coils, shaded pole and gear motors over a two year period which ended August 31, 1994. Small motor requirements are currently sourced from that purchaser and alternate suppliers.

The other production operations of the Company consist of the machining of castings, the cutting and shaping of bar stock and structural members, the manufacture of a few minor components, and the assembling, painting and testing of its products. Virtually all of the Company's products are tested prior to shipment.

OTHER ASPECTS

As of December 31, 1994, the Company employed approximately 994 persons, of whom approximately 608 were hourly employees. The Company has no collective bargaining agreements, has never experienced a strike and considers its labor relations to be satisfactory.

Although the Company owns a number of patents, and several of them are important to its business, Gorman-Rupp believes that the business of the Company is not materially dependent upon any one or more patents.

As of December 31, 1994, the value of the Company's backlog of unfilled orders was approximately $56,653,000, of which $28,471,000 was for the unfilled orders of Patterson Pump Company. Approximately $55,637,000 is scheduled to be shipped during 1995, with the balance ($1,016,000) being shipped in 1996. At December 31, 1993, the value of the backlog of unfilled orders was approximately $54,255,000.

ITEM 2.  PROPERTIES

All of the production operations of the Company are conducted at its plants located in Mansfield and Bellville, Ohio; St. Thomas, Ontario; Sand Springs, Oklahoma; and Toccoa, Georgia. All of the Company's properties are owned in fee without any material encumbrance. The Company also owns facilities (formerly utilized by its Durham Products Division) located in Durham, North Carolina, which are currently leased to another manufacturer. In addition, the Company owns in fee an approximately 26,000 square foot facility in Sparks, Nevada which comprises a training center and warehouse space.

The Company's Ohio operations are principally located in facilities in Mansfield. These facilities consist of five buildings containing approximately 682,200 square feet of floor space for production, office and warehousing functions. The original portion of the largest production plant, consisting of approximately 238,000 square feet located on a 26 acre site, was built in 1917 and has been expanded on several occasions, the latest in 1973. Another production plant, also situated on the 26 acre site, was built in 1968 and has been frequently expanded, most recently in 1994. The 1994 expansion added approximately 37,600 square feet, including a modern test facility. This plant currently comprises approximately 134,200 square feet of floor space. A third plant, containing approximately 215,000 square feet of floor space, located on a 5-1/2 acre site, was purchased in 1975 and is used for most machining operations and storage of raw materials. Its latest addition, consisting of 30,000 square feet of floor space, was made in 1978. A small office building of approximately 11,500 square feet was purchased in 1979 and houses a training facility and the Company's personnel and advertising departments. In late 1982, the Company purchased a building built in 1920 and located on 3.4 acres adjacent to the Company's 26 acre site. This acquisition, which was renovated in 1983, contains 83,500 square feet and is being used for additional warehouse space.

The remainder of the Company's Ohio operations are conducted at two plants in Bellville, which comprise approximately 107,500 square feet of floor space situated on an 8.5 acre site. The initial portion of the larger plant, containing approximately 93,200 square feet of floor space, was built in 1953 and has been expanded on several occasions, most recently in 1973-74. The smaller facility, which contains approximately 14,300 square feet of floor space, was acquired in 1984.

The plant in St. Thomas, Ontario has undergone five major expansions since it was established in 1960. In 1986, a minor expansion of approximately 600 square feet was added as a receiving and shipping area to improve materials handling. This facility contains about 52,600 square feet of floor space and is situated on an 11 acre site.

The Oklahoma facility, located on 4.5 acres of land, was purchased in 1977. Manufacturing and warehousing facilities are located in a 26,700 square foot building, originally built in 1973 and expanded in 1978, 1981, 1982 and 1991. A detached 2,200 square foot building is used for offices. In 1980, a contiguous parcel of two acres of undeveloped land was purchased for future needs.

A building, built in 1959 and located on 20 acres of land in Durham, North Carolina, formerly housed the Company's Durham Products Division and is currently being leased to another manufacturer through August 31, 1995. It was purchased in 1980 and contains 43,500 square feet of manufacturing, warehousing and office space, 3,500 square feet of which were added in 1982. In 1981-82, 19 contiguous undeveloped acres were purchased for future needs. In 1989, the Company completed an addition of 15,000 square feet on the ground floor and 5,000 square feet on the second floor. The offices are located on the second floor addition and the expanded ground floor addition is available for manufacturing.

Patterson Pump Company, in Toccoa, Georgia, includes a 31 acre site with buildings totaling approximately 165,900 square feet, with about 28,000 square feet of office space and 137,900 square feet of manufacturing space. In 1989, Patterson Pump Company completed an addition of 38,500 square feet to the building for manufacturing purposes and razed an approximately 12,700 square foot portion of the manufacturing facility. In 1992, the Company completed a 64,000 square foot addition to the manufacturing plant, including a modern 400,000 gallon test facility. A 28,000 square foot office addition was completed in 1993. Upon occupancy of the new building in 1993, the pre-existing office space of 15,200 square feet was razed for additional parking space.

The Company considers its plants, machinery and equipment to be well maintained, in good operating condition and adequate for the present uses and business requirements of the Company.

ITEM 3.  LEGAL PROCEEDINGS

Gorman-Rupp is not currently engaged in any litigation which in the opinion of the Company is material to its operations or assets.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this Form 10-K, no matter was submitted to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

                              ********************

                     EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3), the information regarding executive officers called for by Item 401 of Regulation S-K and by Item 10 of this Form 10-K is set forth below.


                                                                       Date Elected to
Name                      Age          Office                             Position
- -------------------------------------------------------------------------------------

James C. Gorman           70      Chairman and Chief Executive Officer       1964

John A. Walter            61      President and Chief Operating Officer      1989

K. Jack Bargahiser        62      Vice President Communications              1975

Jeffrey S. Gorman         42      Vice President; General Manager,
                                  Mansfield Division                         1989

Kenneth E. Dudley         57      Treasurer                                  1982

Robert E. Kirkendall      52      Corporate Secretary/Assistant Treasurer    1982

William D. Danuloff       47      Vice President Information Services        1991


Except as noted, each of the above-named officers has held his executive position with the Company for the past five years. Mr. J. C. Gorman has served as the Company's Chief Executive Officer since 1964; in 1989, he also assumed the office of Chairman and relinquished the office of President. Mr. Walter was elected to the additional position of Chief Operating Officer in 1993; he served as Vice President and General Manager of the Industries Division from 1978 until 1990. Mr. J. S. Gorman was elected Vice President and General Manager of the Mansfield Division in 1989, after serving as Assistant General Manager from 1986 to 1988; he held the office of Corporate Secretary from 1982 to 1990. Mr. Kirkendall was elected as Assistant Treasurer in 1982; he assumed the additional office of Corporate Secretary in 1990. Mr. Danuloff was elected Vice President Information Services in 1991, after serving as Director of Information Services from 1981 to 1991.

Mr. J. S. Gorman is the son of Mr. J. C. Gorman. Otherwise, there is no family relationship among any of the Executive Officers and Directors of the Company.

PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS


Attention is directed to the section "Ranges of Stock Prices" and the data immediately below pertaining to the shareholder information reported by the Transfer Agent on page 16 in the Company's 1994 Annual Report to Shareholders, which are incorporated herein by this reference.


ITEM 6.  SELECTED FINANCIAL DATA


Attention is directed to the section "Ten Year Summary of Selected Financial Data" on pages 16 and 17 in the Company's 1994 Annual Report to Shareholders, which is incorporated herein by this reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Attention is directed to the section "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 15 in the Company's 1994 Annual Report to Shareholders, which is incorporated herein by this reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Attention is directed to the Company's consolidated financial statements, the notes thereto and the report of independent auditors thereon on pages 10-14, and 17, and to the section "Summary of Quarterly Results of Operations" on page 16, in the Company's 1994 Annual Report to Shareholders, which are incorporated herein by this reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNT-ING AND FINANCIAL DISCLOSURE

The Company has not changed its independent public accountants and there have been no reportable disagreements with such accountants regarding accounting principles or practices or financial disclosure matters.

PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


With respect to Directors, attention is directed to the section "Election of Directors" in the Company's definitive Notice of 1995 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which is incorporated herein by this reference.

With respect to executive officers, attention is directed to Part I of this Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION


Attention is directed to the sections "Executive Compensation", "Pension and Retirement Benefits", "Salary Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation" in the Company's definitive Notice of 1995 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MAN-
          AGEMENT

Attention is directed to the sections "Principal Shareholders", "Election of Directors" and "Shareholdings by Executive Officers" in the Company's definitive Notice of 1995 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Except as disclosed in the footnote in the section "Shareholdings by Executive Officers" and in footnote 2 in the section "Principal Shareholders" in the Company's definitive Notice of 1995 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference, the Company has no relationships or transactions required to be reported by Item 404 of Regulation S-K.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a)  The following documents are filed as part of this report:

       1.  Financial Statements
           --------------------
           With respect to the consolidated financial statements of the Registrant and its subsidiaries, the following documents have been incorporated by reference into this report:

                  (i)  Consolidated balance sheets--December 31, 1994 and 1993
                 (ii)  Consolidated statements of income--Years ended
                          December 31, 1994, 1993 and 1992
                (iii)  Consolidated statements of shareholders' equity--Years ended December 31, 1994, 1993 and 1992
                 (iv)  Consolidated statements of cash flows--Years ended
                          December 31, 1994, 1993 and 1992
                  (v)  Notes to consolidated financial statements
                 (vi)  Report of independent auditors

        2. Financial Statement Schedules
           -----------------------------
           All financial statement schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

        3. Exhibits
           --------
           The exhibits listed below are submitted in a separate section of this report immediately following the Exhibit Index.

                 (3)  (i)  Articles of incorporation and  (ii)  By-laws
                 (4) Instruments defining the rights of security holders, including indentures
                (10)  Material contracts
                (13)  Annual report to security holders
                (21)  Subsidiaries of the registrant
                (23)  Consents of experts and counsel
                (24)  Powers of attorney
                (27)  Financial data schedule

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GORMAN-RUPP COMPANY



*By      ROBERT E. KIRKENDALL
    -------------------------
         Robert E. Kirkendall
         Attorney-In-Fact

Date:  March 28, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

*JAMES C. GORMAN                  Chairman, Principal Executive
- ------------------------            Officer and Director
 James C. Gorman

*KENNETH E. DUDLEY                Treasurer and Principal Financial
- ------------------------            and Accounting Officer
 Kenneth E. Dudley

*WILLIAM A. CALHOUN               Director
- ------------------------
 William A. Calhoun

*PETER B. LAKE                    Director
- ------------------------
 Peter B. Lake

*BURTON PRESTON                   Director
- ------------------------
 Burton Preston

*JOHN A. WALTER                   Director
- ------------------------
 John A. Walter

*JEFFREY S. GORMAN                Director
- ------------------------
 Jeffrey S. Gorman

*JAMES R. WATSON                  Director
- ------------------------
 James R. Watson

                                  Director
- ------------------------
 Thomas E. Hoaglin

*The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K on behalf of The Gorman-Rupp Company and on behalf of each of the above-named Officers and Directors of The Gorman-Rupp Company pursuant to Powers of Attorney executed by The Gorman-Rupp Company and by each such Officer and Director and filed with the Securities and Exchange Commission.

March 28, 1995


By: /s/ ROBERT E. KIRKENDALL
- ----------------------------
        Robert E. Kirkendall
        Attorney-In-Fact

ANNUAL REPORT ON FORM 10-K

THE GORMAN-RUPP COMPANY

For the Year Ended December 31, 1994


EXHIBIT INDEX

                 EXHIBIT

(3)(4)               Amended Articles of Incorporation, as amended      14

(3)(4)               Regulations                                        16

(10)                 Form of Indemnification Agreement between the
                     Company and its Directors and Officers             24

(13)                 Incorporated Portions of 1994 Annual Report to
                     Shareholders                                       34

(21)                 Subsidiaries of the Company                        46

(23)                 Consent of Independent Auditors                    47

(24)                 Powers of Attorney                                 48

(27)                 Financial Data Schedule                            51