Form 10-Q
period 1995-03-31
GORMAN RUPP CO
filed 1995-04-21
CIK 42682

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                                  FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For three months ended March 31, 1995      Commission File Number 1-6747
                       ------------------                         ------


                           The Gorman-Rupp Company
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



                Ohio                             34-0253990
- --------------------------------------------------------------------------------
  (State or other jurisdiction of             (I.R.S. Employer
  incorporation or organization)              Identification No.)



      305 Bowman Street,  P. O. Box 1217,  Mansfield, Ohio  44901
- --------------------------------------------------------------------------------
          (Address of principal executive offices)        (Zip Code)



Registrant's telephone number, including area code    (419) 755-1011
                                                   ------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to by filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
    -----      -----

Shares outstanding at March 31, 1995 ----- common, without par value, 8,578,574




                              Page 1 of 6 pages

                                                  PART I - FINANCIAL INFORMATION
                                             THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                         (in thousands of dollars, except per share data)

                                                                                                        Three Months Ended
                                                                                                              March 31
                                                                                                       1995              1994
                                                                                                    ---------         ---------
INCOME
  Net sales                                                                                           $36,224           $38,118
  Other income                                                                                            120               104
                                                                                                    ---------         ---------
    TOTAL INCOME                                                                                       36,344            38,222

DEDUCTIONS FROM INCOME
  Cost of products sold                                                                                26,924            28,386
  Selling, general and
    administrative expenses                                                                             5,320             4,908
                                                                                                    ---------         ---------
    TOTAL DEDUCTIONS                                                                                   32,244            33,294
                                                                                                    ---------         ---------
INCOME BEFORE INCOME TAXES                                                                              4,100             4,928
  Income taxes                                                                                          1,592             1,960
                                                                                                    ---------         ---------
    NET INCOME                                                                                         $2,508            $2,968
                                                                                                    =========         =========

* Net Income Per Share                                                                                  $0.29             $0.35
* Dividends Paid Per Share                                                                              $0.13             $0.12
* Average Shares Outstanding                                                                        8,578,698         8,579,633

* Reflects the 3 for 2 stock split effective October 27, 1994


                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                     (in thousands of dollars)

                                                                                                         Three Months Ended
                                                                                                              March 31
                                                                                                       1995              1994
                                                                                                    ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                           $2,508            $2,968
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                                                     1,255             1,078
      Changes in operating assets and liabilities                                                      (3,112)             (930)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital additions, net                                                                               (2,032)             (890)
  Other                                                                                                   (37)             (138)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash dividends                                                                                       (1,116)           (1,030)
  Borrowings from bank                                                                                  2,787               645
                                                                                                    ---------         ---------
    NET INCREASE IN CASH
      AND CASH EQUIVALENTS                                                                                253             1,703
  CASH AND CASH EQUIVALENTS:
    Beginning of year                                                                                   3,062             2,782
                                                                                                    ---------         ---------
    March 31                                                                                           $3,315            $4,485
                                                                                                    =========         =========

                                             THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                                     (in thousands of dollars)

                                                                                                     March 31        December 31
                                                                                                       1995              1994
                                 ASSETS                                                             ---------         ---------
CURRENT ASSETS
  Cash and cash equivalents                                                                            $3,315            $3,062
  Accounts receivable                                                                                  27,591            22,772
  Inventories                                                                                          32,364            30,814
  Other current assets and deferred income taxes                                                        3,231             3,422
                                                                                                    ---------         ---------
      TOTAL CURRENT ASSETS                                                                             66,501            60,070

OTHER ASSETS                                                                                              669               651
DEFERRED INCOME TAXES                                                                                   5,727             5,500

PROPERTY, PLANT AND EQUIPMENT                                                                          78,695            76,663
  Less allowances for depreciation                                                                     37,033            35,784
                                                                                                    ---------         ---------
    PROPERTY, PLANT AND EQUIPMENT - NET                                                                41,662            40,879
                                                                                                    ---------         ---------
      TOTAL ASSETS                                                                                   $114,559          $107,100
                                                                                                    =========         =========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                                                     $5,765            $5,781
  Payrolls and related liabilities,
    accrued expenses                                                                                    8,576             6,853
  Income taxes                                                                                          1,423               257
  Notes payable to banks                                                                                5,225             3,500
                                                                                                    ---------         ---------
    TOTAL CURRENT LIABILITIES                                                                          20,989            16,391

LONG TERM DEBT                                                                                          5,777             4,715
PENSION LIABILITY                                                                                       1,722             1,512
POSTRETIREMENT HEALTH BENEFITS OBLIGATION                                                              23,084            22,874

SHAREHOLDERS' EQUITY
  Common shares, without par value
    authorized - 14,000,000 shares
  * outstanding - 8,578,574 shares in 1995 and
    8,579,633 shares in 1994 (after deducting
    treasury shares of 286,602 in 1995 and 285,543
    in 1994) at stated capital amount                                                                   5,112             5,115
  Retained earnings                                                                                    58,817            57,566
  Translation adjustments                                                                                (942)           (1,073)
                                                                                                    ---------         ---------
    TOTAL SHAREHOLDERS' EQUITY                                                                         62,987            61,608
                                                                                                    ---------         ---------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                     $114,559          $107,100
                                                                                                    =========         =========

* Reflects the 3 for 2 stock split effective October 27, 1994

                   THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                MARCH 31, 1995

NOTE A - BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.


NOTE B - INVENTORIES

The major components of inventories are as follows:

                                                                                                     March 31        December 31
(Thousands of dollars)                                                                                 1995              1994
                                                                                                    ---------         ---------
Raw materials and in-process                                                                           $8,280            $7,883
Finished parts                                                                                         20,832            19,834
Finished products                                                                                       3,252             3,097
                                                                                                    ---------         ---------
                                                                                                      $32,364           $30,814
                                                                                                    =========         =========

                   THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

First Quarter 1995 vs First Quarter 1994
- ----------------------------------------
Net sales were $36,224,000 in 1995, a decrease of $1,894,000 or 5.0%
from the $38,118,000 in 1994. Most of the decrease was due to lower sales at the Patterson Pump Company. The major portion of the decrease at Patterson was a result of a contract with the government of Saudi Arabia being substantially completed in 1994 and not recurring in 1995.

Other income was $120,000 in 1995 compared to $104,000 in 1994.

Cost of products sold in 1995 was $26,924,000 compared to $28,386,000 in 1994. As a percentage of net sales, cost of products sold in 1995 was 74.3% compared to 74.5% in 1994. Lower sales resulted in lower cost of products sold.

Selling, general and administrative expenses increased to $5,320,000 in 1995 from $4,908,000 in 1994 with an increase in wages and payroll related taxes being the single largest reason for the increase. Expenses associated with the design and implementation of upgraded information management systems also contributed to the increase.

Income before income taxes was $4,100,000 in 1995 compared to $4,928,000 in 1994, a decrease of $828,000. Income tax expense decreased from $1,960,000 in 1994 to $1,592,000 in 1995, primarily as a result of a decrease in profit. The effective income tax rate was 38.8% in 1995 compared to 39.8% in 1994.

Net income in 1995 of $2,508,000 decreased $460,000 from $2,968,000 in
1994. As a percent of net sales, net income was 6.9% in 1995 and 7.8% in 1994. Net income per share was $.29 in 1995, a decrease of $.06 from $.35 in 1994.

FINANCIAL CONDITION
- -------------------
The Company continues to finance most of its capital expenditures and working capital requirements through internally generated funds and bank financing. The ratio of current assets to current liabilities was 3.2 to 1 at March 31, 1995 and 3.7 to 1 at December 31, 1994.

The Company presently has adequate working capital, adequate borrowing capacity and a healthy liquidity position.

                     PART II - OTHER INFORMATION
               THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits  -  27 Financial Data Schedule

         (b)  Reports filed on Form 8-K during the Quarter Ended
              March 31, 1995 - None



                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              The Gorman-Rupp Company
                                           ------------------------------
                                                    (Registrant)


Date   April 21, 1995                      Kenneth E. Dudley
      ----------------------

                                           /s/  Kenneth E. Dudley
                                           ------------------------------
                                                    (Signature)
                                           Treasurer & Principal
                                           Financial Officer

                   THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

                                  Form 10-Q

                     For the Quarter Ended March 31, 1995

                      Exhibit Volume - Table of Contents

                     Exhibits filed as part of the report


                                                        Sequential
                                                         number of
Exhibit                                                   page of
Number          Exhibit Description                     full report
- -------         -------------------                     -----------
27              Financial Data Schedule