Form 10-Q
period 1995-06-30
GORMAN RUPP CO
filed 1995-07-27
CIK 42682

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For six months ended   June 30, 1995       Commission File Number 1-6747
                       ---------------                            ------


                           The Gorman-Rupp Company
- ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                Ohio                             34-0253990
- ------------------------------------------------------------------------
  (State or other jurisdiction of             (I.R.S. Employer
  incorporation or organization)              Identification No.)



      305 Bowman Street,  P. O. Box 1217,  Mansfield, Ohio  44901
- ------------------------------------------------------------------------
          (Address of principal executive offices)        (Zip Code)



Registrant's telephone number, including area code    (419) 755-1011
                                                   ---------------------



Indicate by check mark whether the registrant (1) has filed all reports required to by filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
    -----      -----

Shares outstanding at June 30, 1995 ----- common, without par value, 8,580,820




                              Page 1 of 7 pages


                         PART I - FINANCIAL INFORMATION
                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (in thousands of dollars, except per share data)



                                                          Three Months Ended          Six Months Ended
                                                               June 30                    June 30
                                                            1995        1994          1995       1994
                                                         ---------   ---------      ---------  ---------
INCOME
  Net sales                                                $37,845     $34,003      $74,069      $72,121
  Other income                                                 141         132          261          236
                                                         ---------   ---------    ---------    ---------
    TOTAL INCOME                                            37,986      34,135       74,330       72,357

DEDUCTIONS FROM INCOME
  Cost of products sold                                     28,575      24,631       55,499       53,017
  Selling, general and
    administrative expenses                                  5,748       5,286       11,068       10,194
                                                         ---------   ---------    ---------     ---------
    TOTAL DEDUCTIONS                                        34,323      29,917       66,567       63,211
                                                         ---------   ---------    ---------    ---------
INCOME BEFORE INCOME TAXES                                   3,663       4,218        7,763        9,146
  Income taxes                                               1,509       1,603        3,101        3,563
                                                         ---------   ---------    ---------    ---------
    NET INCOME                                              $2,154      $2,615       $4,662       $5,583
                                                         =========   =========    =========    =========

* Net Income Per Share                                       $0.25       $0.30        $0.54        $0.65
* Dividends Paid Per Share                                   $0.13       $0.12        $0.26        $0.24
* Average Shares Outstanding                             8,584,100   8,579,633    8,581,414    8,579,633

* Reflects the 3 for 2 stock split effective October 27, 1994


          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           (in thousands of dollars)
                                                                                      Six Months Ended
                                                                                          June 30
                                                                                       1995       1994
CASH FLOWS FROM OPERATING ACTIVITIES:                                              ---------    ---------
  Net income                                                                         $4,662       $5,583
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                                   2,562        2,157
      Changes in operating assets and liabilities                                    (1,965)      (2,165)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital additions, net                                                             (3,002)      (3,167)
  Other                                                                                  79          (89)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash dividends                                                                     (2,232)      (2,059)
  Change in treasury shares                                                              33            0
  Borrowings from (payments to) bank                                                   (168)        (897)
    NET INCREASE (DECREASE)IN CASH                                                 ---------    ---------
      AND CASH EQUIVALENTS                                                              (31)        (637)
  CASH AND CASH EQUIVALENTS:
    Beginning of year                                                                  3,062        2,782
                                                                                   ---------    ---------
    June 30                                                                           $3,031       $2,145
                                                                                  ==========   ==========


                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                           (in thousands of dollars)

                                                                      June 30    December 31
                                                                        1995        1994
                                 ASSETS                             ---------    ---------
CURRENT ASSETS
  Cash and cash equivalents                                            $3,031       $3,062
  Accounts receivable                                                  30,204       22,772
  Inventories                                                          32,562       30,814
  Other current assets and deferred income taxes                        3,057        3,422
                                                                    ---------    ---------
      TOTAL CURRENT ASSETS                                             68,854       60,070

OTHER ASSETS                                                              702          651
DEFERRED INCOME TAXES                                                   5,727        5,500

PROPERTY, PLANT AND EQUIPMENT                                          79,667       76,663
  Less allowances for depreciation                                     38,305       35,784
                                                                    ---------    ---------
    PROPERTY, PLANT AND EQUIPMENT - NET                                41,362       40,879
                                                                    ---------    ---------
      TOTAL ASSETS                                                   $116,645     $107,100
                                                                    =========    =========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                     $8,260       $5,781
  Payrolls and related liabilities,
    accrued expenses                                                    9,132        6,853
  Income taxes                                                            653          257
  Notes payable to banks                                                3,750        3,500
                                                                    ---------    ---------
    TOTAL CURRENT LIABILITIES                                          21,795       16,391

LONG TERM DEBT                                                          5,381        4,715
PENSION LIABILITY                                                       1,932        1,512
POSTRETIREMENT HEALTH BENEFITS OBLIGATION                              23,294       22,874

SHAREHOLDERS' EQUITY
  Common shares, without par value
    authorized - 14,000,000 shares
  * outstanding - 8,580,820 shares in 1995 and
    8,579,633 shares in 1994 (after deducting
    treasury shares of 284,356 in 1995 and 285,543
    in 1994) at stated capital amount                                   5,113        5,115
  Retained earnings                                                    60,028       57,566
  Translation adjustments                                                (898)      (1,073)
                                                                    ---------    ---------
    TOTAL SHAREHOLDERS' EQUITY                                         64,243       61,608
                                                                    ---------    ---------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $116,645     $107,100
                                                                    =========    =========

* Reflects the 3 for 2 stock split effective October 27, 1994

                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1995

NOTE A - BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period and six month period ended June 30, 1995 are not neces-sarily indicative of results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.


NOTE B - INVENTORIES

The major components of inventories are as follows:
                                                                                     June 30            December 31
(Thousands of dollars)                                                                 1995                 1994
                                                                                    ---------            ---------
Raw materials and in-process                                                         $8,330               $7,883
Finished parts                                                                       20,959               19,834
Finished products                                                                     3,273                3,097
                                                                                  ---------             ---------
Inventories                                                                         $32,562              $30,814
                                                                                  =========             =========



                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Second Quarter 1995 vs Second Quarter 1994
- ------------------------------------------

Net sales were $37,845,000 in 1995 compared to $34,003,000 in 1994, an increase of 11.3%. The increase was due to increased sales at the Mans-field Division and the Patterson Pump Company.

Other income was $141,000 in 1995 compared to $132,000 in 1994. This was a small change from the previous year.

Cost of products sold in 1995 was $28,575,000 compared to $24,631,000 in 1994. The largest factor in the increase was material needed to support the increased sales. An increase in the medical insurance was the next largest single item. As a percentage of net sales, cost of products sold was 75.5% in 1995 compared to 72.4% in 1994. Some change in pro-duct mix resulted in the higher percentage in 1995.

Selling, general and administrative expenses increased from $5,286,000 in 1994 to $5,748,000 in 1995 with increases in consulting fees and interest being the largest reasons for the increase.

Income before income taxes was $3,663,000 in 1995 compared to $4,218,000 in 1994, a decrease of $555,000. Income tax expense decreased from $1,603,000 in 1994 to $1,509,000 in 1995, primarily as a result of the decrease in profit. The effective tax rate was 41.2% in 1995 compared to 38.0% in 1994. This increase is partially due to an increase in state and local income taxes.

Net income in 1995 of $2,154,000 decreased $461,000 from $2,615,000 in
1994. As a percent of net sales, net income was 5.7% in 1995 and 7.7% in 1994. Net income per share was $.25 in 1995, a decrease of $.05 from the $.30 in 1994.

                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

Six Months 1995 vs Six Months 1994
- ----------------------------------
Net sales were $74,069,000 in 1995, an increase of $1,948,000 or 2.7%
over the $72,121,000 in 1994. Most of the increase was due to increased sales at the Mansfield Division.

Other income was $261,000 in 1995 compared to $236,000 in 1994. This was a similiar amount for both years.

Cost of products sold in 1995 was $55,499,000 compared to $53,017,000 in 1994. The largest factor in the increase was material needed to support the increased sales. An increase in the medical insurance was the next largest single item. As a percentage of net sales, cost of products sold was 74.9% in 1995 compared to 73.5% in 1994. Some change in pro-duct mix resulted in the higher percentage in 1995.

Selling, general and administrative expenses increased from $10,194,000 in 1994 to $11,068,000 in 1995 with increases in consulting fees and interest being the largest reasons for the increase.

Income before income taxes was $7,763,000 in 1995 compared to $9,146,000 in 1994, a decrease of $1,383,000. Income tax expense decreased from $3,563,000 in 1994 to $3,101,000 in 1995, primarily as a result of the decrease in profit. The effective income tax rate was 39.9% in 1995 compared to 39.0% in 1994.

Net income of $4,662,000 in 1995 was down $921,000 from $5,583,000 in
1994. As a percent of net sales, net income was 6.3% in 1995 and 7.7% in 1994. Net income per share was $.54 in 1995, a decrease of $.11 from the $.65 in 1994.

FINANCIAL CONDITION
- --------------------
The Company continues to finance most of its capital expenditures and working capital requirements through internally generated funds and bank financing. The ratio of current assets to current liabilities was 3.2 to 1 at June 30, 1995 and 3.7 to 1 at December 31, 1994.

The Company presently has adequate working capital, adequate borrowing capacity and a healthy liquidity position.

                          PART II - OTHER INFORMATION
                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits - 27 Financial Data Schedule

         (b) Reports filed on Form 8-K during the Quarter Ended
             June 30, 1995 - None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            The Gorman-Rupp Company
                                        --------------------------------
                                                 (Registrant)


Date   July 27, 1995                            Kenneth E. Dudley
     ----------------------------

                                           /S/  Kenneth E. Dudley
                                        --------------------------------
                                                (Signature)
                                           Treasurer & Principal
                                           Financial Officer