Form 10-Q
period 1995-09-30
GORMAN RUPP CO
filed 1995-10-23
CIK 42682

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For nine months ended  September 30, 1995  Commission File Number 1-6747
                      --------------------                        ------


                            The Gorman-Rupp Company
-------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                    Ohio                             34-0253990
-------------------------------------------------------------------------
       (State or other jurisdiction of             (I.R.S. Employer
        incorporation or organization)            Identification No.)



          305 Bowman Street,  P. O. Box 1217,  Mansfield, Ohio  44901
-------------------------------------------------------------------------
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

Shares outstanding at September 30, 1995 ----- common, without par value, 8,593,222




                               Page 1 of 7 pages


                         PART I - FINANCIAL INFORMATION
                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (in thousands of dollars, except per share data)

                              Three Months Ended    Nine Months Ended
                                 September 30          September 30
                                1995       1994       1995       1994
INCOME                       ---------  ---------  ---------  ---------
  Net sales                    $38,231    $33,781   $112,300   $105,902
  Other income                     206        131        467        367
                             ---------  ---------  ---------  ---------
    TOTAL INCOME                38,437     33,912    112,767    106,269

DEDUCTIONS FROM INCOME
  Cost of products sold         29,021     24,921     84,520     77,938
  Selling, general and
    administrative expenses      5,383      5,215     16,451     15,409
                             ---------  ---------  ---------  ---------
    TOTAL DEDUCTIONS            34,404     30,136    100,971     93,347
                             ---------  ---------  ---------  ---------
INCOME BEFORE INCOME TAXES       4,033      3,776     11,796     12,922
  Income taxes                   1,515      1,447      4,616      5,010
                             ---------  ---------  ---------  ---------
    NET INCOME                  $2,518     $2,329     $7,180     $7,912
                             =========  =========  =========  =========

* Net Income Per Share           $0.30      $0.27      $0.84      $0.92
* Dividends Paid Per Share       $0.13      $0.12      $0.39      $0.36
* Average Shares Outstanding 8,586,722  8,579,633  8,583,203  8,579,633

* Reflects the 3 for 2 stock split effective October 27, 1994




          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           (in thousands of dollars)
                                                    Nine Months Ended
                                                       September 30
                                                      1995       1994
CASH FLOWS FROM OPERATING ACTIVITIES:              ---------  ---------
  Net income                                          $7,180     $7,912
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                    3,856      3,262
      Changes in operating assets and liabilities     (1,186)       354
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital additions, net                              (5,820)    (5,651)
  Other                                                  615         46
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash dividends                                      (3,348)    (3,089)
  Change in treasury shares                              221          0
  Borrowings from (payments to) bank                  (2,376)    (2,889)
    NET INCREASE (DECREASE)IN CASH                 ---------  ---------
      AND CASH EQUIVALENTS                              (858)       (55)
  CASH AND CASH EQUIVALENTS:
    Beginning of year                                  3,062      2,782
                                                   ---------  ---------
    September 30                                      $2,204     $2,727
                                                   =========  =========

                                       2

                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                           (in thousands of dollars)

                                                September 30 December 31
                                                      1995       1994
                                 ASSETS            ---------  ---------
CURRENT ASSETS
  Cash and cash equivalents                           $2,204     $3,062
  Accounts receivable                                 30,580     22,772
  Inventories                                         32,387     30,814
  Other current assets and deferred income taxes       3,891      3,422
                                                   ---------  ---------
      TOTAL CURRENT ASSETS                            69,062     60,070

OTHER ASSETS                                             606        651
DEFERRED INCOME TAXES                                  5,487      5,500

PROPERTY, PLANT AND EQUIPMENT                         81,948     76,663
  Less allowances for depreciation                    39,321     35,784
                                                   ---------  ---------
    PROPERTY, PLANT AND EQUIPMENT - NET               42,627     40,879
                                                   ---------  ---------
      TOTAL ASSETS                                  $117,782   $107,100
                                                   =========  =========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                    $8,642     $5,781
  Payrolls and related liabilities,
    accrued expenses                                   9,271      6,853
  Income taxes                                         1,422        257
  Notes payable to banks                               3,500      3,500
                                                   ---------  ---------
    TOTAL CURRENT LIABILITIES                         22,835     16,391

LONG TERM DEBT                                         3,484      4,715
PENSION LIABILITY                                      2,015      1,512
POSTRETIREMENT HEALTH BENEFITS OBLIGATION             23,434     22,874

SHAREHOLDERS' EQUITY
  Common shares, without par value
    authorized - 14,000,000 shares
  * outstanding - 8,593,222 shares in 1995 and
    8,579,633 shares in 1994 (after deducting
    treasury shares of 271,954 in 1995 and 285,543
    in 1994) at stated capital amount                  5,124      5,115
  Retained earnings                                   61,609     57,566
  Translation adjustments                               (719)    (1,073)
                                                   ---------  ---------
    TOTAL SHAREHOLDERS' EQUITY                        66,014     61,608
                                                   ---------  ---------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $117,782   $107,100
                                                   =========  =========

* Reflects the 3 for 2 stock split effective October 27, 1994

                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1995

NOTE A - BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period and nine month period ended September 30, 1995 are not nec-essarily indicative of results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.


NOTE B - INVENTORIES

The major components of inventories are as follows:
                                                September 30 December 31
(Thousands of dollars)                                1995       1994
                                                   ---------  ---------
Raw materials and in-process                          $8,285     $7,883
Finished parts                                        20,847     19,834
Finished products                                      3,255      3,097
                                                   ---------  ---------
Inventories                                          $32,387    $30,814
                                                   =========  =========

                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Third Quarter 1995 vs Third Quarter 1994
----------------------------------------
Net sales were $38,231,000 in 1995 compared to $33,781,000 in 1994, an increase of 13.2%. Most of the increase was due to increased sales at the Mansfield Division and the Patterson Pump Company.

Other income was $206,000 in 1995 compared to $131,000 in 1994. This was a small change from the previous year. The largest reason for this increase was a gain on a disposal of an asset followed by an increase in interest income.

Cost of products sold in 1995 was $29,021,000 compared to $24,921,000 in 1994. The largest factor in the increase was material needed to support the increased sales. An increase in medical insurance was the next largest single item. As a percentage of net sales, cost of products sold was 75.9% in 1995 compared to 73.8% in 1994. Some change in pro-duct mix resulted in the higher percentage in 1995.

Selling, general and administrative expenses increased from $5,215,000 in 1994 to $5,383,000 in 1995 with increases in interest and advertising expenses being the largest reasons for the increase.

Income before income taxes was $4,033,000 in 1995 compared to $3,776,000 in 1994, an increase of $257,000. Income tax expense increased from $1,447,000 in 1994 to $1,515,000 in 1995, primarily as a result of the increase in profit. The effective tax rate was 37.6% in 1995 compared to 38.3% in 1994.

Net income in 1995 of $2,518,000 increased $189,000 from $2,329,000 in
1994. As a percent of net sales, net income was 6.6% in 1995 and 6.9% in 1994. Net income per share was $.30 in 1995, an increase of $.03 from the $.27 in 1994.

                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

Nine Months 1995 vs Nine Months 1994
------------------------------------
Net sales were $112,300,000 in 1995, an increase of $6,398,000 or 6.0%
over the $105,902,000 in 1994. Most of the increase was due to increased sales at the Mansfield Division.

Other income was $467,000 in 1995 compared to $367,000 in 1994. The largest reason for this increase was an increase in interest income followed by a gain on a disposal of an asset.

Cost of products sold in 1995 was $84,520,000 compared to $77,983,000 in 1994. The largest factor in the increase was material needed to support the increased sales. An increase in medical insurance was the next largest single item. As a percentage of net sales, cost of products sold was 75.3% in 1995 compared to 73.6% in 1994. Some change in pro-duct mix resulted in the higher percentage in 1995.

Selling, general and administrative expenses increased from $15,409,000 in 1994 to $16,451,000 in 1995 with increases in consulting fees and wages being the largest reasons for the increase.

Income before income taxes was $11,796,000 in 1995 compared to $12,922,000 in 1994, a decrease of $1,126,000. Income tax expense decreased from $5,010,000 in 1994 to $4,616,000 in 1995, primarily as a result of the decrease in profit. The effective income tax rate was 39.1% in 1995 compared to 38.8% in 1994.

Net income of $7,180,000 in 1995 was down $732,000 from $7,912,000 in
1994. As a percent of net sales, net income was 6.4% in 1995 and 7.5% in 1994. Net income per share was $.84 in 1995, a decrease of $.08 from the $.92 in 1994.

FINANCIAL CONDITION
-------------------
The Company continues to finance most of its capital expenditures and working capital requirements through internally generated funds and bank financing. The ratio of current assets to current liabilities was 3.0 to 1 at September 30, 1995 and 3.7 to 1 at December 31, 1994.

The Company presently has adequate working capital, adequate borrowing capacity and a healthy liquidity position.

                          PART II - OTHER INFORMATION
                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits - 27 Financial Data Schedule

         (b) Reports filed on Form 8-K during the Quarter Ended
             September 30, 1995 - None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              The Gorman-Rupp Company
                                            ---------------------------
                                                    (Registrant)


Date   October 23, 1995                         Kenneth E. Dudley
      ------------------

                                           /S/  Kenneth E. Dudley
                                            ---------------------------
                                                    (Signature)
                                           Treasurer & Principal
                                           Financial Officer