Form 10-K405
period 1995-12-31
GORMAN RUPP CO
filed 1996-03-25
CIK 42682

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1995        Commission file number 1-6747

                             THE GORMAN-RUPP COMPANY
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              Ohio                                      34-0253990
   -------------------------                    -----------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

305 Bowman St., Mansfield, Ohio                           44903
---------------------------------------                 ----------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code    (419) 755-1011
                                                      --------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

     Title of each class               Name of each exchange on which registered

Common Shares, without par value                American Stock Exchange
--------------------------------                -----------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE
           -----------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes  X   No
                          ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
 X
---

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value is computed by reference to the price at which the stock was sold as of February 29, 1996. $62,526,001
                                                      -----------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of February 29, 1996.

                   Common Shares, without par value--8,614,059
                   -------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1995 Annual Report to Shareholders incorporated by reference into Part II (Item 5-8).

Portions of Notice of 1996 Annual Meeting of Shareholders and related Proxy Statement incorporated by reference into Part III (Items 10-13).

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

PRODUCTS

The principal products of the Company are pumps and fluid control products. (The Company operates principally in one business segment, the manufacture and sale of pumps and other fluid control equipment.) The following table sets forth, for the years 1993 through 1995, the total net sales, income before income taxes and identifiable assets ($000 omitted) of the Company.

                                           1995        1994        1993
                                           ----        ----        ----
        Net Sales                        $149,489    $137,508    $131,535
        Income Before Income Taxes         15,051      14,952      13,858
        Identifiable Assets               119,816     107,100      98,706

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

Although no new significant products have been introduced in 1995, 1994 or 1993, the Company continues to emphasize product development. Several of the Company's existing products, which have been designed with added features, have been expanded to various applications. The Company continues to penetrate international markets principally by its aggressive response to worldwide pump needs.

MARKETING

Except for government, component and export sales, the Company's pumps are marketed in the United States and Canada through a network of about 1,000 distributors, through manufacturers' representatives (for sales to many original equipment manufacturers) and by the Company's wholly owned subsidiary, Gorman-Rupp of Canada Limited. Government and component sales are handled directly by the Company; and export sales are made through the Company's wholly owned subsidiary, The Gorman-Rupp International Company, as well as through foreign distributors and representatives. During 1995, there were no shipments to any single customer greater than 10% of total net sales. Approximately 11% of all 1995 sales were made to customers outside North America.

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

PURCHASING AND PRODUCTION--CONTINUED

The Company purchases motors for its polypropylene bellows pumps and its magnetic drive pumps from several alternate vendors and motor components for its large submersible pumps from a limited number of suppliers. Small motor requirements are also currently sourced from alternate suppliers.

The other production operations of the Company consist of the machining of castings, the cutting and shaping of bar stock and structural members, the manufacture of a few minor components, and the assembling, painting and testing of its products. Virtually all of the Company's products are tested prior to shipment.

OTHER ASPECTS

As of December 31, 1995, the Company employed approximately 960 persons, of whom approximately 570 were hourly employees. The Company has no collective bargaining agreements, has never experienced a strike and considers its labor relations to be satisfactory.

Although the Company owns a number of patents, and several of them are important to its business, Gorman-Rupp believes that the business of the Company is not materially dependent upon any one or more patents.

As of December 31, 1995, the value of the Company's backlog of unfilled orders was approximately $46,311,000, of which $23,759,000 was for the unfilled orders of Patterson Pump Company. Approximately $45,141,000 is scheduled to be shipped during 1996, with the balance ($1,170,000) to be shipped in 1997. At December 31, 1994, the value of the backlog of unfilled orders was approximately $56,628,000.

ITEM 2. PROPERTIES

All of the production operations of the Company are conducted at its plants located in Mansfield and Bellville, Ohio; St. Thomas, Ontario; Sand Springs, Oklahoma; and Toccoa, Georgia. All of the Company's properties are owned in fee without any material encumbrance. (In December 1995, the Company sold facilities and 19 contiguous undeveloped acres, utilized by its former Durham Products Division, located in Durham, North Carolina.) The Company also owns in fee an approximately 26,000 square foot facility in Sparks, Nevada which comprises a training center and warehouse space.

The Company's Ohio operations are principally located in facilities in Mansfield. These facilities consist of five buildings containing approximately 682,200 square feet of floor space for production, office and warehousing functions. The original portion of the largest production plant, consisting of approximately 238,000 square feet located on a 26 acre site, was built in 1917 and has been expanded on several occasions, the latest in 1973. Another production plant, also situated on the 26 acre site, was built in 1968 and has been frequently expanded, most recently in 1994. The 1994 expansion added approximately 37,600 square feet, including a modern testing facility. This plant currently comprises approximately 134,200 square feet of floor space. A third plant, containing approximately 215,000 square feet of floor space, located on a 5-1/2 acre site, was purchased in 1975 and is used for most machining operations and storage of raw materials. Its latest addition, consisting of 30,000 square feet of floor space, was made in 1978. A small office building of approximately 11,500 square feet was purchased in 1979 and houses a training facility and the Company's personnel and advertising departments. In late 1982, the Company purchased a building built in 1920 and located on 3.4 acres adjacent to the Company's 26 acre site. This acquisition, which was renovated in 1983, contains 83,500 square feet and is being used for additional warehouse space.

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

Patterson Pump Company, in Toccoa, Georgia, includes a 31 acre site with buildings totaling approximately 165,900 square feet, with about 28,000 square feet of office space and 137,900 square feet of manufacturing space. In 1989, Patterson Pump Company completed an addition of 38,500 square feet to the building for manufacturing purposes and razed an approximately 12,700 square foot portion of the manufacturing facility. In 1992, the Company completed a 64,000 square foot addition to the manufacturing plant, including a modern 400,000 gallon testing facility. A 28,000 square foot office addition was completed in 1993. Upon occupancy of the new building in 1993, the pre-existing office space of 15,200 square feet was razed for additional parking space.

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

                                                                                                  Date
                                                                                               Elected to
        Name                        Age                  Officer                                Position
---------------------------------------------------------------------------------------------------------
James C. Gorman                     71      Chairman and Chief Executive Officer                 1964

John A. Walter                      62      President and Chief Operating Officer                1989

K. Jack Bargahiser                  63      Vice President Communications                        1975

Jeffrey S. Gorman                   43      Vice President; General Manager,
                                            Mansfield Division                                   1989

Kenneth E. Dudley                   58      Treasurer                                            1982

Robert E. Kirkendall                53      Corporate Secretary/Assistant Treasurer              1982

William D. Danuloff                 48      Vice President Information Services                  1991

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

PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Attention is directed to the section "Ranges of Stock Prices" and the data immediately below pertaining to the shareholder information reported by the Transfer Agent on page 16 in the Company's 1995 Annual Report to Shareholders, which are incorporated herein by this reference.

ITEM 6. SELECTED FINANCIAL DATA

Attention is directed to the section "Ten Year Summary of Selected Financial Data" on pages 16 and 17 in the Company's 1995 Annual Report to Shareholders, which is incorporated herein by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Attention is directed to the section "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 15 in the Company's 1995 Annual Report to Shareholders, which is incorporated herein by this reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Attention is directed to the Company's consolidated financial statements, the notes thereto and the report of independent auditors thereon on pages 10-14, and 17, and to the section "Summary of Quarterly Results of Operations" on page 16, in the Company's 1995 Annual Report to Shareholders, which are incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has not changed its independent public accountants and there have been no reportable disagreements with such accountants regarding accounting principles or practices or financial disclosure matters.

PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

With respect to Directors, attention is directed to the section "Election of Directors" in the Company's definitive Notice of 1996 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which is incorporated herein by this reference.

With respect to executive officers, attention is directed to Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Attention is directed to the sections "Board of Directors and Directors' Committees", "Executive Compensation", "Pension and Retirement Benefits", "Salary Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation" in the Company's definitive Notice of 1996 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Attention is directed to the sections "Principal Shareholders", "Election of Directors" and "Shareholdings by Executive Officers" in the Company's definitive Notice of 1996 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as disclosed in the footnote in the section "Shareholdings by Executive Officers" and in footnote 2 in the section "Principal Shareholders" in the Company's definitive Notice of 1996 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference, the Company has no relationships or transactions required to be reported by Item 404 of Regulation S-K.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

    1. Financial Statements

       With respect to the consolidated financial statements of the Registrant and its subsidiaries, the following documents have been incorporated by reference into this report:

            (i) Consolidated balance sheets--December 31, 1995 and 1994
           (ii) Consolidated statements of income--Years ended December 31, 1995, 1994 and 1993
          (iii) Consolidated statements of shareholders' equity--Years ended December 31, 1995, 1994 and 1993
           (iv) Consolidated statements of cash flows--Years ended
                December 31, 1995, 1994 and 1993
            (v) Notes to consolidated financial statements
           (vi) Report of independent auditors

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

THE GORMAN-RUPP COMPANY



*By      ROBERT E. KIRKENDALL
   --------------------------
         Robert E. Kirkendall
         Attorney-In-Fact


Date:  March 22, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

*JAMES C. GORMAN                    Chairman, Principal Executive
-------------------------             Officer and Director
 James C. Gorman


*KENNETH E. DUDLEY                  Treasurer and Principal Financial
-------------------------             and Accounting Officer
 Kenneth E. Dudley


*WILLIAM A. CALHOUN                 Director
-------------------------
 William A. Calhoun


*PETER B. LAKE                      Director
-------------------------
 Peter B. Lake


*BURTON PRESTON                     Director
-------------------------
 Burton Preston


                                    Director
-------------------------
 John A. Walter

*JEFFREY S. GORMAN                  Director
-------------------------
 Jeffrey S. Gorman


*JAMES R. WATSON                    Director
-------------------------
 James R.Watson


 *THOMAS E. HOAGLIN                 Director
-------------------------
  Thomas E. Hoaglin


*The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K on behalf of The Gorman-Rupp Company and on behalf of each of the above-named Officers and Directors of The Gorman-Rupp Company pursuant to Powers of Attorney executed by The Gorman-Rupp Company and by each such Officer and Director and filed with the Securities and Exchange Commission.

March 22, 1996



By: /s/ ROBERT E. KIRKENDALL
    ------------------------
    Robert E. Kirkendall
    Attorney-In-Fact

ANNUAL REPORT ON FORM 10-K

THE GORMAN-RUPP COMPANY

For the Year Ended December 31, 1995


EXHIBIT INDEX

              EXHIBIT

(3) (4)         Amended Articles of Incorporation, as amended                 *

(3) (4)         Regulations                                                   *

(10)            Form of Indemnification Agreement between the
                Company and its Directors and Officers                       **

(13)            Incorporated Portions of 1995 Annual Report
                to Shareholders                                              14

(21)            Subsidiaries of the Company                                  26

(23)            Consent of Independent Auditors                              27

(24)            Powers of Attorney                                           28

(27)            Financial Data Schedule                                      31


---------------------

    * Incorporated herein by this reference from Exhibits (3) (4) of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

   ** Incorporated herein by this reference from Exhibit (10) of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.