Form 10-Q
period 1996-03-31
GORMAN RUPP CO
filed 1996-04-26
CIK 42682

                           SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.  20549

                                       FORM 10-Q


                      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


     For three months ended March 31, 1996      Commission File Number 1-6747
                            ---------------                            ------


                           The Gorman-Rupp Company
      ---------------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)



                  Ohio                                34-0253990
      ---------------------------------------------------------------------
     (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)              Identification No.)



        305 Bowman Street,  P. O. Box 1217,  Mansfield, Ohio  44901
      ---------------------------------------------------------------------
      (Address of principal executive offices)              (Zip Code)


      Registrant's telephone number, including area code    (419) 755-1011
                                                         ------------------


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

      Shares outstanding at March 31, 1996 ----- common, without par value, 8,618,383




                                    Page 1 of 6 pages

                       PART I - FINANCIAL INFORMATION
                  THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (in
                    thousands of dollars, except per share data)

                                                            Three Months Ended
                                                                 March 31
                                                              1996       1995
        INCOME                                             ---------  ---------
          Net sales                                          $38,006    $36,224
          Other income                                           116        120
                                                           ---------  ---------
            TOTAL INCOME                                      38,122     36,344

        DEDUCTIONS FROM INCOME
          Cost of products sold                               29,109     26,924
          Selling, general and
            administrative expenses                            5,809      5,320
                                                           ---------  ---------
            TOTAL DEDUCTIONS                                  34,918     32,244
                                                           ---------  ---------
        INCOME BEFORE INCOME TAXES                             3,204      4,100
          Income taxes                                         1,230      1,592
                                                           ---------  ---------
            NET INCOME                                        $1,974     $2,508
                                                           =========  =========
          Net Income Per Share                                 $0.23      $0.29
          Dividends Paid Per Share                             $0.13      $0.13
          Average Shares Outstanding                       8,613,496  8,578,698


               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in
                               thousands of dollars)

                                                            Three Months Ended
                                                                 March 31
                                                              1996       1995
        CASH FLOWS FROM OPERATING ACTIVITIES:              ---------  ---------
          Net income                                          $1,974     $2,508
          Adjustments to reconcile net income to net
            cash provided by operating activities:
              Depreciation and amortization                    1,381      1,255
              Changes in operating assets and liabilities      4,131     (3,112)
        CASH FLOWS FROM INVESTING ACTIVITIES:
          Capital additions, net                                (683)    (2,032)
          Other                                                  189        (37)
        CASH FLOWS FROM FINANCING ACTIVITIES:
          Cash dividends                                      (1,120)    (1,116)
          (Repayments to) Borrowings from bank                (7,516)     2,787
            NET (DECREASE) INCREASE IN CASH                ---------  ---------
              AND CASH EQUIVALENTS                            (1,644)       253
          CASH AND CASH EQUIVALENTS:
            Beginning of year                                  3,250      3,062
                                                           ---------  ---------
            March 31                                          $1,606     $3,315
                                                           =========  =========

                                             2

              THE GORMAN-RUPP COMPANY AND SUBSIDIARIES CONDENSED
                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                          (in thousands of dollars)

                                                            March 31 December 31
                                                              1996       1995
                                         ASSETS            ---------  ---------
        CURRENT ASSETS
          Cash and cash equivalents                           $1,606     $3,250
          Accounts receivable                                 29,450     31,952
          Inventories                                         31,567     32,833
          Other current assets and deferred income taxes       3,160      3,366
                                                           ---------  ---------
              TOTAL CURRENT ASSETS                            65,783     71,401

        OTHER ASSETS                                             530        543
        DEFERRED INCOME TAXES                                  5,708      5,709

        PROPERTY, PLANT AND EQUIPMENT                         82,311     81,789
          Less allowances for depreciation                    40,832     39,626
                                                           ---------  ---------
            PROPERTY, PLANT AND EQUIPMENT - NET               41,479     42,163
                                                           ---------  ---------
              TOTAL ASSETS                                  $113,500   $119,816
                                                           =========  =========

                          LIABILITIES AND SHAREHOLDERS' EQUITY

        CURRENT LIABILITIES
          Accounts payable                                    $5,770     $7,508
          Payrolls and related liabilities,
            accrued expenses                                   7,843      6,509
          Income taxes                                         1,341        710
          Notes payable to banks                                   0      5,000
                                                           ---------  ---------
            TOTAL CURRENT LIABILITIES                         14,954     19,727

        LONG TERM DEBT                                         4,672      7,188
        PENSION LIABILITY                                      1,998      2,219
        POSTRETIREMENT HEALTH BENEFITS OBLIGATION             23,591     23,442

        SHAREHOLDERS' EQUITY
          Common shares, without par value
            authorized - 14,000,000 shares
            outstanding - 8,618,383 shares in 1996 and
            8,607,672 shares in 1995 (after deducting
            treasury shares of 246,793 in 1996 and 257,504
            in 1995) at stated capital amount                  5,141      5,133
          Retained earnings                                   63,996     62,984
          Translation adjustments                               (852)      (877)
                                                           ---------  ---------
            TOTAL SHAREHOLDERS' EQUITY                        68,285     67,240
                                                           ---------  ---------
              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $113,500   $119,816
                                                           =========  =========

              THE GORMAN-RUPP COMPANY AND SUBSIDIARIES NOTES TO
           CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                MARCH 31, 1996

NOTE A - BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of results that may be expected for the year ending December 31, 1996.
For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


NOTE B - INVENTORIES

The major components of inventories are as follows:

                                                    March 31 December 31
(Thousands of dollars)                                1996       1995
                                                   ---------  ---------
Raw materials and in-process                         $10,418    $10,836
Finished parts                                        17,735     18,446
Finished products                                      3,414      3,551
                                                   ---------  ---------
                                                     $31,567    $32,833
                                                   =========  =========

                   THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

First Quarter 1996 vs First Quarter 1995
- ----------------------------------------

Net sales were $38,006,000 in 1996, an increase of $1,782,000 or 4.9% from the $36,224,000 in 1995. Most of the increase was due to increased sales at the Mansfield Division. The last half of the approximately $7,000,000 government order is being shipped during the first half of 1996.

Other income was $116,000 in 1996 compared to $120,000 in 1995.

Cost of products sold in 1996 was $29,109,000 compared to $26,924,000 in 1995. As a percentage of net sales, cost of products sold in 1996 was 76.6% compared to 74.3% in 1995. The largest increase was in the materials needed to build the government pumps that was previously mentioned.

Selling, general and administrative expenses increased to $5,809,000 in 1996 from $5,320,000 in 1995 with increases in advertising expenses and travel being the largest factors. This was a result of a large trade show that is attended every three years.

Income before income taxes was $3,204,000 in 1996 compared to $4,100,000 in 1995, a decrease of $896,000. Income tax expense decreased from $1,592,000 in 1995 to $1,230,000 in 1996, primarily as a result of a decrease in profit. The effective income tax rate was 38.4% in 1996 compared to 38.8% in 1995.

Net income in 1996 of $1,974,000 decreased $534,000 from $2,508,000 in 1995.
As a percent of net sales, net income was 5.2% in 1996 and 6.9% in 1995. Net income per share was $.23 in 1996, a decrease of $.06 from $.29 in 1995.

FINANCIAL CONDITION
- -------------------

The Company continues to finance most of its capital expenditures and working capital requirements through internally generated funds and bank financing. The ratio of current assets to current liabilities was 4.4 to 1 at March 31, 1996 and 3.6 to 1 at December 31, 1995.

The Company presently has adequate working capital, adequate borrowing capacity and a healthy liquidity position.

                 PART II - OTHER INFORMATION THE GORMAN-RUPP
                           COMPANY AND SUBSIDIARIES


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits - 27 Financial Data Schedule

         (b) Reports filed on Form 8-K during the Quarter Ended March 31, 1996 - None



                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   The Gorman-Rupp Company
                                -----------------------------
                                       (Registrant)



Date   April 26, 1996           Kenneth E. Dudley
     ------------------

                                /S/  Kenneth E. Dudley
                                ----------------------------
                                       (Signature)
                                Treasurer & Principal
                                Financial Officer