Form 10-Q
period 1996-06-30
GORMAN RUPP CO
filed 1996-07-19
CIK 42682

                   SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549

                               FORM 10-Q


              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For six months ended   June 30, 1996       Commission File Number 1-6747
                       ------------------                         ------



                        The Gorman-Rupp Company
- ------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)



                Ohio                             34-0253990
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


Shares outstanding at June 30, 1996 ----- common, without par value, 8,618,383




                                Page 1 of 7 pages

                     PART I - FINANCIAL INFORMATION
                THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
            (in thousands of dollars, except per share data)

                                Three Months Ended          Six Months Ended
                                      June 30                   June 30
                                 1996         1995         1996         1995
INCOME                        ----------   ----------   ----------   ----------
  Net sales                   $   36,251   $   37,845   $   74,257   $   74,069
  Other income                       125          141          241          261
                              ----------   ----------   ----------   ----------
    TOTAL INCOME                  36,376       37,986       74,498       74,330

DEDUCTIONS FROM INCOME
  Cost of products sold           27,333       28,575       56,442       55,499
  Selling, general and
    administrative expenses        6,013        5,748       11,822       11,068
                              ----------   ----------   ----------   ----------
    TOTAL DEDUCTIONS              33,346       34,323       68,264       66,567
                              ----------   ----------   ----------   ----------
INCOME BEFORE INCOME TAXES         3,030        3,663        6,234        7,763
  Income taxes                     1,209        1,509        2,439        3,101
                              ----------   ----------   ----------   ----------
    NET INCOME                $    1,821   $    2,154   $    3,795   $    4,662
                              ==========   ==========   ==========   ==========

Net Income Per Share          $     0.21   $     0.25   $     0.44   $     0.54
Dividends Paid Per Share      $     0.13   $     0.13   $     0.26   $     0.26
Average Shares Outstanding     8,618,383    8,584,100    8,615,939    8,581,414




       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                       (in thousands of dollars)

                                                                            Six Months Ended
                                                                                June 30
                                                                            1996       1995
CASH FLOWS FROM OPERATING ACTIVITIES:                                     -------    -------
  Net income                                                              $ 3,795    $ 4,662
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                         2,749      2,562
      Changes in operating assets and liabilities                          (2,620)    (1,965)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital additions, net                                                   (1,645)    (3,002)
  Other                                                                       (58)        79
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash dividends                                                           (2,240)    (2,232)
  Change in treasury shares                                                   165         33
  Repayments to bank                                                       (1,672)      (168)
    NET DECREASE IN CASH                                                  -------    -------
      AND CASH EQUIVALENTS                                                 (1,526)       (31)
  CASH AND CASH EQUIVALENTS:
    Beginning of year                                                       3,250      3,062
                                                                          -------    -------
    June 30                                                               $ 1,724    $ 3,031
                                                                          =======    =======

                THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                       (in thousands of dollars)

                                                          June 30     December 31
                                                            1996         1995
                                 ASSETS                  ---------    ---------

CURRENT ASSETS
  Cash and cash equivalents                              $   1,724    $   3,250
  Accounts receivable                                       28,149       31,952
  Inventories                                               32,862       32,833
  Other current assets and deferred income taxes             2,967        3,366
                                                         ---------    ---------
      TOTAL CURRENT ASSETS                                  65,702       71,401

OTHER ASSETS                                                   593          543
DEFERRED INCOME TAXES                                        5,709        5,709

PROPERTY, PLANT AND EQUIPMENT                               83,258       81,789
  Less allowances for depreciation                          42,187       39,626
                                                         ---------    ---------
    PROPERTY, PLANT AND EQUIPMENT - NET                     41,071       42,163
                                                         ---------    ---------
      TOTAL ASSETS                                       $ 113,075    $ 119,816
                                                         =========    =========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                       $   6,941    $   7,508
  Payrolls and related liabilities,
    accrued expenses                                         8,058        6,509
  Income taxes                                                 664          710
  Notes payable to banks                                         0        5,000
                                                         ---------    ---------
    TOTAL CURRENT LIABILITIES                               15,663       19,727

LONG TERM DEBT                                               3,000        7,188
PENSION LIABILITY                                            1,707        2,219
POSTRETIREMENT HEALTH BENEFITS OBLIGATION                   23,741       23,442

SHAREHOLDERS' EQUITY
  Common shares, without par value
    authorized - 14,000,000 shares
    outstanding - 8,618,383 shares in 1996 and
    8,580,820 shares in 1995 (after deducting
    treasury shares of 246,793 in 1996 and
    284,356 in 1995) at stated capital amount                5,141        5,133
  Retained earnings                                         64,696       62,984
  Translation adjustments                                     (873)        (877)
                                                         ---------    ---------
    TOTAL SHAREHOLDERS' EQUITY                              68,964       67,240
                                                         ---------    ---------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 113,075    $ 119,816
                                                         =========    =========

                THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1996

NOTE A - BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period and six month period ended June 30, 1996 are not necessarily indicative of results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


NOTE B - INVENTORIES

The major components of inventories are as follows:

                               June 30  December 31
(Thousands of dollars)           1996      1995
                               -------   -------
Raw materials and in-process   $10,846   $10,836
Finished parts                  18,462    18,446
Finished products                3,554     3,551
                               -------   -------
Inventories                    $32,862   $32,833
                               =======   =======

                THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

Second Quarter 1996 vs Second Quarter 1995
- ------------------------------------------
Net sales were $36,251,000 in 1996 compared to $37,845,000 in 1995, a decrease of 4.2%. The decrease was due to decreased sales volume at the Mansfield Division and Patterson Pump Company.

Other income was $125,000 in 1996 compared to $141,000 in 1995. This was a small change from the previous year.

Cost of products sold in 1996 was $27,333,000 compared to $28,575,000 in 1995. The largest factor in the decrease was material needed to support the decreased sales. A decrease in the medical insurance was the next largest single item. As a percentage of net sales, cost of products sold was 75.4% in 1996 compared to 75.5% in 1995.

Selling, general and administrative expenses increased from $5,748,000 in 1995 to $6,013,000 in 1996 with increases in advertising expenses and consulting fees being the largest reasons for the increase.

Income before income taxes was $3,030,000 in 1996 compared to $3,663,000 in 1995, a decrease of $633,000. Income tax expense decreased from $1,509,000 in 1995 to $1,209,000 in 1996, primarily as a result of the decrease in profit. The effective tax rate was 39.9% in 1996 compared to 41.2% in 1995.

Net income in 1996 of $1,821,000 decreased $333,000 from $2,154,000 in 1995. As a percent of net sales, net income was 5.0% in 1996 and 5.7% in 1995. Net income per share was $.21 in 1996, a decrease of $.04 from the $.25 in 1995.

                THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

Six Months 1996 vs Six Months 1995
- ----------------------------------
Net sales were $74,257,000 in 1996, an increase of $188,000 or 0.3% over the $74,069,000 in 1995. Most of the increase was due to increased sales volume at the Mansfield Division offset by decreased sales volume at Patterson Pump Company.

Other income was $241,000 in 1996 compared to $261,000 in 1995. This was a similiar amount for both years.

Cost of products sold in 1996 was $56,442,000 compared to $55,499,000 in 1995. The largest factor in the increase was material needed to support the increased sales. As a percentage of net sales, cost of products sold was 76.0% in 1996 compared to 74.9% in 1995. Some change in product mix resulted in the higher percentage in 1996.

Selling, general and administrative expenses increased from $11,068,000 in 1995 to $11,822,000 in 1996 with an increase in advertising expense being the largest reason for the increase.

Income before income taxes was $6,234,000 in 1996 compared to $7,763,000 in 1995, a decrease of $1,529,000. Income tax expense decreased from $3,101,000 in 1995 to $2,439,000 in 1996, primarily as a result of the decrease in profit. The effective income tax rate was 39.1% in 1996 compared to 39.9% in 1995.

Net income of $3,795,000 in 1996 was down $867,000 from $4,662,000 in 1995. As a percent of net sales, net income was 5.1% in 1996 and 6.3 in 1995. Net income per share was $.44 in 1996, a decrease of $.10 from the $.54 in 1995.

FINANCIAL CONDITION
- -------------------
The Company continues to finance most of its capital expenditures and working capital requirements through internally generated funds and bank financing. The ratio of current assets to current liabilities was 4.2 to 1 at June 30, 1996 and
3.6 to 1 at December 31, 1995.

The Company presently has adequate working capital, adequate borrowing capacity and a healthy liquidity position.

                           PART II - OTHER INFORMATION
                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits - 27 Financial Data Schedule

         (b) Reports filed on Form 8-K during the Quarter Ended
             June 30, 1996 - None



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


Date   July 19, 1996                            Kenneth E. Dudley
     ----------------------


                                           /S/  Kenneth E. Dudley
                                          ------------------------------
                                                    (Signature)
                                           Treasurer & Principal
                                           Financial Officer