Form 10-Q
period 1996-09-30
GORMAN RUPP CO
filed 1996-10-24
CIK 42682

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For nine months ended September 30, 1996 Commission File Number 1-6747
                      ------------------                        ------



                             The Gorman-Rupp Company
------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Ohio                               34-0253990
------------------------------------------------------------------------
    (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)              Identification No.)

       305 Bowman Street,  P. O. Box 1217,  Mansfield, Ohio    44901
------------------------------------------------------------------------
            (Address of principal executive offices)         (Zip Code)

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


Shares outstanding at September 30, 1996 ----- common, without par value, 8,618,383

                                Page 1 of 7 pages

                         PART I - FINANCIAL INFORMATION
                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (in thousands of dollars, except per share data)

                                  Three Months Ended       Nine Months Ended
                                     September 30             September 30
                                  1996         1995         1996         1995
                               ----------   ----------   ----------   ----------
INCOME
  Net sales                    $   39,625   $   38,231   $  113,882   $  112,300
  Other income                        131          206          372          467
                               ----------   ----------   ----------   ----------
    TOTAL INCOME                   39,756       38,437      114,254      112,767

DEDUCTIONS FROM INCOME
  Cost of products sold            29,489       29,021       85,931       84,520
  Selling, general and
    administrative expenses         5,661        5,383       17,483       16,451
                               ----------   ----------   ----------   ----------
    TOTAL DEDUCTIONS               35,150       34,404      103,414      100,971
                               ----------   ----------   ----------   ----------
INCOME BEFORE INCOME TAXES .        4,606        4,033       10,840       11,796
  Income taxes                      1,695        1,515        4,134        4,616
                               ----------   ----------   ----------   ----------
    NET INCOME                 $    2,911   $    2,518   $    6,706   $    7,180
                               ==========   ==========   ==========   ==========

Net Income Per Share           $     0.34   $     0.30   $     0.78   $     0.84
Dividends Paid Per Share       $     0.13   $     0.13   $     0.39   $     0.39
Average Shares Outstanding      8,618,383    8,586,722    8,616,760    8,583,203




       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                    (in thousands of dollars)

                                                           Nine Months Ended
                                                              September 30
                                                            1996         1995
                                                           -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $ 6,706      $ 7,180
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                          4,121        3,856
      Changes in operating assets and liabilities            5,203       (1,186)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital additions, net                                    (2,926)      (5,820)
  Other                                                       (167)         615
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash dividends                                            (3,361)      (3,348)
  Change in treasury shares                                    165          221
  Repayments to bank                                        (7,852)      (2,376)
    NET INCREASE (DECREASE)IN CASH                         -------       ------
      AND CASH EQUIVALENTS                                   1,889         (858)
  CASH AND CASH EQUIVALENTS:
    Beginning of year                                        3,250        3,062
                                                           -------      -------
    September 30                                           $ 5,139      $ 2,204
                                                           =======      =======

                THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    (in thousands of dollars)

                                                      September 30    December 31
                                                         1996            1995
                                                     ------------     ------------
                                 ASSETS
CURRENT ASSETS
  Cash and cash equivalents                          $      5,139    $      3,250
  Accounts receivable                                      29,277          31,952
  Inventories                                              33,546          32,833
  Other current assets and deferred income taxes            3,882           3,366
                                                     ------------    ------------
      TOTAL CURRENT ASSETS                                 71,844          71,401

OTHER ASSETS                                                  806             543
DEFERRED INCOME TAXES                                       5,708           5,709

PROPERTY, PLANT AND EQUIPMENT                              84,076          81,789
  Less allowances for depreciation                         43,191          39,626
                                                     ------------    ------------
    PROPERTY, PLANT AND EQUIPMENT - NET                    40,885          42,163
                                                     ------------    ------------
      TOTAL ASSETS                                   $    119,243    $    119,816
                                                     ============    ============

              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                   $      7,027    $      7,508
  Payrolls and related liabilities,
    accrued expenses                                        9,342           6,509
  Income taxes                                              2,268             710
  Notes payable to banks                                        0           5,000
                                                     ------------    ------------
    TOTAL CURRENT LIABILITIES                              18,637          19,727

LONG TERM DEBT                                              4,336           7,188
PENSION LIABILITY                                           1,616           2,219
POSTRETIREMENT HEALTH BENEFITS OBLIGATION                  23,891          23,442

SHAREHOLDERS' EQUITY
  Common shares, without par value
    at stated capital amount                                5,141           5,133
  Retained earnings                                        66,486          62,984
  Translation adjustments                                    (864)           (877)
                                                     ------------    ------------
    TOTAL SHAREHOLDERS' EQUITY                             70,763          67,240
                                                     ------------    ------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $    119,243    $    119,816

                                                     ============    ============

  Common shares - authorized                           14,000,000      14,000,000
* Common shares - outstanding                           8,618,383       8,607,672
  Common shares - treasury                                246,793         257,504
* After deducting treasury shares

                THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1996

NOTE A - BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period and nine month period ended September 30, 1996 are not necessarily indicative of results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE B - INVENTORIES

The major components of inventories are as follows:

                                September 30 December 31
(Thousands of dollars)             1996         1995
                                  -------      -------
Raw materials and in-process      $11,071      $10,836
Finished parts                     18,847       18,446
Finished products                   3,628        3,551
                                  -------      -------
Inventories                       $33,546      $32,833
                                  =======      =======

                THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

Third Quarter 1996 vs Third Quarter 1995
------------------------------------------

Net sales were $39,625,000 in 1996 compared to $38,231,000 in 1995, an increase of 3.6%. Most of the increase was due to increased sales at the Mansfield Division and the Patterson Pump Company.

Other income was $131,000 in 1996 compared to $206,000 in 1995. The largest reason for this decrease was a gain on a disposal of an asset in 1995 that was not repeated in 1996.

Cost of products sold in 1996 was $29,489,000 compared to $29,021,000 in 1995. The largest factor in the increase was payrolls with deprecation being the second largest reason for the increase. As a percentage of net sales, cost of products sold was 74.4% in 1996 compared to 75.9% in 1995. Some change in product mix resulted in the higher gross margin in 1996.

Selling, general and administrative expenses increased from $5,383,000 in 1995 to $5,661,000 in 1996 with increases in payrolls being the largest single reason for the increase.

Income before income taxes was $4,606,000 in 1996 compared to $4,033,000 in 1995, an increase of $573,000. Income tax expense increased from $1,515,000 in 1995 to $1,695,000 in 1996, primarily as a result of the increase in profit. The effective tax rate was 36.8% in 1996 compared to 37.6% in 1995.

Net income in 1996 of $2,911,000 increased $393,000 from $2,518,000 in 1995. As a percent of net sales, net income was 7.3% in 1996 and 6.6% in 1995. Net income per share was $.34 in 1996, an increase of $.04 from the $.30 in 1995.

                THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (Continued)

Nine Months 1996 vs Nine Months 1995
------------------------------------

Net sales were $113,882,000 in 1996, an increase of $1,582,000 or 1.4% over the $112,300,000 in 1995. Most of the increase was due to increased sales at the Mansfield Division.

Other income was $372,000 in 1996 compared to $467,000 in 1995. The largest reasons for this decrease was a decrease in rental income, a disposal of an asset in 1995 that was not repeated in 1996 and a decrease in interest income.

Cost of products sold in 1996 was $85,931,000 compared to $84,520,000 in 1995. The largest factor in the increase was material needed to support the increased sales. An increase in depreciation was the next largest single item. As a percentage of net sales, cost of products sold was 75.5% in 1996 compared to 75.3% in 1995. Some change in product mix resulted in the higher percentage in 1996.

Selling, general and administrative expenses increased from $16,451,000 in 1995 to $17,483,000 in 1996 with increases in advertising expenses and payrolls being the largest reasons for the increase.

Income before income taxes was $10,840,000 in 1996 compared to $11,796,000 in 1995, a decrease of $956,000. Income tax expense decreased from $4,616,000 in 1995 to $4,134,000 in 1996, primarily as a result of the decrease in profit. The effective income tax rate was 38.1% in 1996 compared to 39.1% in 1995.

Net income of $6,706,000 in 1996 was down $474,000 from $7,180,000 in 1995. As a percent of net sales, net income was 5.9% in 1996 and 6.4% in 1995. Net income per share was $.78 in 1996, a decrease of $.06 from the $.84 in 1995.

FINANCIAL CONDITION
-------------------

The Company continues to finance most of its capital expenditures and working capital requirements through internally generated funds and bank financing. The ratio of current assets to current liabilities was 3.9 to 1 at September 30, 1996 and 3.6 to 1 at December 31, 1995.

The Company presently has adequate working capital, adequate borrowing capacity and a healthy liquidity position.

                   PART II - OTHER INFORMATION
                THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits - 27 Financial Data Schedule

         (b) Reports filed on Form 8-K during the Quarter Ended
             September 30, 1996 - None

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

Date   October 24, 1996                         Kenneth E. Dudley
     ----------------------


                                           /S/  Kenneth E. Dudley
                                          ------------------------------
                                                    (Signature)
                                           Treasurer & Principal
                                           Financial Officer