Form 10-K405
period 1996-12-31
GORMAN RUPP CO
filed 1997-03-26
CIK 42682

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended December 31, 1996  Commission file number: 1-6747
                               -----------------                          ------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                           THE GORMAN-RUPP COMPANY
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

                Ohio                                   34-0253990
   ------------------------------                 ----------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

   305 Bowman St., Mansfield, Ohio                        44903
   -------------------------------                      ---------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code    (419) 755-1011
                                                      ---------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

     Title of each class                        Name of each exchange
                                                on which registered

     Common Shares, without par value           American Stock Exchange
     --------------------------------           -----------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE
           ----------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes  X   No
                         -----   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
  X
-----

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value is computed by reference to the price at which the stock was sold as of March 18, 1997. $71,871,300
                                                   -----------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of March 18, 1997.

                   Common Shares, without par value--8,618,383
                   -------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1996 Annual Report to Shareholders incorporated by reference into Part II (Items 5-8).

Portions of Notice of 1997 Annual Meeting of Shareholders and related Proxy Statement incorporated by reference into Part III (Items 10-13).

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

PRODUCTS

The principal products of the Company are pumps and fluid control products. (The Company operates principally in one business segment, the manufacture and sale of pumps and other fluid control equipment.) The following table sets forth, for the years 1994 through 1996, the total net sales, income before income taxes and identifiable assets ($000 omitted) of the Company.

                                         1996          1995          1994
                                       --------      --------      --------

    Net Sales                          $155,187      $149,489      $137,508
    Income Before Income Taxes           15,663        15,051        14,952
    Identifiable Assets                 117,650       119,816       107,100

The Company's product line is composed of pump models from the smallest, 1/2" to the largest 84", ranging in rated capacity from less than one gallon per minute up to 500,000 gallons per minute. The types of pumps which the Company produces include self priming centrifugal, standard centrifugal, magnetic drive centrifugal, axial and mixed flow, rotary gear, diaphragm, bellows and oscillating.

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

In 1996 the Company expanded its pump line with the introduction of the Prime-Aire(TM) trash pump, equipped with a unique auxiliary priming system. This priming system virtually eliminates any spewing of liquids from the priming air exhaust line and thereby reduces operational concerns, especially for applications containing environmentally hazardous liquids.

During 1996 vertical turbine pumps were also designed to better serve the water, waste water and fire pump markets, extending the capacity range of the product line.

Although no other new significant products have been introduced since 1992, the Company has continued to emphasize product development. Several of the Company's existing products, which were designed with added features, have also been expanded to various new applications.

MARKETING

Except for government and export sales, the Company's pumps are marketed in the United States and Canada through a network of about 1,000 distributors, through manufacturers' representatives (for sales to many original equipment manufacturers) and by direct sales. Government sales are handled directly by the Company; and export sales are made through the Company's wholly owned subsidiary, The Gorman-Rupp International Company, as well as through foreign distributors and representatives. During 1996, there were no shipments to any single customer greater than 10% of total net sales.

Gorman-Rupp is actively pursuing international business opportunities and established offices in Thailand and Greece in 1996 to improve access to Asian Pacific, Mid-East and the European markets. The Company continues to penetrate international markets principally by its aggressive response to worldwide pump needs. Approximately 12% of all 1996 sales were made to customers outside North America (as compared to 11% in 1995 and 13% in 1994).

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

PURCHASING AND PRODUCTION

Virtually all materials, supplies, components and accessories used by the Company in the fabrication of its products, including all castings (for which the patterns are made and owned by the Company),

PURCHASING AND PRODUCTION--CONTINUED

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

OTHER ASPECTS

As of December 31, 1996, the Company employed approximately 994 persons, of whom approximately 597 were hourly employees. The Company has no collective bargaining agreements, has never experienced a strike and considers its labor relations to be satisfactory.

Although the Company owns a number of patents, and several of them are important to its business, Gorman-Rupp believes that the business of the Company is not materially dependent upon any one or more patents.

As of December 31, 1996, the value of the Company's backlog of unfilled orders was approximately $48,348,000, of which $30,235,000 was for the unfilled orders of Patterson Pump Company. Approximately $47,821,000 is scheduled to be shipped during 1997, with the balance ($527,000) to be shipped in 1998. At December 31, 1995, the value of the backlog of unfilled orders was approximately $46,311,000.

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

                                                                                Date
                                                                             Elected to
     Name                Age                      Office                      Position
----------------------------------------------------------------------------------------

James C. Gorman          72      Chairman                                     1989

John A. Walter           63      President and Chief Executive Officer        1989

Jeffrey S. Gorman        44      Senior Vice President; General Manager,
                                 Mansfield Division                           1989

Kenneth E. Dudley        59      Treasurer                                    1982

Robert E. Kirkendall     54      Corporate Secretary/Assistant Treasurer      1982

William D. Danuloff      49      Vice President Information Services          1991


Except as noted, each of the above-named officers has held his executive position with the Company for the past five years. Mr. J. C. Gorman served as the Company's President from 1964 until 1989, and as Chief Executive Officer from 1964 until 1996. Mr. Walter was elected to the additional position of Chief Executive Officer in 1996; he had served as Chief Operating Officer since 1993 and as Vice President and General Manager of the Industries Division from 1978 until 1990. Mr. J. S. Gorman was elected Senior Vice President in 1996 and as Vice President and General Manager of the Mansfield Division in 1989, after serving as Assistant General Manager from 1986 to 1988; he held the office of Corporate Secretary from 1982 to 1990. Mr. Kirkendall was elected as Assistant Treasurer in 1982; he assumed the additional office of Corporate Secretary in 1990. Mr. Danuloff was elected Vice President Information Services in 1991, after serving as Director of Information Services from 1981 to 1991. Mr. K. Jack Bargahiser, Vice President Communications since 1975 retired from the Company in November 1996.

Mr. J. S. Gorman is the son of Mr. J. C. Gorman. Otherwise, there is no family relationship among any of the Executive Officers and Directors of the Company.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Attention is directed to the section "Ranges of Stock Prices" and the data immediately below pertaining to the shareholder information reported by the Transfer Agent and Registrar on page 16 in the Company's 1996 Annual Report to Shareholders, which are incorporated herein by this reference.

ITEM 6.  SELECTED FINANCIAL DATA

Attention is directed to the section "Ten Year Summary of Selected Financial Data" on pages 16 and 17 in the Company's 1996 Annual Report to Shareholders, which is incorporated herein by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Attention is directed to the section "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 15 in the Company's 1996 Annual Report to Shareholders, which is incorporated herein by this reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Attention is directed to the Company's consolidated financial statements, the notes thereto and the report of independent auditors thereon on pages 10-14, and 17, and to the section "Summary of Quarterly Results of Operations" on page 16, in the Company's 1996 Annual Report to Shareholders, which are incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has not changed its independent public accountants and there have been no reportable disagreements with such accountants regarding accounting principles or practices or financial disclosure matters.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

With respect to Directors, attention is directed to the section "Election of Directors" in the Company's definitive Notice of 1997 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which is incorporated herein by this reference.

With respect to executive officers, attention is directed to Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

Attention is directed to the sections "Board of Directors and Directors' Committees", "Executive Compensation", "Pension and Retirement Benefits", "Salary Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation" in the Company's definitive Notice of 1997 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Attention is directed to the sections "Principal Shareholders", "Election of Directors" and "Shareholdings by Executive Officers" in the Company's definitive Notice of 1997 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     1. Financial Statements
        --------------------

        With respect to the consolidated financial statements of the Registrant and its subsidiaries, the following documents have been incorporated by reference into this report:

           (i)  Consolidated balance sheets--December 31, 1996 and 1995
          (ii)  Consolidated statements of income--Years ended
                December 31,  1996, 1995 and 1994
         (iii) Consolidated statements of shareholders' equity--Years ended December 31, 1996, 1995 and 1994
          (iv)  Consolidated statements of cash flows--Years ended
                December 31, 1996, 1995 and 1994
           (v)  Notes to consolidated financial statements
          (vi)  Report of independent auditors

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

THE GORMAN-RUPP COMPANY

*By: ROBERT E. KIRKENDALL
     --------------------------
     Robert E. Kirkendall
     Attorney-In-Fact

Date:  March 24, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



* JOHN A. WALTER                      President, Principal Executive
 -------------------------            Officer and Director
 John A. Walter

* KENNETH E. DUDLEY                   Treasurer and Principal Financial
--------------------------            and Accounting Officer
Kenneth E. Dudley

* JAMES C. GORMAN                     Director
--------------------------
James C. Gorman

* WILLIAM A. CALHOUN                  Director
--------------------------
William A. Calhoun

* JEFFREY S. GORMAN                   Director
--------------------------
Jeffrey S. Gorman

* THOMAS E. HOAGLIN                   Director
--------------------------
Thomas E. Hoaglin

* PETER B. LAKE                       Director
--------------------------
Peter B. Lake

* JAMES R. WATSON                     Director
--------------------------
James R. Watson


*The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K on behalf of The Gorman-Rupp Company and on behalf of each of the above-named Officers and Directors of The Gorman-Rupp Company pursuant to Powers of Attorney executed by The Gorman-Rupp Company and by each such Officer and Director and filed with the Securities and Exchange Commission.

March 24, 1997


By: /s/ ROBERT E. KIRKENDALL
    --------------------------
    Robert E. Kirkendall
    Attorney-In-Fact

ANNUAL REPORT ON FORM 10-K

THE GORMAN-RUPP COMPANY

For the Year Ended December 31, 1996


EXHIBIT INDEX

           EXHIBIT

(3)(4)        Amended Articles of Incorporation, as amended                 *

(3)(4)        Regulations                                                   *

(10)          Form of Indemnification Agreement between the
              Company and its Directors and Officers                        **

(13)          Incorporated Portions of 1996 Annual Report
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


-------------
* Incorporated herein by this reference from Exhibits (3) (4) of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

** Incorporated herein by this reference from Exhibit (10) of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.