Form 10-Q
period 1997-03-31
GORMAN RUPP CO
filed 1997-04-30
CIK 42682

                   SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549

                               FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For three months ended March 31, 1997      Commission File Number 1-6747
                       ------------------                         ------



                        The Gorman-Rupp Company
--------------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

                Ohio                                    34-0253990
--------------------------------------------------------------------------------
  (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                     Identification No.)

      305 Bowman Street,  P. O. Box 1217,  Mansfield, Ohio        44901
--------------------------------------------------------------------------------
          (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code    (419) 755-1011
                                                   -----------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to by filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
    -----      -----


Shares outstanding at March 31, 1997 ----- common, without par value, 8,618,383

                                Page 1 of 6 pages

                     PART I - FINANCIAL INFORMATION
                THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
            (in thousands of dollars, except per share data)

                                                        Three Months Ended
                                                             March 31
                                                       1997              1996
INCOME                                              ----------        ----------
  Net sales                                         $   40,530        $   38,006
  Other income                                             139               116
                                                    ----------        ----------
    TOTAL INCOME                                        40,669            38,122

DEDUCTIONS FROM INCOME
  Cost of products sold                                 30,623            29,109
  Selling, general and
    administrative expenses                              5,667             5,809
                                                    ----------        ----------
    TOTAL DEDUCTIONS                                    36,290            34,918
                                                    ----------        ----------
INCOME BEFORE INCOME TAXES                               4,379             3,204
  Income taxes                                           1,643             1,230
                                                    ----------        ----------
    NET INCOME                                      $    2,736        $    1,974
                                                    ==========        ==========

  Net Income Per Share                              $     0.32        $     0.23
  Dividends Paid Per Share                          $     0.14        $     0.13
  Average Shares Outstanding                         8,618,383         8,613,496




       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                       (in thousands of dollars)

                                                    Three Months Ended
                                                         March 31
                                                      1997      1996
CASH FLOWS FROM OPERATING ACTIVITIES:               -------    -------
  Net income                                        $ 2,736    $ 1,974
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                   1,395      1,381
      Changes in operating assets and liabilities      (471)     4,131
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital additions, net                             (1,713)      (683)
  Other                                                (360)       189
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash dividends                                     (1,207)    (1,120)
  (Repayments to) Borrowings from bank                1,083     (7,516)
    NET (DECREASE) INCREASE IN CASH                      --         --
      AND CASH EQUIVALENTS                            1,463     (1,644)
  CASH AND CASH EQUIVALENTS:
    Beginning of year                                 4,284      3,250
                                                    -------    -------
    March 31                                        $ 5,747    $ 1,606
                                                    =======    =======

                THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                       (in thousands of dollars)

                                                    March 31     December 31
                                                      1997          1996
                                 ASSETS            -----------    ---------
CURRENT ASSETS
  Cash and cash equivalents                          $   5,747    $   4,284
  Accounts receivable                                   31,473       29,894
  Inventories                                           34,437       33,621
  Other current assets and deferred income taxes         3,866        4,127
                                                     ---------    ---------
      TOTAL CURRENT ASSETS                              75,523       71,926

OTHER ASSETS                                               856          786
DEFERRED INCOME TAXES                                    4,392        4,389

PROPERTY, PLANT AND EQUIPMENT                           86,212       84,667
  Less allowances for depreciation                      45,445       44,118
                                                     ---------    ---------
    PROPERTY, PLANT AND EQUIPMENT - NET                 40,767       40,549
                                                     ---------    ---------
      TOTAL ASSETS                                   $ 121,538    $ 117,650
                                                     =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                   $   5,862    $   6,659
  Payrolls and related liabilities,
    accrued expenses                                     8,221        7,439
  Income taxes                                           2,450        1,101
                                                     ---------    ---------
    TOTAL CURRENT LIABILITIES                           16,533       15,199

LONG TERM DEBT                                           4,879        3,796
PENSION LIABILITY                                        1,774        1,921
POSTRETIREMENT HEALTH BENEFITS OBLIGATION               24,163       23,997

SHAREHOLDERS' EQUITY
  Common shares, without par value
    authorized - 14,000,000 shares
    outstanding - 8,618,383 shares in 1997 and
    8,618,383 shares in 1996 (after deducting
    treasury shares of 246,793 in 1997 and 246,793
    in 1996) at stated capital amount                    5,141        5,141
  Retained earnings                                     70,032       68,502
  Translation adjustments                                 (984)        (906)
                                                     ---------    ---------
    TOTAL SHAREHOLDERS' EQUITY                          74,189       72,737
                                                     ---------    ---------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 121,538    $ 117,650
                                                     =========    =========

                THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                             MARCH 31, 1997

NOTE A - BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE B - INVENTORIES

The major components of inventories are as follows:

                                 March 31    December 31
(Thousands of dollars)             1997          1996
                                  -------      -------
Raw materials and in-process      $17,201      $16,793
Finished parts                     13,676       13,352
Finished products                   3,560        3,476
                                  -------      -------
                                  $34,437      $33,621
                                  =======      =======

                THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

First Quarter 1997 vs First Quarter 1996
----------------------------------------

Net sales were $40,530,000 in 1997, an increase of $2,524,000 or 6.6% from the $38,006,000 in 1996. Most of the increase was due to increased sales at the Patterson subsidiary.

Other income was $139,000 in 1997 compared to $116,000 in 1996.

Cost of products sold in 1997 was $30,623,000 compared to $29,109,000 in 1996. The increase was primarily due to the use of materials to build additional product. As a percentage of net sales, cost of products sold in 1997 was 75.6% compared to 76.6% in 1996. The reduction is principally the result of changes in product mix and manufacturing efficiencies.

Selling, general and administrative expenses decreased to $5,667,000 in 1997 from $5,809,000 in 1996 with a decrease in advertising expense being the largest factor. This was a result of a large trade show that is attended every three years. This show was attended in 1996 and there was no show in 1997.

Income before income taxes was $4,379,000 in 1997 compared to $3,204,000 in 1996, an increase of $1,175,000. Income tax expense increased from $1,230,000 in 1996 to $1,643,000 in 1997, primarily as a result of an increase in profit. The effective income tax rate was 37.5% in 1997 compared to 38.4% in 1996.

Net income in 1997 of $2,736,000 increased $762,000 from $1,974,000 in 1996. As a percent of net sales, net income was 6.8% in 1997 and 5.2% in 1996. Net income per share was $.32 in 1997, an increase of $.09 from $.23 in 1996.

FINANCIAL CONDITION
-------------------

The Company continues to finance most of its capital expenditures and working capital requirements through internally generated funds and bank financing. The ratio of current assets to current liabilities was 4.6 to 1 at March 31, 1997 and 4.7 to 1 at December 31, 1996.

The Company presently has adequate working capital, adequate borrowing capacity and a healthy liquidity position.

                      PART II - OTHER INFORMATION
                THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits - 27 Financial Data Schedule

         (b)  Reports filed on Form 8-K during the Quarter Ended
              March 31, 1997 - None

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

Date   April 30, 1997                      Kenneth E. Dudley
     ----------------------


                                           /S/  Kenneth E. Dudley
                                          ------------------------------
                                                    (Signature)
                                           Treasurer & Principal
                                           Financial Officer