Form 10-Q
period 1997-06-30
GORMAN RUPP CO
filed 1997-07-24
CIK 42682

                   SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549

                               FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For six months ended   June 30, 1997       Commission File Number 1-6747
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


Shares outstanding at June 30, 1997 ----- common, without par value, 8,610,683

                                Page 1 of 7 pages

                     PART I - FINANCIAL INFORMATION
                THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
            (in thousands of dollars, except per share data)

                                    Three Months Ended                   Six Months Ended
                                         June 30                              June 30
                                 1997           1996                 1997             1996
INCOME                        ---------      ----------           ----------       ----------
  Net sales                     $40,163         $36,251              $80,693          $74,257
  Other income                      150             125                  289              241
                             ----------      ----------           ----------       ----------
    TOTAL INCOME                 40,313          36,376               80,982           74,498

DEDUCTIONS FROM INCOME
  Cost of products sold          29,591          27,333               60,214           56,442
  Selling, general and
    administrative expenses       6,233           6,013               11,900           11,822
                             ----------      ----------           ----------       ----------
    TOTAL DEDUCTIONS             35,824          33,346               72,114           68,264
                             ----------      ----------           ----------       ----------
INCOME BEFORE INCOME TAXES        4,489           3,030                8,868            6,234
  Income taxes                    1,677           1,209                3,320            2,439
                             ----------      ----------           ----------       ----------
    NET INCOME                   $2,812          $1,821               $5,548           $3,795
                             ==========      ==========           ==========       ==========

Net Income Per Share              $0.32           $0.21                $0.64            $0.44
Dividends Paid Per Share          $0.14           $0.13                $0.28            $0.26
Average Shares Outstanding    8,613,814       8,618,383            8,616,086        8,615,939

       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                       (in thousands of dollars)

                                                             Six Months Ended
                                                                 June 30
                                                            1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES:                    ---------    ---------
  Net income                                                $5,548       $3,795
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                          2,912        2,749
      Changes in operating assets and liabilities             (485)      (2,620)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital additions, net                                    (4,346)      (1,645)
  Other                                                       (214)         (58)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash dividends                                            (2,412)      (2,240)
  Change in treasury shares                                   (130)         165
  Repayments to bank                                        (1,430)      (1,672)
                                                           -------      -------
    NET DECREASE IN CASH
      AND CASH EQUIVALENTS                                    (557)      (1,526)
  CASH AND CASH EQUIVALENTS:
    Beginning of year                                        4,284        3,250
                                                           -------      -------
    June 30                                                 $3,727       $1,724
                                                           =======      =======


                THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                       (in thousands of dollars)

                                                                    June 30          December 31
                                                                      1997               1996
                                 ASSETS                           ---------            ---------
CURRENT ASSETS
  Cash and cash equivalents                                          $3,727               $4,284
  Accounts receivable                                                29,854               29,894
  Inventories                                                        35,241               33,621
  Other current assets and deferred income taxes                      4,442                4,127
                                                               ------------         ------------
      TOTAL CURRENT ASSETS                                           73,264               71,926

OTHER ASSETS                                                            969                  786
DEFERRED INCOME TAXES                                                 4,392                4,389

PROPERTY, PLANT AND EQUIPMENT                                        88,797               84,667
  Less allowances for depreciation                                   46,860               44,118
                                                               ------------         ------------
    PROPERTY, PLANT AND EQUIPMENT - NET                              41,937               40,549
                                                               ------------         ------------
      TOTAL ASSETS                                                 $120,562             $117,650
                                                               ============         ============

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                   $6,134               $6,659
  Payrolls and related liabilities,
    accrued expenses                                                  9,324                7,439
  Income taxes                                                        1,421                1,101
                                                               ------------         ------------
    TOTAL CURRENT LIABILITIES                                        16,879               15,199

LONG TERM DEBT                                                        2,366                3,796
PENSION LIABILITY                                                     1,324                1,921
POSTRETIREMENT HEALTH BENEFITS OBLIGATION                            24,328               23,997

SHAREHOLDERS' EQUITY
  Common shares, without par value
    at stated capital amount                                          5,135                5,141
  Retained earnings                                                  71,513               68,502
  Translation adjustments                                              (983)                (906)
                                                               ------------         ------------
    TOTAL SHAREHOLDERS' EQUITY                                       75,665               72,737
                                                               ------------         ------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $120,562             $117,650
                                                               ============         ============

  Common shares - authorized                                     14,000,000           14,000,000
* Common shares - outstanding                                     8,610,683            8,618,383
  Common shares - treasury                                          254,493              246,793
* After deducting treasury shares

                THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1997

NOTE A - BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period and six month period ended June 30, 1997 are not necessarily indicative of results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE B - INVENTORIES

The major components of inventories are as follows:

                                          June 30      December 31
(Thousands of dollars)                      1997          1996
                                         ---------      ---------
Raw materials and in-process              $17,602         $16,793
Finished parts                             13,995          13,352
Finished products                           3,644           3,476
                                          -------         -------
Inventories                               $35,241         $33,621
                                          =======         =======

                THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

Second Quarter 1997 vs Second Quarter 1996
------------------------------------------

Net sales were $40,163,000 in 1997 compared to $36,251,000 in 1996, an increase of 10.8%. Approximately 85% of the increase was due to increased sales volume at the Mansfield Division and Patterson Pump Company.

Other income was $150,000 in 1997 compared to $125,000 in 1996. This increase was due primarily to an increase in interest income.

Cost of products sold in 1997 was $29,591,000 compared to $27,333,000 in 1996. The largest factor in the increase was material needed to support the increased sales. An increase in payroll related expenses was the next largest single item. As a percentage of net sales, cost of products sold was 73.7% in 1997 compared to 75.4% in 1996. Some change in product mix resulted in the lower percentage in 1997.

Selling, general and administrative expenses increased from $6,013,000 in 1996 to $6,233,000 in 1997 with increases in bad debt expense, medical insurance and payroll related expenses being the largest reasons for the increase.

Income before income taxes was $4,489,000 in 1997 compared to $3,030,000 in 1996, an increase of $1,459,000. Income tax expense increased from $1,209,000 in 1996 to $1,677,000 in 1997, primarily as a result of the increase in profit. The effective tax rate was 37.4% in 1997 compared to 39.9% in 1996.

Net income in 1997 of $2,812,000 increased $991,000 from $1,821,000 in 1996, an increase of 54.4%. As a percent of net sales, net income was 7.0 % in 1997 and 5.0% in 1996. Net income per share was $.32 in 1997, an increase of $.11 from the $.21 in 1996.

                THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

Six Months 1997 vs Six Months 1996
----------------------------------

Net sales were $80,693,000 in 1997, an increase of $6,436,000 or 8.7% over the $74,257,000 in 1996. Approximately 75% of the increase was due to increased sales volume at Patterson Pump Company.

Other income was $289,000 in 1997 compared to $241,000 in 1996. This increase was due primarily to an increase in interest income.

Cost of products sold in 1997 was $60,214,000 compared to $56,442,000 in 1996. The largest factor in the increase was material needed to support the increased sales. An increase in payroll related expenses was the next largest single item. As a percentage of net sales, cost of products sold was 74.6% in 1997 compared to 76.0% in 1996. Some change in product mix resulted in the lower percentage in 1997.

Selling, general and administrative expenses increased from $11,822,000 in 1996 to $11,900,000 in 1997 with increases in payroll related expenses, bad debt expense and medical insurance being the largest reasons for the increase.

Income before income taxes was $8,868,000 in 1997 compared to $6,234,000 in 1996, an increase of $2,634,000. Income tax expense increased from $2,439,000 in 1996 to $3,320,000 in 1997, primarily as a result of the increase in profit. The effective income tax rate was 37.4% in 1997 compared to 39.1% in 1996.

Net income of $5,548,000 in 1997 was up $1,753,000 from $3,795,000 in 1996, an increase of 46.2%. As a percent of net sales, net income was 6.9 % in 1997 and 5.1% in 1996. Net income per share was $.64 in 1997, an increase of $.20 from the $.44 in 1996.

FINANCIAL CONDITION
-------------------

The Company continues to finance most of its capital expenditures and working capital requirements through internally generated funds and bank financing. The ratio of current assets to current liabilities was 4.3 to 1 at June 30, 1997 and
4.7 to 1 at December 31, 1996.

The Company presently has adequate working capital, adequate borrowing capacity and a healthy liquidity position.

                           PART II - OTHER INFORMATION
                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits - 27 Financial Data Schedule

         (b) Reports filed on Form 8-K during the Quarter Ended
             June 30, 1997 - None

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


Date   July 24, 1997                            Kenneth E. Dudley
     ----------------------


                                           /S/  Kenneth E. Dudley
                                          ------------------------------
                                                    (Signature)
                                           Treasurer & Principal
                                           Financial Officer