Form 10-Q
period 1997-09-30
GORMAN RUPP CO
filed 1997-10-27
CIK 42682

                   SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549

                               FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For nine months ended  September 30, 1997  Commission File Number 1-6747
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


Shares outstanding at September 30, 1997 ----- common, without par value, 8,599,600

                              Page 1 of 7 pages

                     PART I - FINANCIAL INFORMATION
                THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
            (in thousands of dollars, except per share data)

                                   Three Months Ended         Nine Months Ended
                                      September 30              September 30
                                    1997         1996         1997         1996
                                 ----------   ----------   ----------  ----------
INCOME
  Net sales                      $   42,278   $   39,625   $  122,971  $  113,882
  Other income                          134          131          423         372
                                 ----------   ----------   ----------  ----------
    TOTAL INCOME                     42,412       39,756      123,394     114,254

DEDUCTIONS FROM INCOME
  Cost of products sold              31,503       29,489       91,717      85,931
  Selling, general and
    administrative expenses           6,133        5,661       18,033      17,483
                                 ----------   ----------   ----------  ----------
    TOTAL DEDUCTIONS                 37,636       35,150      109,750     103,414
                                 ----------   ----------   ----------  ----------
INCOME BEFORE INCOME TAXES            4,776        4,606       13,644      10,840
  Income taxes                        1,768        1,695        5,088       4,134
                                 ----------   ----------   ----------  ----------
    NET INCOME                   $    3,008   $    2,911   $    8,556  $    6,706
                                 ==========   ==========   ==========  ==========

Net Income Per Share             $     0.35   $     0.34   $     0.99  $     0.78
Dividends Paid Per Share         $     0.14   $     0.13   $     0.42  $     0.39
Average Shares Outstanding        8,603,013    8,618,383    8,611,680   8,616,760


       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                       (in thousands of dollars)

                                                          Nine Months Ended
                                                             September 30
                                                        1997              1996
                                                     ---------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          $ 8,556           $ 6,706
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                     4,414             4,121
      Changes in operating assets and liabilities        (165)            5,203
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital additions, net                               (5,124)           (2,926)
  Other                                                   (43)             (167)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash dividends                                       (3,616)           (3,361)
  Change in treasury shares                              (338)              165
  Repayments to bank                                     (278)           (7,852)
                                                     --------          --------
    NET INCREASE IN CASH
      AND CASH EQUIVALENTS                              3,406             1,889
  CASH AND CASH EQUIVALENTS:
    Beginning of year                                   4,284             3,250
                                                     --------          --------
    September 30                                      $ 7,690           $ 5,139
                                                     ========          ========

                THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                       (in thousands of dollars)

                                                         September 30     December 31
                                                             1997             1996
                                                         ------------     -----------
                           ASSETS

CURRENT ASSETS
  Cash and cash equivalents                              $      7,690    $      4,284
  Accounts receivable                                          30,521          29,894
  Inventories                                                  37,626          33,621
  Other current assets and deferred income taxes                4,317           4,127
                                                         ------------    ------------
      TOTAL CURRENT ASSETS                                     80,154          71,926

OTHER ASSETS                                                      876             786
DEFERRED INCOME TAXES                                           4,391           4,389

PROPERTY, PLANT AND EQUIPMENT                                  85,984          84,667
  Less allowances for depreciation                             44,830          44,118
                                                         ------------    ------------
    PROPERTY, PLANT AND EQUIPMENT - NET                        41,154          40,549
                                                         ------------    ------------
      TOTAL ASSETS                                       $    126,575    $    117,650
                                                         ============    ============


                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                       $      6,756    $      6,659
  Payrolls and related liabilities,
    accrued expenses                                           10,716           7,439
  Income taxes                                                  2,688           1,101
                                                         ------------    ------------
    TOTAL CURRENT LIABILITIES                                  20,160          15,199

LONG TERM DEBT                                                  3,518           3,796
PENSION LIABILITY                                               1,124           1,921
POSTRETIREMENT HEALTH BENEFITS OBLIGATION                      24,493          23,997

SHAREHOLDERS' EQUITY
  Common shares, without par value
    at stated capital amount                                    5,162           5,141
  Retained earnings                                            73,082          68,502
  Translation adjustments                                        (964)           (906)
                                                         ------------    ------------
    TOTAL SHAREHOLDERS' EQUITY                                 77,280          72,737
                                                         ------------    ------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $    126,575    $    117,650
                                                         ============    ============

  Common shares - authorized                               14,000,000      14,000,000
* Common shares - outstanding                               8,599,600       8,618,383
  Common shares - treasury                                    265,576         246,793
* After deducting treasury shares

                THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            SEPTEMBER 30, 1997

NOTE A - BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period and nine month period ended September 30, 1997 are not necessarily indicative of results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE B - INVENTORIES

The major components of inventories are as follows:

                                       September 30   December 31
(Thousands of dollars)                      1997         1996
                                       ------------   -----------
Raw materials and in-process              $18,793       $16,793
Finished parts                             14,943        13,352
Finished products                           3,890         3,476
                                         ---------     --------
Inventories                               $37,626       $33,621
                                         =========     ========

                THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS


Third Quarter 1997 vs Third Quarter 1996
------------------------------------------

Net sales were $42,278,000 in 1997 compared to $39,625,000 in 1996, an increase of 6.7%. Most of the increase was due to increased sales at the Patterson Pump Company.

Other income was $134,000 in 1997 compared to $131,000 in 1996.

Cost of products sold in 1997 was $31,503,000 compared to $29,489,000 in 1996. The largest factors in the increase were higher material and labor costs incurred to support increased sales. As a percentage of net sales, cost of products sold was 74.5% in 1997 compared to 74.4% in 1996. Some change in product mix resulted in the higher gross margin percentage in 1997.

Selling, general and administrative expenses increased from $5,661,000 in 1996 to $6,133,000 in 1997 with increases in advertising and travel being the largest reasons for the increase.

Income before income taxes was $4,776,000 in 1997 compared to $4,606,000 in 1996, an increase of $170,000. Income tax expense increased from $1,695,000 in 1996 to $1,768,000 in 1997, primarily as a result of the increase in profit. The effective tax rate was 37.0% in 1997 compared to 36.8% in 1996.

Net income in 1997 of $3,008,000 increased $97,000 from $2,911,000 in 1996. As a percent of net sales, net income was 7.1% in 1997 and 7.3% in 1996. Net income per share was $.35 in 1997, an increase of $.01 from the $.34 in 1996.

                THE GORMAN-RUPP COMPANY AND SUBSIDIARIES


Nine Months 1997 vs Nine Months 1996
------------------------------------------

Net sales were $122,971,000 in 1997, an increase of $9,089,000 or 8.0% over the $113,882,000 in 1996. Most of the increase was due to increased sales at the Patterson Pump Company.

Other income was $423,000 in 1997 compared to $372,000 in 1996. This increase was primarily due to higher interest income.

Cost of products sold in 1997 was $91,717,000 compared to $85,931,000 in 1996. The largest factors in the increase were higher material and labor costs incurred to support increased sales. As a percentage of net sales, cost of products sold was 74.6% in 1997 compared to 75.5% in 1996. Some change in product mix resulted in the lower gross margin percentage in 1997.

Selling, general and administrative expenses increased from $17,483,000 in 1996 to $18,033,000 in 1997 with increases in payroll and travel expenses being the largest reasons for the increase.

Income before income taxes was $13,644,000 in 1997 compared to $10,840,000 in 1996, an increase of $2,804,000. Income tax expense increased from $4,134,000 in 1996 to $5,088,000 in 1997, primarily as a result of the increase in profit. The effective income tax rate was 37.3% in 1997 compared to 38.1% in 1996.

Net income of $8,556,000 in 1997 increased to $1,850,000 from $6,706,000 in
1996. As a percent of net sales, net income was 7.0% in 1997 and 5.9% in 1996. Net income per share was $.99 in 1997, an increase of .21 from $.78 in 1996.

FINANCIAL CONDITION
-------------------

The Company continues to finance most of its capital expenditures and working capital requirements through internally generated funds and bank financing. The ratio of current assets to current liabilities was 4.0 to 1 at September 30, 1997 and 4.7 to 1 at December 31, 1996.

The Company presently has adequate working capital, adequate borrowing capacity and a healthy liquidity position.

                      PART II - OTHER INFORMATION
                THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits - 27 Financial Data Schedule

         (b) Reports filed on Form 8-K during the Quarter Ended September 30, 1997 - None

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


Date   October 27, 1997                         Kenneth E. Dudley
     ----------------------


                                           /S/  Kenneth E. Dudley
                                          ------------------------------
                                                    (Signature)
                                           Treasurer & Principal
                                           Financial Officer