Form 10-K405
period 1997-12-31
GORMAN RUPP CO
filed 1998-03-27
CIK 42682

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the fiscal year ended December 31, 1997   Commission file number 1-6747


                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                             THE GORMAN-RUPP COMPANY
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

      Ohio                                                34-0253990
-------------------------------            -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization


  305 Bowman St., Mansfield, Ohio                           44903
----------------------------------------                -------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code     (419) 755-1011
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                                                               -

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value is computed by reference to the price at which the stock was sold as of March 18, 1998. $86,487,028
                                                  -----------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of March 18, 1998.

                   Common Shares, without par value--8,622,001
                  ---------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1997 Annual Report to Shareholders incorporated by reference into Part II (Items 5-8).

Portions of Notice of 1998 Annual Meeting of Shareholders and related Proxy Statement incorporated by reference into Part III (Items 10-13).

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

PRODUCTS

The principal products of the Company are pumps and fluid control products. (The Company operates principally in one business segment, the manufacture and sale of pumps and other fluid control equipment.) The following table sets forth, for the years 1995 through 1997, the total net sales, income before income taxes and identifiable assets ($000 omitted) of the Company.


                                            1997         1996         1995
                                            ----         ----         ----

         Net Sales                      $164,862     $155,187     $149,489
         Income Before Income Taxes       16,952       15,663       15,051
         Identifiable Assets             127,865      117,650      119,816

The Company's product line is composed of pump models ranging in size from 1/2" to 84" and ranging in rated capacity from less than one gallon per minute up to 500,000 gallons per minute. The types of pumps which the Company produces include self priming centrifugal, standard centrifugal, magnetic drive centrifugal, axial and mixed flow, rotary gear, diaphragm, bellows and oscillating.

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

MARKETING

Except for government and export sales, the Company's pumps are marketed in the United States and Canada through a network of about 1,000 distributors, through manufacturers' representatives (for sales to many original equipment manufacturers) and by direct sales. Government sales are handled directly by the Company; and export sales are made through the Company's wholly owned subsidiary, The Gorman-Rupp International Company, as well as through foreign distributors and representatives. During 1997, there were no shipments to any single customer greater than 10% of total net sales.

Gorman-Rupp is actively pursuing international business opportunities and established offices in Thailand and Greece in 1996 to improve access to Asian Pacific, Mid-East and the European markets. The Company continues to penetrate international markets principally by its aggressive response to worldwide pump needs. Approximately 15% of all 1997 sales were made to customers outside North America (as compared to 12% in 1996 and 11% in 1995).

COMPETITION

Increasing consolidation of pump companies is taking place in the highly competitive pump business. Two large independent pump manufacturing companies consolidated with other companies in 1997. Gorman-Rupp estimates that 80 other companies sell pumps and pump units which compete in one or more of the industries and applications in which comparable products of the Company are utilized. Many pumps are specifically designed and engineered for a particular customer's application. The Company believes that proper application, product performance and service are the principal methods of competition, and attributes its success to its emphasis in these areas.

PURCHASING AND PRODUCTION

Virtually all materials, supplies, components and accessories used by the Company in the fabrication of its products, including all castings (for which the patterns are made and owned by the Company),

PURCHASING AND PRODUCTION--CONTINUED

structural steel, bar stock, motors, solenoids, engines, seals, and plastic and elastomeric components, are purchased by the Company from other suppliers and manufacturers. No purchases are made under long-term contracts and the Company is not dependent upon a single source for any materials, supplies, components or accessories which are of material importance to its business.

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

OTHER ASPECTS

As of December 31, 1997, the Company employed approximately 1,049 persons, of whom approximately 642 were hourly employees. The Company has no collective bargaining agreements, has never experienced a strike and considers its labor relations to be satisfactory.

Although the Company owns a number of patents, and several of them are important to its business, Gorman-Rupp believes that the business of the Company is not materially dependent upon any one or more patents.

As of December 31, 1997, the value of the Company's backlog of unfilled orders was approximately $47,869,000, of which $30,905,000 was for the unfilled orders of Patterson Pump Company. Approximately $43,969,000 is scheduled to be shipped during 1998, with the balance ($3,900,000) to be shipped in 1999. At December 31, 1996, the value of the backlog of unfilled orders was approximately $48,348,000.

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

The Company's Ohio operations are principally located in facilities in Mansfield. These facilities consist of five buildings containing approximately 682,200 square feet of floor space for production, office and warehousing functions. The original portion of the largest production plant, consisting of approximately 238,000 square feet located on a 26 acre site, was built in 1917 and has been expanded on several occasions, the latest in 1973. Another production plant, also situated on the 26 acre site, was built in 1968 and has been frequently expanded, most recently in 1994. The 1994 expansion added approximately 37,600 square feet, including a modern testing facility. This plant currently comprises approximately 134,200 square feet of floor space. A third plant, containing approximately 215,000 square feet of floor space, located on a 5-1/2 acre site, was purchased in 1975 and is used for most machining operations and storage of raw materials. Its latest addition, consisting of 30,000 square feet of floor space, was made in 1978. A small office building of approximately 11,500 square feet was purchased in 1979 and houses a training facility and the Company's personnel and advertising departments. In late 1982, the Company purchased a building built in 1920 and located on 3.4 acres adjacent to the Company's 26 acre site. This acquisition, which was renovated in 1983, contains 83,500 square feet and is being used for additional warehouse space. In 1997, the Company purchased 90 acres of undeveloped land near the Mansfield Lahm Airport for future expansion and consolidation of facilities for the Mansfield Division and the Corporate Office. No firm plans have been made to begin construction.

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

The plant in St. Thomas, Ontario has undergone five major expansions since it was established in 1960. In 1986, a minor expansion of approximately 600 square feet was added as a receiving and shipping area to improve materials handling. This facility contains about 52,600 square feet of floor space and is situated on an 11 acre site. In 1997, construction began on a 3,000 square foot expansion of the office and training facilities and is expected to be completed in the first quarter of 1998.

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


                                                                                    Date
                                                                                  Elected to
     Name              Age       Office                                            Position
---------------------------    -------------------------------------------        -----------

James C. Gorman        73      Chairman                                             1989

John A. Walter         64      President and Chief Executive Officer                1989

Jeffrey S. Gorman      45      Senior Vice President; General Manager,
                               Mansfield Division                                   1989

Kenneth E. Dudley      60      Treasurer                                            1982

Robert E. Kirkendall   55      Corporate Secretary/Assistant Treasurer              1982

William D. Danuloff    50      Vice President Information Services                  1991



Except as noted, each of the above-named officers has held his executive position with the Company for the past five years. Mr. J. C. Gorman served as the Company's President from 1964 until 1989, and as Chief Executive Officer from 1964 until 1996. Mr. Walter was elected to the additional position of Chief Executive Officer in 1996; he had served as Chief Operating Officer beginning in 1993 and as Vice President and General Manager of the Industries Division from 1978 until 1990. Mr. J. S. Gorman was elected Senior Vice President in 1996 and as Vice President and General Manager of the Mansfield Division in 1989, after having served as Assistant General Manager from 1986 to 1988; he held the office of Corporate Secretary from 1982 to 1990. Mr. Kirkendall was elected as Assistant Treasurer in 1982; he assumed the additional office of Corporate Secretary in 1990. Mr. Danuloff was elected Vice President Information Services in 1991, after having served as Director of Information Services from 1981 to 1991.

Mr. J. S. Gorman is the son of Mr. J. C. Gorman. Otherwise, there is no family relationship among any of the Executive Officers and Directors of the Company.

PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS


Attention is directed to the section "Ranges of Stock Prices" and the data immediately below pertaining to the shareholder information reported by the Transfer Agent and Registrar on page 22 in the Company's 1997 Annual Report to Shareholders, which are incorporated herein by this reference.


ITEM 6.  SELECTED FINANCIAL DATA


Attention is directed to the section "Ten Year Summary of Selected Financial Data" on pages 18 and 19 in the Company's 1997 Annual Report to Shareholders, which is incorporated herein by this reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Attention is directed to the section "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 16 and 17, and to page 23, in the Company's 1997 Annual Report to Shareholders, which are incorporated herein by this reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Attention is directed to the Company's consolidated financial statements, the notes thereto and the report of independent auditors thereon on pages 10-15, and 19, and to the section "Summary of Quarterly Results of Operations" on page 18, in the Company's 1997 Annual Report to Shareholders, which are incorporated herein by this reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNT-ING AND FINANCIAL DISCLOSURE


The Company has not changed its independent public accountants and there have been no reportable disagreements with such accountants regarding accounting principles or practices or financial disclosure matters.

PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


With respect to Directors, attention is directed to the section "Election of Directors" in the Company's definitive Notice of 1998 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which is incorporated herein by this reference.

With respect to executive officers, attention is directed to Part I of this Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION


Attention is directed to the sections "Board of Directors and Directors' Committees", "Executive Compensation", "Pension and Retirement Benefits", "Salary Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation" in the Company's definitive Notice of 1998 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MAN-
          AGEMENT


Attention is directed to the sections "Principal Shareholders", "Election of Directors" and "Shareholdings by Executive Officers" in the Company's definitive Notice of 1998 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Except as disclosed in the footnote in the section "Shareholdings By Executive Officers" and in footnote 2 in the section "Principal Shareholders" in the Company's definitive Notice of 1998 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), the Company has no relationships or transactions required to be reported by Item 404 of Regulation S-K.

PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K


(a) The following documents are filed as part of this report:

    1. FINANCIAL STATEMENTS

       With respect to the consolidated financial statements of the Registrant and its subsidiaries, the following documents have been incorporated by reference into this report:

                  (i)  Consolidated balance sheets--December 31, 1997 and 1996
                  (ii) Consolidated statements of income--Years ended
                           December 31,  1997, 1996 and 1995
                  (iii)Consolidated statements of shareholders'
                           equity--Years ended December 31, 1997, 1996 and 1995
                  (iv) Consolidated statements of cash flows--Years ended
                           December 31, 1997, 1996 and 1995
                  (v)  Notes to consolidated financial statements
                  (vi) Report of independent auditors

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

                  (3)   (i) Articles of incorporation and (ii) By-laws
                  (4) Instruments defining the rights of security holders, including indentures
                  (10)  Material contracts
                  (13)  Annual report to security holders
                  (18)  Letter regarding change in accounting principles
                  (21)  Subsidiaries of the registrant
                  (23)  Consent of independent auditors
                  (24)  Powers of attorney
                  (27)  Financial data schedule

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GORMAN-RUPP COMPANY



*By ROBERT E. KIRKENDALL
    ----------------------
    Robert E. Kirkendall
    Attorney-In-Fact


Date:  March 27, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



* JOHN A. WALTER                    President, Principal Executive
------------------------------       Officer and Director
  John A. Walter

*KENNETH E. DUDLEY                  Treasurer and Principal Financial
------------------------------       and Accounting Officer
  Kenneth E. Dudley

*JAMES C. GORMAN                    Director
------------------------------
  James C. Gorman

*WILLIAM A. CALHOUN                 Director
------------------------------
   William A. Calhoun

*JEFFREY S. GORMAN                  Director
------------------------------
  Jeffrey S. Gorman

*THOMAS E. HOAGLIN                  Director
------------------------------
  Thomas E. Hoaglin

*PETER B. LAKE                      Director
------------------------------
  Peter B. Lake

*JAMES R. WATSON                    Director
------------------------------
  James R. Watson


*The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K on behalf of The Gorman-Rupp Company and on behalf of each of the above-named Officers and Directors of The Gorman-Rupp Company pursuant to Powers of Attorney executed by The Gorman-Rupp Company and by each such Officer and Director and filed with the Securities and Exchange Commission.

March 27, 1998


By: /s/ ROBERT E. KIRKENDALL
    -------------------------------
       Robert E. Kirkendall
       Attorney-In-Fact

ANNUAL REPORT ON FORM 10-K

THE GORMAN-RUPP COMPANY

For the Year Ended December 31, 1997


EXHIBIT INDEX

                  EXHIBIT

(3) (4)       Amended Articles of Incorporation, as amended              *

(3) (4)       Regulations                                                *

(10)          Form of Indemnification Agreement between the
              Company and its Directors and Officers                     **

(13)          Incorporated Portions of 1997 Annual Report
              to Shareholders                                            14

(18)          Letter regarding change in accounting principles           28

(21)          Subsidiaries of the Company                                29

(23)          Consent of Independent Auditors                            30

(24)          Powers of Attorney                                         31

(27)          Financial Data Schedule                                    34


---------------------

    * Incorporated herein by this reference from Exhibits (3) (4) of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

   ** Incorporated herein by this reference from Exhibit (10) of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.