Form 10-Q
period 1998-03-31
GORMAN RUPP CO
filed 1998-04-28
CIK 42682

                   SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549

                               FORM 10-Q


              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For three months ended March 31, 1998      Commission File Number 1-6747
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
                                                   ---------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
    -----      -----


Shares outstanding at March 31, 1998 ----- common, without par value, 8,622,001




                                Page 1 of 6 pages

                     PART I - FINANCIAL INFORMATION
                THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
            (in thousands of dollars, except per share data)


                                           Three Months Ended
                                                 March 31
                                            1998             1997
                                     ----------         ----------
INCOME
  Net sales                          $   43,703         $   40,530
  Other income                              223                139
                                     ----------         ----------
    TOTAL INCOME                         43,926             40,669

DEDUCTIONS FROM INCOME
  Cost of products sold                  32,596             30,623
  Selling, general and
    administrative expenses               6,054              5,667
                                     ----------         ----------
    TOTAL DEDUCTIONS                     38,650             36,290
                                     ----------         ----------
INCOME BEFORE INCOME TAXES                5,276              4,379
  Income taxes                            2,025              1,643
                                     ----------         ----------
    NET INCOME                       $    3,251         $    2,736
                                     ==========         ==========
  Basic And Diluted
  Earnings Per Share                 $     0.38         $     0.32
  Dividends Paid Per Share           $     0.14         $     0.14
  Average Shares Outstanding          8,615,292          8,618,383



       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                       (in thousands of dollars)


                                                                                   Three Months Ended
                                                                                         March 31
                                                                                1998             1997
                                                                            ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                    $ 3,251          $ 2,736
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                               1,538            1,395
      Changes in operating assets and liabilities                                 6,705             (471)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital additions, net                                                         (2,990)          (1,713)
  Change in short-term investments                                               (2,880)          (1,996)
  Other                                                                              (2)            (360)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash dividends                                                                 (1,206)          (1,207)
  Change in treasury shares                                                         248                0
  (Repayments to) Borrowings from bank                                           (4,457)           1,083
    NET (DECREASE) INCREASE IN CASH                                             -------          -------
      AND CASH EQUIVALENTS                                                          207             (533)
  CASH AND CASH EQUIVALENTS:
    Beginning of year                                                               836              830
                                                                                -------          -------
    March 31                                                                    $ 1,043          $   297
                                                                                =======          =======

                THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                       (in thousands of dollars)

                                                                     March 31       December 31
                                                                       1998               1997
                                 ASSETS                              ---------         ---------
CURRENT ASSETS
  Cash and cash equivalents                                    $      1,043          $        836
  Short-term investments                                              9,781                 6,901
  Accounts receivable                                                29,339                31,263
  Inventories                                                        37,331                39,761
  Other current assets and deferred income taxes                      2,550                 2,934
                                                               ------------          ------------

      TOTAL CURRENT ASSETS                                           80,044                81,695

OTHER ASSETS                                                            860                   816
DEFERRED INCOME TAXES                                                 4,433                 4,435

PROPERTY, PLANT AND EQUIPMENT                                        88,427                86,997
  Less allowances for depreciation                                   46,044                46,078
                                                               ------------          ------------
    PROPERTY, PLANT AND EQUIPMENT - NET                              42,383                40,919
                                                               ------------          ------------
      TOTAL ASSETS                                             $    127,720          $    127,865
                                                               ============          ============

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                             $      7,528          $      7,669
  Payrolls and related liabilities,
    accrued expenses                                                  9,456                 7,908
  Income taxes                                                        1,951                 1,459
                                                               ------------          ------------
    TOTAL CURRENT LIABILITIES                                        18,935                17,036

LONG TERM DEBT                                                        2,232                 6,689
PENSION LIABILITY                                                     1,258                 1,418
POSTRETIREMENT HEALTH BENEFITS OBLIGATION                            24,887                24,662

SHAREHOLDERS' EQUITY
  Common shares, without par value
    at stated capital amount                                          5,143                 5,135
  Retained earnings                                                  76,428                74,143
  Accumulated other comprehensive income                             (1,163)               (1,218)
                                                               ------------          ------------
    TOTAL SHAREHOLDERS' EQUITY                                       80,408                78,060
                                                               ------------          ------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $    127,720          $    127,865
                                                               ============          ============

                                                                 14,000,000            14,000,000
  Common shares - authorized
* Common shares - outstanding                                     8,622,001             8,609,368
  Common shares - treasury                                          243,175               255,808
* After deducting treasury shares

                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                 MARCH 31, 1998

NOTE A - BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


NOTE B - INVENTORIES

The major components of inventories are as follows:

(Thousands of dollars)              March 31       December 31
                                      1998             1997
                                     -------         -------
Raw materials and in-process         $22,298         $23,749
Finished parts                        11,709          12,471
Finished products                      3,324           3,541
                                     -------         -------
                                     $37,331         $39,761
                                     =======         =======


NOTE C - COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

During the first quarter of 1998 and 1997, total comprehensive income amounted to $3,306,000 and $2,658,000.

                THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

First Quarter 1998 vs First Quarter 1997
------------------------------------------
Net sales were $43,703,000 in 1998, an increase of $3,173,000 or 7.8% from the $40,530,000 in 1997. Most of the increase was due to increased sales at the Patterson subsidiary.

Other income was $223,000 in 1998 compared to $139,000 in 1997. Most of this increase was a result of higher interest income.

Cost of products sold in 1998 was $32,596,000 compared to $30,623,000 in 1997. The increase was primarily due to the use of materials to build additional product. As a percentage of net sales, cost of products sold in 1998 was 74.6% compared to 75.6% in 1997. The reduction is principally the result of changes in product mix and manufacturing efficiencies.

Selling, general and administrative expenses increased to $6,054,000 in 1998 from $5,667,000 in 1997 with an increase in payroll related expenses being the largest factor.

Income before income taxes was $5,276,000 in 1998 compared to $4,379,000 in 1997, an increase of $897,000. Income tax expense increased from $1,643,000 in 1997 to $2,025,000 in 1998, primarily as a result of an increase in profit. The effective income tax rate was 38.4% in 1998 compared to 37.5% in 1997.

Net income in 1998 of $3,251,000 increased $515,000 from $2,736,000 in 1997. As a percent of net sales, net income was 7.4% in 1998 and 6.8% in 1997. Net income per share was $.38 in 1998, an increase of $.06 from $.32 in 1997.

FINANCIAL CONDITION
-------------------
The Company continues to finance most of its capital expenditures and working capital requirements through internally generated funds and bank financing. The ratio of current assets to current liabilities was 4.2 to 1 at March 31, 1998 and 4.8 to 1 at December 31, 1997.

The Company presently has adequate working capital, adequate borrowing capacity and a healthy liquidity position.

                      PART II - OTHER INFORMATION
                THE GORMAN-RUPP COMPANY AND SUBSIDIARIES


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits - 27 Financial Data Schedule

         (b)  Reports filed on Form 8-K during the Quarter Ended March 31, 1998
              - None



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


Date   April 28, 1998                      Kenneth E. Dudley
     ----------------------


                                             /S/ Kenneth E. Dudley
                                          ------------------------------
                                                    (Signature)
                                           Treasurer & Principal
                                           Financial Officer