Form 10-Q
period 1998-06-30
GORMAN RUPP CO
filed 1998-07-21
CIK 42682

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For six months ended   June 30, 1998       Commission File Number 1-6747
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


Shares outstanding at June 30, 1998 ----- common, without par value, 8,635,206




                                Page 1 of 7 pages

                         PART I - FINANCIAL INFORMATION
                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (in thousands of dollars, except per share data)

                                         Three Months Ended                 Six Months Ended
                                              June 30                            June 30
                                       1998             1997              1998              1997
                                   ----------        ----------        ----------        ----------
INCOME
  Net sales                        $   42,535        $   40,163        $   86,238        $   80,693
  Other income                            256               150               479               289
                                   ----------        ----------        ----------        ----------
    TOTAL INCOME                       42,791            40,313            86,717            80,982

DEDUCTIONS FROM INCOME
  Cost of products sold                31,472            29,591            64,068            60,214
  Selling, general and
    administrative expenses             6,415             6,233            12,469            11,900
                                   ----------        ----------        ----------        ----------
    TOTAL DEDUCTIONS                   37,887            35,824            76,537            72,114
                                   ----------        ----------        ----------        ----------
INCOME BEFORE INCOME TAXES              4,904             4,489            10,180             8,868
  Income taxes                          1,877             1,677             3,902             3,320
                                   ----------        ----------        ----------        ----------
    NET INCOME                     $    3,027        $    2,812        $    6,278        $    5,548
                                   ==========        ==========        ==========        ==========
Basic And Diluted
Earnings Per Share                 $     0.35        $     0.32        $     0.73        $     0.64
Dividends Paid Per Share           $     0.14        $     0.14        $     0.28        $     0.28
Average Shares Outstanding          8,628,152         8,613,814         8,621,758         8,616,086


           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (in thousands of dollars)

                                                            Six Months Ended
                                                                 June 30
                                                           1998            1997
                                                        ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $ 6,278         $ 5,548
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                        3,112           2,912
      Changes in operating assets and liabilities          6,026            (485)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital additions, net                                  (3,475)         (4,346)
  Change in short-term investments                        (4,114)            502
  Other                                                     (304)           (214)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash dividends                                          (2,414)         (2,412)
  Change in treasury shares                                  499            (130)
  (Repayments to) Borrowings from bank                    (5,447)         (1,430)
    NET (DECREASE) INCREASE IN CASH                    ---------       ---------
      AND CASH EQUIVALENTS                                   161             (55)
  CASH AND CASH EQUIVALENTS:
    Beginning of year                                        836             830
                                                         -------         -------
    June 30                                              $   997         $   775
                                                         =======         =======

                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                            (in thousands of dollars)

                                                                June 30            December 31
                                                                  1998                 1997
                                 ASSETS                       ------------         ------------

CURRENT ASSETS
  Cash and cash equivalents                                   $        997         $        836
  Short-term investments                                            11,015                6,901
  Accounts receivable                                               27,668               31,263
  Inventories                                                       37,122               39,761
  Other current assets and deferred income taxes                     2,712                2,934
                                                              ------------         ------------
      TOTAL CURRENT ASSETS                                          79,514               81,695

OTHER ASSETS                                                           958                  816
DEFERRED INCOME TAXES                                                5,444                4,435

PROPERTY, PLANT AND EQUIPMENT                                       88,377               86,997
  Less allowances for depreciation                                  47,126               46,078
                                                              ------------         ------------
    PROPERTY, PLANT AND EQUIPMENT - NET                             41,251               40,919
                                                              ------------         ------------
      TOTAL ASSETS                                            $    127,167         $    127,865
                                                              ============         ============

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                            $      7,284         $      7,669
  Payrolls and related liabilities,
    accrued expenses                                                 9,982                7,908
  Income taxes                                                         568                1,459
                                                              ------------         ------------
    TOTAL CURRENT LIABILITIES                                       17,834               17,036

LONG TERM DEBT                                                       1,242                6,689
PENSION LIABILITY                                                      808                1,418
POSTRETIREMENT HEALTH BENEFITS OBLIGATION                           25,052               24,662

SHAREHOLDERS' EQUITY
  Common shares, without par value
    at stated capital amount                                         5,152                5,135
  Retained earnings                                                 78,489               74,143
  Accumulated comprehensive income                                  (1,410)              (1,218)
                                                              ------------         ------------
    TOTAL SHAREHOLDERS' EQUITY                                      82,231               78,060
                                                              ------------         ------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $    127,167         $    127,865
                                                              ============         ============

  Common shares - authorized                                    14,000,000           14,000,000
* Common shares - outstanding                                    8,635,206            8,609,368
  Common shares - treasury                                         229,970              255,808
* After deducting treasury shares

                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1998

NOTE A - BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period and six month period ended June 30, 1998 are not necessarily indicative of results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


NOTE B - INVENTORIES

The major components of inventories are as follows:

                                                             June 30          December 31
(Thousands of dollars)                                        1998               1997
                                                            ---------          ---------
Raw materials and in-process                                  $22,173            $23,749
Finished parts                                                 11,643             12,471
Finished products                                               3,306              3,541
                                                            ---------          ---------
Inventories                                                   $37,122            $39,761
                                                            =========          =========


NOTE C - COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders equity. Statement 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

During the three months ended June 30 of 1998 and 1997, total comprehensive income amounted to $3,164,000 and $2,967,000. During the six months ended June 30 of 1998 and 1997, total comprehensive income amounted to $6,470,000 and $5,625,000.

                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Second Quarter 1998 vs Second Quarter 1997
------------------------------------------

Net sales were $42,535,000 in 1998 compared to $40,163,000 in 1997, an increase of 5.9%. Approximately 85% of the increase was due to increased sales volume at the Mansfield Division and Gorman-Rupp of Canada

Other income was $256,000 in 1998 compared to $150,000 in 1997. This increase was due primarily to an increase in interest income.

Cost of products sold in 1998 was $31,472,000 compared to $29,591,000 in 1997. The largest factor in the increase was material needed to support the increased sales. An increase in depreciation expenses was the next largest single item. As a percentage of net sales, cost of products sold was 74.0% in 1998 compared to 73.7% in 1997. Some change in product mix resulted in the higher percentage in 1998.

Selling, general and administrative expenses increased from $6,233,000 in 1997 to $6,415,000 in 1998 with increases in payroll related expenses being the largest reason for the increase.

Income before income taxes was $4,904,000 in 1998 compared to $4,489,000 in 1997, an increase of $415,000. Income tax expense increased from $1,677,000 in 1997 to $1,877,000 in 1998, primarily as a result of the increase in profit. The effective tax rate was 38.3% in 1998 compared to 37.4% in 1997.

Net income in 1998 of $3,027,000 increased $215,000 from $2,812,000 in 1997, an increase of 7.6%. As a percent of net sales, net income was 7.1 % in 1998 and 7.0% in 1997. Net income per share was $.35 in 1998, an increase of $.03 from the $.32 in 1997.

                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

Six Months 1998 vs Six Months 1997
----------------------------------

Net sales were $86,238,000 in 1998, an increase of $5,545,000 or 6.9% over the $80,693,000 in 1997. Approximately 82% of the increase was due to increased sales volume at Patterson Pump Company and Mansfield Division.

Other income was $479,000 in 1998 compared to $289,000 in 1997. This increase was due primarily to an increase in interest income.

Cost of products sold in 1998 was $64,068,000 compared to $60,214,000 in 1997. The largest factor in the increase was material needed to support the increased sales. An increase in payroll related expenses was the next largest single item. As a percentage of net sales, cost of products sold was 74.3% in 1998 compared to 74.6% in 1997. Some change in product mix resulted in the lower percentage in 1998.

Selling, general and administrative expenses increased from $11,900,000 in 1997 to $12,469,000 in 1998 with increases in payroll related expenses being the largest reason for the increase.

Income before income taxes was $10,180,000 in 1998 compared to $8,868,000 in 1997, an increase of $1,312,000. Income tax expense increased from $3,320,000 in 1997 to $3,902,000 in 1998, primarily as a result of the increase in profit. The effective income tax rate was 38.3% in 1998 compared to 37.4% in 1997.

Net income of $6,278,000 in 1998 was up $730,000 from $5,548,000 in 1997, an increase of 13.2%. As a percent of net sales, net income was 7.3 % in 1998 and 6.9% in 1997. Net income per share was $.73 in 1998, an increase of $.09 from the $.64 in 1997.

FINANCIAL CONDITION
-------------------

The Company continues to finance most of its capital expenditures and working capital requirements through internally generated funds and bank financing. The ratio of current assets to current liabilities was 4.5 to 1 at June 30, 1998 and
4.8 to 1 at December 31, 1997.

The Company presently has adequate working capital, adequate borrowing capacity and a healthy liquidity position.

                           PART II - OTHER INFORMATION
                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits - 27 Financial Data Schedule

         (b) Reports filed on Form 8-K during the Quarter Ended June 30, 1998 - None



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


Date   July 21, 1998                            Kenneth E. Dudley
     ----------------------


                                           /S/  Kenneth E. Dudley
                                          ------------------------------
                                                    (Signature)
                                           Treasurer & Principal
                                           Financial Officer