Form 10-Q
period 1998-09-30
GORMAN RUPP CO
filed 1998-11-05
CIK 42682

                   SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549

                               FORM 10-Q


              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For nine months ended  September 30, 1998  Commission File Number 1-6747
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


Shares outstanding at September 30, 1998 ----- common, without par value, 8,564,834




                                Page 1 of 7 pages

                     PART I - FINANCIAL INFORMATION
                THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
            (in thousands of dollars, except per share data)

                                                       Three Months Ended           Nine Months Ended
                                                           September 30                September 30
                                                       1998           1997          1998         1997
INCOME                                             -----------    -----------    ----------   ----------
  Net sales                                        $    44,535    $    42,278    $  130,773   $  122,971
  Other income                                             177            134           656          423
                                                   -----------    -----------    ----------   ----------
    TOTAL INCOME                                        44,712         42,412       131,429      123,394

DEDUCTIONS FROM INCOME
  Cost of products sold                                 32,495         31,503        96,563       91,717
  Selling, general and
    administrative expenses                              6,643          6,133        19,112       18,033
                                                   -----------    -----------    ----------   ----------
    TOTAL DEDUCTIONS                                    39,138         37,636       115,675      109,750
                                                   -----------    -----------    ----------   ----------
INCOME BEFORE INCOME TAXES                               5,574          4,776        15,754       13,644
  Income taxes                                           2,190          1,768         6,092        5,088
                                                   -----------    -----------    ----------   ----------
    NET INCOME                                     $     3,384    $     3,008    $    9,662   $    8,556
                                                   ===========    ===========    ==========   ==========
Basic And Diluted
Earnings Per Share                                 $      0.39    $      0.35    $     1.12   $     0.99
Dividends Paid Per Share                           $      0.15    $      0.14    $     0.43   $     0.42
Average Shares Outstanding                           8,608,676      8,603,013     8,562,385    8,611,680


       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                       (in thousands of dollars)
                                                                                       Nine Months Ended
                                                                                          September 30
                                                                                     1998            1997
CASH FLOWS FROM OPERATING ACTIVITIES:                                            -----------    -----------
  Net income                                                                     $     9,662    $     8,556
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                                    4,714          4,414
      Deferred income taxes                                                           (1,022)            (2)
      Changes in operating assets and liabilities                                      7,676           (163)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital additions, net                                                              (5,314)        (5,124)
  Change in short-term investments                                                    (3,809)        (1,504)
  Other                                                                                 (419)           (43)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash dividends                                                                      (3,697)        (3,616)
  Change in treasury shares                                                             (876)          (338)
  Repayments to bank                                                                  (4,692)          (278)
    NET INCREASE IN CASH                                                         -----------    -----------
      AND CASH EQUIVALENTS                                                             2,223          1,902
  CASH AND CASH EQUIVALENTS:
    Beginning of year                                                                    836            830
                                                                                 ----------     -----------
    September 30                                                                 $     3,059    $     2,732
                                                                                 ===========    ===========

                THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                       (in thousands of dollars)

                                                                          September 30       December 31
                                                                              1998               1997
                                 ASSETS                                    ---------          ---------
CURRENT ASSETS
  Cash and cash equivalents                                                $   3,059          $     836
  Short-term investments                                                      10,710              6,901
  Accounts receivable                                                         29,428             31,263
  Inventories                                                                 35,982             39,761
  Other current assets and deferred income taxes                               3,312              2,934
                                                                           ---------          ---------
      TOTAL CURRENT ASSETS                                                    82,491             81,695

OTHER ASSETS                                                                     914                816
DEFERRED INCOME TAXES                                                          5,457              4,435

PROPERTY, PLANT AND EQUIPMENT                                                 89,509             86,997
  Less allowances for depreciation                                            48,173             46,078
                                                                           ---------          ---------
    PROPERTY, PLANT AND EQUIPMENT - NET                                       41,336             40,919
                                                                           ---------          ---------
      TOTAL ASSETS                                                         $ 130,198          $ 127,865
                                                                           =========          =========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                         $   8,113          $   7,669
  Payrolls and related liabilities,
    accrued expenses                                                          11,164              7,908
  Income taxes                                                                   621              1,459
                                                                           ---------          ---------
    TOTAL CURRENT LIABILITIES                                                 19,898             17,036

LONG TERM DEBT                                                                 1,997              6,689
PENSION LIABILITY                                                                608              1,418
POSTRETIREMENT HEALTH BENEFITS OBLIGATION                                     25,052             24,662

SHAREHOLDERS' EQUITY
  Common shares, without par value
    at stated capital amount                                                   5,105              5,135
  Retained earnings                                                           79,260             74,143
  Accumulated comprehensive income                                            (1,722)            (1,218)
                                                                           ---------          ---------
    TOTAL SHAREHOLDERS' EQUITY                                                82,643             78,060
                                                                           ---------          ---------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $ 130,198          $ 127,865
                                                                           =========          =========

  Common shares - authorized                                              14,000,000         14,000,000
* Common shares - outstanding                                              8,564,834          8,609,368
  Common shares - treasury                                                   300,342            255,808
* After deducting treasury shares

                THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            SEPTEMBER 30, 1998

NOTE A - BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period and nine month period ended September 30, 1998 are not necessarily indicative of results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


NOTE B - INVENTORIES

The major components of inventories are as follows:

                                                September 30       December 31
(Thousands of dollars)                             1998               1997
                                                ---------          ---------
Raw materials and in-process                      $21,492            $23,749
Finished parts                                     11,286             12,471
Finished products                                   3,204              3,541
                                                ---------          ---------
Inventories                                       $35,982            $39,761
                                                =========          =========

NOTE C - COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprhensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders equity. Statement 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

During the three months ended September 30 of 1998 and 1997, total comprehensive income amounted to $3,696,000 and $2,989,000. During the nine months ended September 30 of 1998 and 1997, total comprehensive income amounted to $10,166,000 and $8,614,000.

                THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

Third Quarter 1998 vs Third Quarter 1997
------------------------------------------
Net sales were $44,535,000 in 1998 compared to $42,278,000 in 1997, an increase of 5.3%. Most of the increase was due to increased sales at the Mansfield Division and Patterson Pump Company. The Mansfield Division has experienced strong shipments in the construction market and wastewater equipment sales remain strong. Patterson Pump Company continues to experience good sales of its fire pumps.

Other income was $177,000 in 1998 compared to $134,000 in 1997. This increase was primarily due to higher interest income.

Cost of products sold in 1998 was $32,495,000 compared to $31,503,000 in 1997. The largest factors in the increase were higher material and labor costs incurred to support increased sales. As a percentage of net sales, cost of products sold was 73.0% in 1998 compared to 74.5% in 1997. Some change in product mix resulted in the higher gross margin percentage in 1998.

Selling, general and administrative expenses increased from $6,133,000 in 1997 to $6,643,000 in 1998 with increases in payroll related expenses being the largest reason for the increase.

Income before income taxes was $5,574,000 in 1998 compared to $4,776,000 in 1997, an increase of $798,000. Income tax expense increased from $1,768,000 in 1997 to $2,190,000 in 1998, primarily as a result of the increase in profit. The effective tax rate was 39.3% in 1998 compared to 37.0% in 1997.

Net income in 1998 of $3,384,000 increased $376,000 from $3,008,000 in 1997. As a percent of net sales, net income was 7.6% in 1998 and 7.1% in 1997. Net income per share was $.39 in 1998, an increase of $.04 from the $.35 in 1997.

                THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

Nine Months 1998 vs Nine Months 1997
------------------------------------------
Net sales were $130,773,000 in 1998, an increase of $7,802,000 or 6.3% over the $122,971,000 in 1997. Most of the increase was due to increased sales at the Mansfield Division and Patterson Pump Company. The Mansfield Division has experienced strong shipments in the construction market and wastewater equipment sales remain strong. Patterson Pump Company continues to experience good sales of its fire pumps.

Other income was $656,000 in 1998 compared to $423,000 in 1997. This increase was primarily due to higher interest income.

Cost of products sold in 1998 was $96,563,000 compared to $91,717,000 in 1997. The largest factors in the increase were higher material and labor costs incurred to support increased sales. As a percentage of net sales, cost of products sold was 73.8% in 1998 compared to 74.6% in 1997. Some change in product mix resulted in the higher gross margin percentage in 1998.

Selling, general and administrative expenses increased from $18,033,000 in 1997 to $19,112,000 in 1998 with increases in payroll related expenses being the largest reason for the increase.

Income before income taxes was $15,754,000 in 1998 compared to $13,644,000 in 1997, an increase of $2,110,000. Income tax expense increased from $5,088,000 in 1997 to $6,092,000 in 1998, primarily as a result of the increase in profit. The effective income tax rate was 38.7% in 1998 compared to 37.3% in 1997.

Net income of $9,662,000 in 1998 increased $1,106,000 from $8,556,000 in 1997.
As a percent of net sales, net income was 7.4% in 1998 and 7.0% in 1997. Net income per share was $1.12 in 1998, an increase of $.13 from $.99 in 1997.

FINANCIAL CONDITION
-------------------
The Company continues to finance most of its capital expenditures and working capital requirements through internally generated funds and bank financing. The ratio of current assets to current liabilities was 4.1 to 1 at September 30, 1998 and 4.8 to 1 at December 31, 1997.

The Company presently has adequate working capital, adequate borrowing capacity and a healthy liquidity position.

                      PART II - OTHER INFORMATION
                THE GORMAN-RUPP COMPANY AND SUBSIDIARIES


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits - 27 Financial Data Schedule

         (b) Reports filed on Form 8-K during the Quarter Ended September 30, 1998 - None



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


Date   November 5, 1998                         Kenneth E. Dudley
     ----------------------


                                           /S/  Kenneth E. Dudley
                                          ------------------------------
                                                    (Signature)
                                           Treasurer & Principal
                                           Financial Officer