Form 10-Q/A
period 1998-09-30
GORMAN RUPP CO
filed 1999-03-23
CIK 42682

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 1998   COMMISSION FILE NUMBER 1-6747
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
                                                   ---------------------



INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES   X     NO
    -----      -----


SHARES OUTSTANDING AT SEPTEMBER 30, 1998 -----
COMMON, WITHOUT PAR VALUE, 8,564,834

                                PAGE 1 OF 3 PAGES

                         PART I - FINANCIAL INFORMATION

                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

IMPACT OF YEAR 2000
-------------------
THE YEAR 2000 ISSUE, AS WIDELY REPORTED, COULD CAUSE MALFUNCTIONS IN CERTAIN COMPUTER-RELATED APPLICATIONS WITH RESPECT TO DATES ON OR AFTER JANUARY 1, 2000. THE COMPANY'S YEAR 2000 PROGRAM PROVIDES FOR ASSESMENTS OF ITS COMPUTER TECHNOLOGY, OPERATING EQUIPMENT, FACILITIES AND SUPPLIERS. ASSESSMENTS, INITIATED IN 1998, CONTINUE TO BE CONDUCTED PRIMARILY THROUGH INTERNAL TESTING PROCEDURES AND INQUIRY OF CRITICAL SUPPLIERS. FURTHER, INDIVIDUAL ASSESSMENTS REGARDING SIGNIFICANT SUPPLIERS OF SERVICES, PRODUCT MATERIALS AND COMPONENTS CONTINUE TO BE CONDUCTED AT THE COMPANY'S VARIOUS FACILITIES IN ACCORDANCE WITH THE COMPANY'S YEAR 2000 PROGRAM.

MANAGEMENT BELIEVES THE COMPLETION IN 1998 OF ADDITIONAL HARDWARE AND SOFTWARE UPGRADES TO THE COMPANY'S NEW MANAGEMENT INFORMATION SYSTEMS ORIGINALLY INSTALLED IN 1996 HAVE ENABLED MANUFACTURING, FINANCIAL AND DISTRIBUTION SYSTEMS TO BECOME YEAR 2000 COMPLIANT. ANCILLARY COMPUTER SYSTEMS ARE BEING EVALUATED IN ACCORDANCE WITH THE COMPANY'S YEAR 2000 PROGRAM TO ASSURE THEIR COMPLIANCE.

COSTS OF THE NEW SYSTEMS WERE CAPITALIZED IN 1996; CERTAIN IMPLEMENTATION COSTS WERE EXPENSED AND RELATED SOFTWARE UPGRADES WERE SUBSTANTIALLY PROVIDED THROUGH EXISTING ACQUISTION AND MAINTENANCE AGREEMENTS. ANY OTHER YEAR 2000 COSTS HAVE NOT BEEN AND ARE NOT EXPECTED TO BE MATERIAL.

MANAGEMENT CONTINUES TO ASSESS THE EXTENT OF NECESSARY MODIFICATIONS TO ITS OPERATING ACTIVITIES AND SUPPLIER AND CUSTOMER READINESS. TO DATE, NO SIGNIFICANT ISSUES HAVE BEEN IDENTIFIED AND THE COMPANY IS NOT AWARE OF ANY UNRESOLVED YEAR 2000 ISSUE WHICH WOULD MATERIALLY IMPACT THE COMPANY'S OPERATIONS AND FINANCIAL POSITION.

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

                                              THE GORMAN-RUPP COMPANY
                                          ------------------------------
                                                    (REGISTRANT)

DATE MARCH 23, 1999
     ----------------------


                                       BY  /S/  KENNETH E. DUDLEY
                                          ------------------------------
                                           KENNETH E. DUDLEY
                                           TREASURER & PRINCIPAL
                                           FINANCIAL OFFICER