Form 10-K405
period 1998-12-31
GORMAN RUPP CO
filed 1999-03-29
CIK 42682

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended December 31, 1998    Commission file number 1-6747
                              -----------------                           ------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                             THE GORMAN-RUPP COMPANY
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              Ohio                                      34-0253990
---------------------------------           ------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization

    305 Bowman St., Mansfield, Ohio                         44903
----------------------------------------                  ----------
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

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value is computed by reference to the price at which the stock was sold as of March 19, 1999. $66,401,024
                                                   ---------------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of March 19, 1999.

                   Common Shares, without par value--8,572,016
                   -------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1998 Annual Report to Shareholders incorporated by reference into Part II (Items 5-8).

Portions of Notice of 1999 Annual Meeting of Shareholders and related Proxy Statement incorporated by reference into Part III (Items 10-13).

                                 **************

                     The Exhibit Index is located at Page 13

PART I

ITEM 1.  BUSINESS

Registrant ("Gorman-Rupp" or the "Company") designs, manufactures and sells pumps and related equipment (pump and motor controls) for use in water, wastewater, construction, industrial, petroleum, original equipment, agricultural, fire, military and other liquid-handling applications.

PRODUCTS

The principal products of the Company are pumps and fluid control products. (The Company operates principally in one business segment, the manufacture and sale of pumps and other fluid control equipment.) The following table sets forth, for the years 1996 through 1998, the total net sales, income before income taxes and identifiable assets ($000 omitted) of the Company.

                                              1998              1997              1996
                                              ----              ----              ----

        Net Sales                           $171,245          $164,862          $155,187
        Income Before Income Taxes            19,152            16,952            15,663
        Identifiable Assets                  127,477           127,865           117,650

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

In 1998 the Company launched a line of new pump stations, known as Booster Pumps. These packaged systems consist of pressure booster stations which are designed for water tower applications and for boosting low residential water pressure in the municipal and commercial fresh water markets. The manufacture of Booster Pumps are a result of the combined effort of the Company's Mansfield Division, historically a leader in the packaged sewage pump market, and Patterson Pump Company (the Company's wholly owned subsidiary), a current leading producer of fire pumps for building and industry.

In 1996 the Company expanded its pump line with the introduction of the Prime-Aire(TM) trash pump, equipped with a unique auxiliary priming system. This priming system virtually eliminates any spewing of liquids from the priming air exhaust line and thereby reduces operational concerns, especially for applications containing environmentally hazardous liquids.

During 1996 vertical turbine pumps were also designed to better serve the water, wastewater and fire pump markets, extending the capacity range of the product line.

The Company continues to emphasize product development. Several of the Company's existing products, which were designed with added features, have also been expanded to various new applications.

MARKETING

Except for government and export sales, the Company's pumps are marketed in the United States and Canada through a network of about 1,000 distributors, through manufacturers' representatives (for sales to many original equipment manufacturers) and by direct sales. Government sales are handled directly by the Company; and export sales are made through the Company's wholly owned subsidiary, The Gorman-Rupp International Company, as well as through foreign distributors and representatives. During 1998 there were no shipments to any single customer greater than 10% of total net sales.

Gorman-Rupp is actively pursuing international business opportunities and established offices in Thailand and Greece in 1996 to improve access to Asian Pacific, Mid-East and European markets. In 1998 Patterson Pump Company's majority-owned subsidiary, Patterson Pump Ireland Limited, started assembly of pumps in Ireland to further serve the European market. The Company continues to penetrate international markets principally by its aggressive response to worldwide pump needs. In 1998 the Company also organized a Foreign Sales Corporation to further enhance its exporting activities. Approximately 16% of all 1998 sales were made to customers outside the United States (as compared to 15% in 1997 and 12% in 1996).

COMPETITION

Consolidations of pump companies have occurred within the highly competitive pump business. Two large independent pump manufacturing companies combined with other companies in 1997. Gorman-Rupp estimates that 80 other companies sell pumps and pump units which compete in one or more of the industries and applications in which comparable products of the Company are utilized. Many pumps are specifically designed and engineered for a particular customer's application. The Company believes that proper application, product performance and service are the principal methods of competition, and attributes its success to its emphasis in these areas.

PURCHASING AND PRODUCTION

Virtually all materials, supplies, components and accessories used by the Company in the fabrication of its products, including all castings (for which the patterns are made and owned by the Company), structural steel, bar stock, motors, solenoids, engines, seals, and plastic and elastomeric components, are purchased by the Company from other suppliers and manufacturers. No purchases are made under long-term contracts and the Company is not dependent upon a single source for any materials, supplies, components or accessories which are of material importance to its business.

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

OTHER ASPECTS

As of December 31, 1998, the Company employed approximately 1,015 persons, of whom approximately 608 were hourly employees. The Company has no collective bargaining agreements, has never experienced a strike and considers its labor relations to be satisfactory.

Although the Company owns a number of patents, and several of them are important to its business, Gorman-Rupp believes that the business of the Company is not materially dependent upon any one or more patents.

As of December 31, 1998, the value of the Company's backlog of unfilled orders was approximately $48,228,000, of which $28,506,000 was for the unfilled orders of Patterson Pump Company. All of the backlog at December 31, 1998 is scheduled to be shipped during 1999. At December 31, 1997, the value of the backlog of unfilled orders was approximately $47,869,000.

ITEM 2.  PROPERTIES

All of the production operations of the Company are conducted at its plants located in Mansfield and Bellville, Ohio; St. Thomas, Ontario; Sand Springs, Oklahoma; Toccoa, Georgia; and County Westmeath, Ireland. All of the Company's properties, except the leased facility in Ireland, are owned in fee without any material encumbrance. The Company also owns in fee an approximately 26,000 square foot facility in Sparks, Nevada which comprises a training center and warehouse space.

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

In 1997 the Company purchased 90 acres of undeveloped land near the Mansfield Lahm Airport for future expansion and consolidation of facilities for the Mansfield Division and the Corporate Office. In 1998 design work and site preparation began on the new consolidated facilities project. A plan has been approved to begin construction in 1999 on the first phase consisting of a 360,000 square foot manufacturing and warehousing plant. Completion of phase one is projected to take twelve months. No plans or schedule have been determined for the completion of the multi-phased, approximately one million square foot consolidated facilities project.

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

The plant in St. Thomas, Ontario has undergone five major expansions since it was established in 1960. In 1986, a minor expansion of approximately 600 square feet was added as a receiving and shipping area to improve materials handling. This facility contains about 52,600 square feet of floor space and is situated on an 11 acre site. In 1998, a 3,000 square foot expansion of the office and training facilities was completed.

The Oklahoma facility, located on 4.5 acres of land, was purchased in 1977. Manufacturing and warehousing facilities are located in a 26,700 square foot building, originally built in 1973 and expanded in 1978, 1981, 1982 and 1991. A detached 2,200 square foot building is used for offices. In 1980, a contiguous parcel of two acres of undeveloped land was purchased for future needs.

Patterson Pump Company, in Toccoa, Georgia, includes a 31 acre site with buildings totaling approximately 165,900 square feet, with about 28,000 square feet of office space and 137,900 square feet of manufacturing space. In 1989 Patterson Pump Company completed an addition of 38,500 square feet to the building for manufacturing purposes and razed an approximately 12,700 square foot portion of the manufacturing facility. In 1992 Patterson completed a 64,000 square foot addition to the manufacturing plant, including a modern 400,000 gallon testing facility. A 28,000 square foot office addition was completed in 1993. Upon occupancy of the new building in 1993, the pre-existing office space of 15,200 square feet was razed for additional parking space.

The manufacturing facilities occupied by Patterson Pump Ireland Limited in County Westmeath, Ireland consist of 4,500 square feet of leased manufacturing space. Office space is shared with another occupant in the building.

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

                                                                                     Date
                                                                                  Elected to
     Name                     Age                    Office                        Position
     ----                     ---                    ------                       ----------
James C. Gorman               74      Chairman                                     1989

John A. Walter                65      Formerly President and
                                      Chief Executive Officer                      1989

Jeffrey S. Gorman             46      President and Chief Executive Officer;
                                       General Manager, Mansfield Division         1998/1989

Kenneth E. Dudley             61      Treasurer                                    1982

Robert E. Kirkendall          56      Corporate Secretary/Assistant Treasurer      1982

William D. Danuloff           51      Vice President Information Services          1991


Except as noted, each of the above-named officers has held his executive position with the Company for the past five years. Mr. J. C. Gorman served as the Company's President from 1964 until 1989, and as Chief Executive Officer from 1964 until 1996. Mr. Walter retired from the Company on May 1, 1998. Previously Mr. Walter was elected to the additional position of Chief Executive Officer in 1996; he had served as Chief Operating Officer beginning in 1993; he had also served as Vice President and General Manager of the Industries Division from 1978 until 1990. Mr. J. S. Gorman was elected President and Chief Executive Officer effective May 1, 1998, after having served as Senior Vice President since 1996. Mr. J. S. Gorman has held the position of General Manager of the Mansfield Division since 1989. He served as Assistant General Manager from 1986 to 1988; and he held the office of Corporate Secretary from 1982 to 1990. Mr. Kirkendall was elected as Assistant Treasurer in 1982; he assumed the additional office of Corporate Secretary in 1990. Mr. Danuloff was elected Vice President Information Services in 1991, after having served as Director of Information Services from 1981 to 1991.

Mr. J. S. Gorman is the son of Mr. J. C. Gorman. Otherwise, there is no family relationship among any of the Executive Officers and Directors of the Company.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Attention is directed to the section "Ranges of Stock Prices" and the data immediately below pertaining to the shareholder information reported by the Transfer Agent and Registrar on page 22 in the Company's 1998 Annual Report to Shareholders, which are incorporated herein by this reference.

ITEM 6.  SELECTED FINANCIAL DATA

Attention is directed to the section "Ten Year Summary of Selected Financial Data" on pages 18 and 19 in the Company's 1998 Annual Report to Shareholders, which is incorporated herein by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Attention is directed to the section "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 16 and 17, and to page 23, in the Company's 1998 Annual Report to Shareholders, which are incorporated herein by this reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

Attention is directed to the section "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 16 and 17, and to page 23, in the Company's 1998 Annual Report to Shareholders, which are incorporated herein by this reference. The Company has no material market risk exposures required to be reported by Item 305 of Regulation S-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Attention is directed to the Company's consolidated financial statements, the notes thereto and the report of independent auditors thereon on pages 10-15, and 19, and to the section "Summary of Quarterly Results of Operations" on page 18, in the Company's 1998 Annual Report to Shareholders, which are incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has not changed its independent public accountants and there have been no reportable disagreements with such accountants regarding accounting principles or practices or financial disclosure matters.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

With respect to Directors, attention is directed to the section "Election of Directors" in the Company's definitive Notice of 1999 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which is incorporated herein by this reference.

With respect to executive officers, attention is directed to Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Attention is directed to the sections "Board of Directors and Directors' Committees", "Executive Compensation", "Pension and Retirement Benefits", "Salary Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation" in the Company's definitive Notice of 1999 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

Attention is directed to the sections "Principal Shareholders", "Election of Directors" and "Shareholdings by Executive Officers" in the Company's definitive Notice of 1999 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as disclosed in the footnote in the section "Shareholdings By Executive Officers" and in footnote 2 in the section "Principal Shareholders" in the Company's definitive Notice of 1999 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference, the Company has no relationships or transactions required to be reported by Item 404 of Regulation S-K.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

(a) The following documents are filed as part of this report:

       1.  Financial Statements
           --------------------

           With respect to the consolidated financial statements of the Registrant and its subsidiaries, the following documents have been incorporated by reference into this report:

                  (i) Consolidated balance sheets--December 31, 1998 and 1997
                 (ii) Consolidated statements of income--Years ended
                         December 31,  1998, 1997 and 1996
                (iii) Consolidated statements of shareholders' equity--Years ended December 31, 1998, 1997 and 1996
                 (iv) Consolidated statements of cash flows--Years ended
                         December 31, 1998, 1997 and 1996
                  (v) Notes to consolidated financial statements
                 (vi) Report of independent auditors

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

                  (3) (i) Articles of incorporation and (ii) By-laws
                  (4) Instruments defining the rights of security holders,
                         including indentures
                 (10) Material contracts
                 (13) Annual report to security holders
                 (21) Subsidiaries of the registrant
                 (23) Consent of independent auditors
                 (24) Powers of attorney
                 (27) Financial data schedule

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GORMAN-RUPP COMPANY



*By ROBERT E. KIRKENDALL
    --------------------
    Robert E. Kirkendall
    Attorney-In-Fact


Date:  March 29, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



*JEFFREY S. GORMAN                  President, Principal Executive
 -----------------                  Officer and Director
 Jeffrey S. Gorman

*KENNETH E. DUDLEY                  Treasurer and Principal Financial
 -----------------                  and Accounting Officer
 Kenneth E. Dudley

*JAMES C. GORMAN                    Director
 ---------------
 James C. Gorman

*WILLIAM A. CALHOUN                 Director
 ------------------
 William A. Calhoun

*THOMAS E. HOAGLIN                  Director
 -----------------
 Thomas E. Hoaglin

*PETER B. LAKE                      Director
 -------------
 Peter B. Lake

*JOHN A. WALTER                     Director
 --------------
 John A. Walter

*JAMES R. WATSON                    Director
 ---------------
 James R. Watson


*The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K on behalf of The Gorman-Rupp Company and on behalf of each of the above-named Officers and Directors of The Gorman-Rupp Company pursuant to Powers of Attorney executed by The Gorman-Rupp Company and by each such Officer and Director and filed with the Securities and Exchange Commission.

March 29, 1999


By: /s/ ROBERT E. KIRKENDALL
    ------------------------
        Robert E. Kirkendall
        Attorney-In-Fact

ANNUAL REPORT ON FORM 10-K

THE GORMAN-RUPP COMPANY

For the Year Ended December 31, 1998

EXHIBIT INDEX

                  EXHIBIT

(3) (4)               Amended Articles of Incorporation, as amended                     14

(3) (4)               Regulations                                                       16

(10)                  Form of Indemnification Agreement between the
                      Company and its Directors and Officers                            23

(13)                  Incorporated Portions of 1998 Annual Report
                      to Shareholders                                                   31

(21)                  Subsidiaries of the Company                                       43

(23)                  Consent of Independent Auditors                                   44

(24)                  Powers of Attorney                                                45

(27)                  Financial Data Schedule                                           48