Form 10-Q
period 1999-03-31
GORMAN RUPP CO
filed 1999-04-27
CIK 42682

                   SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549

                               FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 1999      Commission File Number 1-6747
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


Shares outstanding at March 31, 1999 ----- common, without par value, 8,572,016




                                Page 1 of 7 pages

                         PART I - FINANCIAL INFORMATION
                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (in thousands of dollars, except per share data)


                                                              Three Months Ended
                                                                    March 31
                                                            1999               1998
INCOME                                                   ---------          ---------
  Net sales                                                $43,184            $43,703
  Other income                                                 202                223
                                                         ---------          ---------
    TOTAL INCOME                                            43,386             43,926

DEDUCTIONS FROM INCOME
  Cost of products sold                                     31,890             32,596
  Selling, general and
    administrative expenses                                  6,818              6,054
                                                         ---------          ---------
    TOTAL DEDUCTIONS                                        38,708             38,650
                                                         ---------          ---------
INCOME BEFORE INCOME TAXES                                   4,678              5,276
  Income taxes                                               1,817              2,025
                                                         ---------          ---------
    NET INCOME                                              $2,861             $3,251
                                                         =========          =========
  Basic And Diluted
  Earnings Per Share                                         $0.33              $0.38
  Dividends Paid Per Share                                   $0.15              $0.14
  Average Shares Outstanding                             8,579,830          8,615,292


       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                       (in thousands of dollars)

                                                               Three Months Ended
                                                                   March 31
                                                           1999               1998
CASH FLOWS FROM OPERATING ACTIVITIES:                    ---------          ---------
  Net income                                                $2,861             $3,251
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                          1,494              1,538
      Changes in operating assets and liabilities             (582)             6,705
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital additions, net                                    (1,306)            (2,990)
  Change in short-term investments                            (441)            (2,880)
  Other                                                       (177)                (2)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash dividends                                            (1,288)            (1,206)
  Change in treasury shares                                   (148)               248
  (Repayments to) Borrowings from bank                       1,237             (4,457)
    NET (DECREASE) INCREASE IN CASH                      ---------          ---------
      AND CASH EQUIVALENTS                                   1,650                207
  CASH AND CASH EQUIVALENTS:
    Beginning of year                                        2,359                836
                                                         ---------          ---------
    March 31                                                $4,009             $1,043
                                                         =========          =========

                THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                       (in thousands of dollars)


                                                           March 31         December 31
                                                             1999               1998
                                 ASSETS                   ---------          ---------

CURRENT ASSETS
  Cash and cash equivalents                                  $4,009             $2,359
  Short-term investments                                      6,747              6,306
  Accounts receivable                                        30,187             26,282
  Inventories                                                38,215             38,323
  Other current assets and deferred income taxes              5,460              5,286
                                                          ---------          ---------
      TOTAL CURRENT ASSETS                                   84,618             78,556

OTHER ASSETS                                                    807                632
DEFERRED INCOME TAXES                                         4,369              4,373

PROPERTY, PLANT AND EQUIPMENT                                94,536             93,363
  Less allowances for depreciation                           50,807             49,447
                                                          ---------          ---------
    PROPERTY, PLANT AND EQUIPMENT - NET                      43,729             43,916
                                                          ---------          ---------
      TOTAL ASSETS                                         $133,523           $127,477
                                                          =========          =========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                           $9,194             $8,666
  Payrolls and related liabilities,
    accrued expenses                                          9,811              8,222
  Income taxes                                                1,939                543
                                                          ---------          ---------
    TOTAL CURRENT LIABILITIES                                20,944             17,431

LONG TERM DEBT                                                2,020                783
POSTRETIREMENT BENEFITS                                      25,385             25,557

SHAREHOLDERS' EQUITY
  Common shares, without par value
    at stated capital amount                                  5,110              5,116
  Retained earnings                                          81,657             80,314
  Accumulated other comprehensive income                     (1,593)            (1,724)
                                                          ---------          ---------
    TOTAL SHAREHOLDERS' EQUITY                               85,174             83,706
                                                          ---------          ---------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $133,523           $127,477
                                                          =========          =========

  Common shares - authorized                             14,000,000         14,000,000
* Common shares - outstanding                             8,572,016          8,581,236
  Common shares - treasury                                  293,160            283,940
* After deducting treasury shares


                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 1999

NOTE A - BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


NOTE B - INVENTORIES

The major components of inventories are as follows:
                                                     March 31        December 31
(Thousands of dollars)                                 1999               1998
                                                    ---------          ---------
Raw materials and in-process                          $21,275            $21,335
Finished parts                                         13,579             13,617
Finished products                                       3,361              3,371
                                                    ---------          ---------
                                                      $38,215            $38,323
                                                    =========          =========


NOTE C - COMPREHENSIVE INCOME

During the first quarter of 1999 and 1998, total comprehensive income amounted to $2,992,000 and $3,306,000.

                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

First Quarter 1999 vs First Quarter 1998
------------------------------------------
Net sales were $43,184,000 in 1999, a decrease of $519,000 or 1.2% from the $43,703,000 in 1998. Most of the decrease was due to decreased sales of the fabricated turbine diffusers.

Other income was $202,000 in 1999 compared to $223,000 in 1998. Most of this decrease was a result of decreased interest income.

Cost of products sold in 1999 was $31,890,000 compared to $32,596,000 in 1998. The decrease was primarily due to the use of materials to support the reduced sales. As a percentage of net sales, cost of products sold in 1999 was 73.8% compared to 74.6% in 1998. The reduction is principally the result of changes in product mix and manufacturing efficiencies.

Selling, general and administrative expenses increased to $6,818,000 in 1999 from $6,054,000 in 1998 principally due to an increase in advertising expenses associated with trade shows. More shows, including ConExpo, were held in 1999 than 1998. ConExpo is the largest trade show related to the construction industry in the U.S. and is held every three years.

Income before income taxes was $4,678,000 in 1999 compared to $5,276,000 in 1998, a decrease of $598,000. Income tax expense decreased from $2,025,000 in 1998 to $1,817,000 in 1999, primarily as a result of the decrease in profit. The effective income tax rate was 38.8% in 1999 compared to 38.4% in 1998.

Net income in 1999 of $2,861,000 decreased $390,000 from $3,251,000 in 1998. As a percent of net sales, net income was 6.6% in 1999 and 7.4% in 1998. Net income per share was $.33 in 1999, a decrease of $.05 from $.38 in 1998.

FINANCIAL CONDITION
-------------------
The Company continues to finance most of its capital expenditures and working capital requirements through internally generated funds and bank financing. The ratio of current assets to current liabilities was 4.0 to 1 at March 31, 1999 and 4.5 to 1 at December 31, 1998.

The Company presently has adequate working capital, adequate borrowing capacity and a healthy liquidity position.

                         PART I - FINANCIAL INFORMATION
                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Impact of Year 2000
-------------------
The Year 2000 issue, as widely reported, could cause malfunctions in certain computer-related applications with respect to dates on or after January 1, 2000. The Company's Year 2000 program provides for assessments of its computer technology, operating equipment, facilities and suppliers. Assessments, initiated in 1998, continue to be conducted primarily through internal testing procedures and inquiry of critical suppliers. Further, individual assessments regarding significant suppliers of services, product materials and components continue to be conducted at the Company's various facilities in accordance with the Company's Year 2000 program.

Management believes the completion in 1998 of additional hardware and software upgrades to the Company's new management information systems originally installed in 1996 have enabled manufacturing, financial and distribution systems to become Year 2000 compliant. Ancillary computer systems are being evaluated in accordance with the Company's Year 2000 program to assure their compliance.

Costs of the new systems were capitalized in 1996; certain implementation costs were expensed and related software upgrades were substantially provided through existing acquisition and maintenance agreements. Any other Year 2000 costs have not been and are not expected to be material.

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

                      PART II - OTHER INFORMATION
                THE GORMAN-RUPP COMPANY AND SUBSIDIARIES


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits - 27 Financial Data Schedule

         (b)  Reports filed on Form 8-K during the Quarter Ended March 31, 1999
              - None



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



                                              The Gorman-Rupp Company
                                          ------------------------------
                                                    (Registrant)


Date   April 27, 1999
     ----------------------


                                       By:/S/Kenneth E. Dudley
                                          ------------------------------
                                           Kenneth E. Dudley
                                           Treasurer & Principal
                                           Financial Officer