Form 10-Q
period 1999-06-30
GORMAN RUPP CO
filed 1999-07-20
CIK 42682

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For six months ended   June 30, 1999       Commission File Number 1-6747
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


Shares outstanding at June 30, 1999 ----- common, without par value, 8,587,821




                                Page 1 of 8 pages

                         PART I - FINANCIAL INFORMATION
                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (in thousands of dollars, except per share data)


                                 Three Months Ended         Six Months Ended
                                      June 30                   June 30
                                 1999         1998         1999         1998
INCOME                        ----------   ----------   ----------   ----------
  Net sales                   $   45,118   $   42,535   $   88,302   $   86,238
  Other income                       256          256          458          479
                              ----------   ----------   ----------   ----------
    TOTAL INCOME                  45,374       42,791       88,760       86,717

DEDUCTIONS FROM INCOME
  Cost of products sold           33,615       31,472       65,505       64,068
  Selling, general and
    administrative expenses        6,282        6,415       13,100       12,469
                              ----------   ----------   ----------   ----------
    TOTAL DEDUCTIONS              39,897       37,887       78,605       76,537
                              ----------   ----------   ----------   ----------
INCOME BEFORE INCOME TAXES         5,477        4,904       10,155       10,180
  Income taxes                     2,096        1,877        3,913        3,902
                              ----------   ----------   ----------   ----------
    NET INCOME                $    3,381   $    3,027   $    6,242   $    6,278
                              ==========   ==========   ==========   ==========
Basic And Diluted
Earnings Per Share            $     0.40   $     0.35   $     0.73   $     0.73
Dividends Paid Per Share      $     0.15   $     0.14   $     0.30   $     0.28
Average Shares Outstanding     8,579,641    8,628,152    8,579,735    8,621,758


           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (in thousands of dollars)


                                                     Six Months Ended
                                                         June 30
                                                     1999        1998
CASH FLOWS FROM OPERATING ACTIVITIES:               -------    -------
  Net income                                        $ 6,242    $ 6,278
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                   3,279      3,112
      Changes in operating assets and liabilities    (3,815)     6,026
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital additions, net                             (4,947)    (3,475)
  Change in short-term investments                   (1,502)    (4,114)
  Other                                                (177)      (304)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash dividends                                     (2,575)    (2,414)
  Change in treasury shares                             104        499
  Borrowings from (Repayments to) bank                2,734     (5,447)
                                                    -------    -------
    NET (DECREASE) INCREASE IN CASH
      AND CASH EQUIVALENTS                             (658)       161
  CASH AND CASH EQUIVALENTS:
    Beginning of year                                 2,359        836
                                                    -------    -------
    June 30                                         $ 1,702    $   997
                                                    =======    =======

                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                            (in thousands of dollars)


                                                           June 30        December 31
                                                             1999            1998
                                 ASSETS                  ------------    ------------

CURRENT ASSETS
  Cash and cash equivalents                              $      1,702    $      2,359
  Short-term investments                                        7,808           6,306
  Accounts receivable                                          31,540          26,282
  Inventories                                                  37,553          38,323
  Other current assets and deferred income taxes                5,395           5,286
                                                         ------------    ------------
      TOTAL CURRENT ASSETS                                     83,998          78,556

OTHER ASSETS                                                      809             632
DEFERRED INCOME TAXES                                           4,362           4,373

PROPERTY, PLANT AND EQUIPMENT                                  97,364          93,363
  Less allowances for depreciation                             51,780          49,447
                                                         ------------    ------------
    PROPERTY, PLANT AND EQUIPMENT - NET                        45,584          43,916
                                                         ------------    ------------
      TOTAL ASSETS                                       $    134,753    $    127,477
                                                         ============    ============

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                       $      6,648    $      8,666
  Payrolls and related liabilities,
    accrued expenses                                           10,864           8,222
  Income taxes                                                  1,098             543
                                                         ------------    ------------
    TOTAL CURRENT LIABILITIES                                  18,610          17,431

LONG TERM DEBT                                                  3,517             783
POSTRETIREMENT BENEFITS                                        24,882          25,557

SHAREHOLDERS' EQUITY
  Common shares, without par value
    at stated capital amount                                    5,120           5,116
  Retained earnings                                            84,034          80,314
  Accumulated comprehensive income                             (1,410)         (1,724)
                                                         ------------    ------------
    TOTAL SHAREHOLDERS' EQUITY                                 87,744          83,706
                                                         ------------    ------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $    134,753    $    127,477
                                                         ============    ============

  Common shares - authorized                               14,000,000      14,000,000
* Common shares - outstanding                               8,587,821       8,581,236
  Common shares - treasury                                    277,355         283,940
* After deducting treasury shares


                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999

NOTE A - BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period and six month period ended June 30, 1999 are not necessarily indicative of results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


NOTE B - INVENTORIES

The major components of inventories are as follows:

                               June 30  December 31
(Thousands of dollars)           1999      1998
                               -------   -------
Raw materials and in-process   $20,906   $21,335
Finished parts                  13,343    13,617
Finished products                3,304     3,371
                               -------   -------
Inventories                    $37,553   $38,323
                               =======   =======


NOTE C - COMPREHENSIVE INCOME

During the three months ended June 30 of 1999 and 1998, total comprehensive income amounted to $3,564,000 and $2,780,000. During the six months ended June 30 of 1999 and 1998, total comprehensive income amounted to $6,556,000 and $6,086,000.

                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Second Quarter 1999 vs Second Quarter 1998
------------------------------------------
Net sales were $45,118,000 in 1999 compared to $42,535,000 in 1998, an increase of 6.1%. Most of the increase was due to increased sales of fire pumps.

Other income was $256,000 in 1999 and 1998.

Cost of products sold in 1999 was $33,615,000 compared to $31,472,000 in 1998. The largest factor in the increase was material needed to support the increased sales. Increased medical plan expenses was the next largest single item. As a percentage of net sales, cost of products sold was 74.5% in 1999 compared to 74.0% in 1998. Some change in product mix resulted in the higher percentage in 1999.

Selling, general and administrative expenses decreased from $6,415,000 in 1998 to $6,282,000 in 1999 with a decrease in bad debt expense being the largest reason for the decrease.

Income before income taxes was $5,477,000 in 1999 compared to $4,904,000 in 1998, an increase of $573,000. Income tax expense increased from $1,877,000 in 1998 to $2,096,000 in 1999, primarily as a result of the increase in profit. The effective tax rate was 38.3% in 1999 compared to 38.3% in 1998.

Net income in 1999 of $3,381,000 increased $354,000 from $3,027,000 in 1998, an increase of 11.7%. As a percent of net sales, net income was 7.5 % in 1999 and 7.1% in 1998. Net income per share was $.40 in 1999, an increase of $.05 from the $.35 in 1998.

                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

Six Months 1999 vs Six Months 1998
----------------------------------
Net sales were $88,302,000 in 1999, an increase of $2,064,000 or 2.4% over the $86,238,000 in 1998. Most of the increase was due to increased sales of fire pumps.

Other income was $458,000 in 1999 compared to $479,000 in 1998. This decrease was due primarily to a decrease in interest income.

Cost of products sold in 1999 was $65,505,000 compared to $64,068,000 in 1998. The largest factor in the increase was material needed to support the increased sales. An increase in medical plan expenses was the next largest single item. As a percentage of net sales, cost of products sold was 74.2% in 1999 compared to 74.3% in 1998. Some change in product mix resulted in the lower percentage in 1999.

Selling, general and administrative expenses increased from $12,469,000 in 1998 to $13,100,000 in 1999 principally due to an increase in advertising expenses associated with trade shows. More shows, including ConExpo, were held in 1999 than 1998. ConExpo is the largest trade show related to the construction industry in the U.S. and is held every three years.

Income before income taxes was $10,155,000 in 1999, lower than the $10,180,000 in 1998, a decrease of $25,000. Income tax expense increased from $3,902,000 in 1998 to $3,913,000 in 1999. The effective income tax rate was 38.5% in 1999 compared to 38.3% in 1998.

Net income of $6,242,000 in 1999 was down $36,000 from $6,278,000 in 1998, a decrease of 0.6%. As a percent of net sales, net income was 7.1 % in 1999 and 7.3% in 1998. Net income per share was $.73 in 1999, the same as the $.73 in 1998.

FINANCIAL CONDITION
-------------------
The Company continues to finance most of its capital expenditures and working capital requirements through internally generated funds and bank financing. An additional credit facility for $20,000,000 to finance the construction of the first phase of the Company's new manufacturing complex is in place. The ratio of current assets to current liabilities was 4.5 to 1 at June 30, 1999 and 4.5 to 1 at December 31, 1998.

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

         (b) Reports filed on Form 8-K during the Quarter Ended June 30, 1999 - None



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


Date   July 20, 1999                            Kenneth E. Dudley
     ----------------------


                                           /S/  Kenneth E. Dudley
                                          ------------------------------
                                                    (Signature)
                                           Treasurer & Principal
                                           Financial Officer