Form 10-Q
period 1999-09-30
GORMAN RUPP CO
filed 1999-10-27
CIK 42682

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For nine months ended  September 30, 1999  Commission File Number 1-6747
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


Shares outstanding at September 30, 1999 ----- common, without par value, 8,592,049




                                Page 1 of 8 pages

                         PART I - FINANCIAL INFORMATION
                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (Thousands of dollars, except per share data)


                                  Three Months Ended          Nine Months Ended
                                     September 30                September 30
                                  1999          1998          1999           1998
                               ----------    ----------    ----------    ----------
INCOME
  Net sales                    $   46,898    $   44,535    $  135,200    $  130,773
  Other income                        168           177           626           656
                               ----------    ----------    ----------    ----------
    TOTAL INCOME                   47,066        44,712       135,826       131,429

DEDUCTIONS FROM INCOME
  Cost of products sold            33,829        32,495        99,334        96,563
  Selling, general and
    administrative expenses         6,647         6,643        19,747        19,112
                               ----------    ----------    ----------    ----------
    TOTAL DEDUCTIONS               40,476        39,138       119,081       115,675
                               ----------    ----------    ----------    ----------
INCOME BEFORE INCOME TAXES          6,590         5,574        16,745        15,754
  Income taxes                      2,687         2,190         6,600         6,092
                               ----------    ----------    ----------    ----------
    NET INCOME                 $    3,903    $    3,384    $   10,145    $    9,662
                               ==========    ==========    ==========    ==========
Basic And Diluted
Earnings Per Share             $     0.45    $     0.39    $     1.18    $     1.12
Dividends Paid Per Share       $     0.15    $     0.15    $     0.45    $     0.43
Average Shares Outstanding      8,591,790     8,582,940     8,583,797     8,608,676


           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (in thousands of dollars)

                                                       Nine Months Ended
                                                          September 30
                                                       1999         1998
CASH FLOWS FROM OPERATING ACTIVITIES:                --------     --------
  Net income                                         $ 10,145     $  9,662
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                     5,086        4,714
      Deferred income taxes                                12       (1,022)
      Changes in operating assets and liabilities      (1,650)       7,676
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital additions, net                               (9,172)      (5,314)
  Change in short-term investments                       (845)      (3,809)
  Other                                                  (173)        (419)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash dividends                                       (3,864)      (3,697)
  Change in treasury shares                               124         (876)
   Borrowings from (Repayments to) bank                 1,197       (4,692)
    NET INCREASE IN CASH                             --------     --------
      AND CASH EQUIVALENTS                                860        2,223
  CASH AND CASH EQUIVALENTS:
    Beginning of year                                   2,359          836
                                                     --------     --------
    September 30                                     $  3,219     $  3,059
                                                     ========     ========


                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (Thousands of dollars)


                                                              September 30     December 31
                                                                  1999             1998
                                    ASSETS                    ------------     ------------

CURRENT ASSETS
  Cash and cash equivalents                                   $      3,219     $      2,359
  Short-term investments                                             7,152            6,306
  Accounts receivable                                               31,984           26,282
  Inventories                                                       37,019           38,323
  Other current assets and deferred income taxes                     5,991            5,286
                                                              ------------     ------------
      TOTAL CURRENT ASSETS                                          85,365           78,556

OTHER ASSETS                                                           805              632
DEFERRED INCOME TAXES                                                4,361            4,373

PROPERTY, PLANT AND EQUIPMENT                                      100,741           93,363
  Less allowances for depreciation                                  52,741           49,447
                                                              ------------     ------------
    PROPERTY, PLANT AND EQUIPMENT - NET                             48,000           43,916
                                                              ------------     ------------
      TOTAL ASSETS                                            $    138,531     $    127,477
                                                              ============     ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                            $      7,932     $      8,666
  Payrolls and related liabilities                                   3,181            2,925
  Accrued expenses                                                   9,308            5,297
  Income taxes                                                         914              543
                                                              ------------     ------------
    TOTAL CURRENT LIABILITIES                                       21,335           17,431

LONG TERM DEBT                                                       1,980              783
POSTRETIREMENT BENEFITS                                             24,744           25,557

SHAREHOLDERS' EQUITY
  Common shares, without par value
    at stated capital amount                                         5,123            5,116
  Retained earnings                                                 86,739           80,314
  Accumulated comprehensive income                                  (1,390)          (1,724)
                                                              ------------     ------------
    TOTAL SHAREHOLDERS' EQUITY                                      90,472           83,706
                                                              ------------     ------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $    138,531     $    127,477
                                                              ============     ============

  Common shares - authorized                                    14,000,000       14,000,000
* Common shares - outstanding                                    8,592,049        8,581,236
  Common shares - treasury                                         273,127          283,940
* After deducting treasury shares


                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

NOTE A - BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period and nine month period ended September 30, 1999 are not necessarily indicative of results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


NOTE B - INVENTORIES

The major components of inventories are as follows:

(Thousands of dollars)                               September 30  December 31
                                                         1999          1998
                                                       -------       -------
Raw materials and in-process                           $20,609       $21,335
Finished parts                                          13,154        13,617
Finished products                                        3,256         3,371
                                                       -------       -------
Inventories                                            $37,019       $38,323
                                                       =======       =======

NOTE C - COMPREHENSIVE INCOME

During the three months ended September 30 of 1999 and 1998, total comprehensive income amounted to $3,923,000 and $3,072,000. During the nine months ended September 30 of 1999 and 1998, total comprehensive income amounted to $10,479,000 and $9,158,000.

                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Third Quarter 1999 vs Third Quarter 1998
----------------------------------------
Net sales were $46,898,000 in 1999 compared to $44,535,000 in 1998, an increase of 5.3%. Most of the increase was due to increased sales at Patterson Pump Company and Gorman-Rupp Industries Division. Patterson Pump Company continues to experience good sales of its product, and Gorman-Rupp Industries Division experienced stronger sales in the OEM market.

Other income was $168,000 in 1999 compared to $177,000 in 1998. This decrease was primarily due to lower interest income.

Cost of products sold in 1999 was $33,829,000 compared to $32,495,000 in 1998. The largest factors in the increase were higher material costs that were incurred to support increased sales. As a percentage of net sales, cost of products sold was 72.1% in 1999 compared to 73.0% in 1998. Some change in product mix resulted in the lower gross margin percentage in 1999.

Selling, general and administrative expenses increased from $6,643,000 in 1998 to $6,647,000 in 1999 with increases in advertising costs being offset by a decrease in bad debt expense.

Income before income taxes was $6,590,000 in 1999 compared to $5,574,000 in 1998, an increase of $1,016,000. Income tax expense increased from $2,190,000 in 1998 to $2,687,000 in 1999, primarily as a result of the increase in profit. The effective tax rate was 40.8% in 1999 compared to 39.3% in 1998.

Net income in 1999 of $3,903,000 increased $519,000 from $3,384,000 in 1998. As a percent of net sales, net income was 8.3% in 1999 and 7.6% in 1998. Net income per share was $.45 in 1999, an increase of $.06 from the $.39 in 1998.

                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Nine Months 1999 vs Nine Months 1998
------------------------------------
Net sales were $135,200,000 in 1999, an increase of $4,427,00 or 3.4% over the $130,773,000 in 1998. Most of the increase was due to increased sales at Patterson Pump Company and Gorman-Rupp Industries Division. Patterson Pump Company has continued to experience good sales of its product, and Gorman-Rupp Industries Division has experienced stronger sales in the OEM market.

Other income was $626,000 in 1999 compared to $656,000 in 1998. This decrease was primarily due to lower interest income.

Cost of products sold in 1999 was $99,334,000 compared to $96,563,000 in 1998. The largest factors in the increase were higher material costs that were incurred to support increased sales. As a percentage of net sales, cost of products sold was 73.5% in 1999 compared to 73.8% in 1998. Some change in product mix resulted in the lower gross margin percentage in 1999.

Selling, general and administrative expenses increased from $19,112,000 in 1998 to $19,747,000 in 1999 with an increase in advertising expense being the largest reason for the increase.

Income before income taxes was $16,745,000 in 1999 compared to $15,754,000 in 1998, an increase of $991,000. Income tax expense increased from $6,092,000 in 1998 to $6,600,000 in 1999, primarily as a result of the increase in profit. The effective income tax rate was 39.4% in 1999 compared to 38.7% in 1998.

Net income of $10,145,000 in 1999 increased $483,000 from $9,662,000 in 1998. As a percent of net sales, net income was 7.5% in 1999 and 7.4% in 1998. Net income per share was $1.18 in 1999, an increase of $.06 from $1.12 in 1998.

FINANCIAL CONDITION
-------------------
The Company continues to finance most of its capital expenditures and working capital requirements through internally generated funds and bank financing. An additional credit facility for $20,000,000 to finance the construction of the first phase of the Company's new manufacturing complex is in place. The ratio of current assents to current liabilities was 4.0 to 1 at September 30, 1999 and
4.5 to 1 at December 31, 1998.

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

Management believes the completion in 1998 of additional hardware and software upgrades to the Company's new management information systems originally installed in 1996 thave enabled manufacturing, financial and distribution systems to become Year 2000 compliant. Ancillary computer systems are being evaluated in accordance with the Company's Year 2000 program to assure their compliance.

Costs of the new systems were capitalized in 1996; certain implementation costs were expensed and related software upgrades were substantially provided through existing acquisition and maintenance agreements. Any other Year 2000 costs have not been and are not expected to be material.

Management continues to assess the extent of necessary modification to its operating activities and supplier and customer readiness. To date, no significant issues have been identified and the Company is not aware of any unresolved Year 2000 issue which would materially impact the Company's operations and financial position.

                           PART II - OTHER INFORMATION
                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits - 27 Financial Data Schedule

         (b) Reports filed on Form 8-K during the Quarter Ended September 30, 1999 - None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        The Gorman-Rupp Company
                                     --------------------------
                                              (Registrant)


Date   October 27, 1999                   Kenneth E. Dudley
     ----------------------


                                     /S/  Kenneth E. Dudley
                                     --------------------------
                                              (Signature)
                                     Treasurer & Principal
                                     Financial Officer