Form 10-K405
period 1999-12-31
GORMAN RUPP CO
filed 2000-03-24
CIK 42682

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the fiscal year ended December 31, 1999    Commission file number 1-6747
                              -----------------                           ------

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                             THE GORMAN-RUPP COMPANY
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Ohio                                           34-0253990
-----------------------------------     ----------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

   305 Bowman St., Mansfield, Ohio                            44903
----------------------------------------          ------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code                (419) 755-1011
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                                                              --

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value is computed by reference to the price at which the stock was sold as of March 17, 2000. $68,193,374
                                                  -----------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of March 17, 2000.

                   Common Shares, without par value--8,592,049
                   -------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1999 Annual Report to Shareholders incorporated by reference into Part II (Items 5-8).

Portions of Notice of 2000 Annual Meeting of Shareholders and related Proxy Statement incorporated by reference into Part III (Items 10-13).

                                 **************

                     The Exhibit Index is located at Page 13

PART I

ITEM 1.  BUSINESS

Registrant ("Gorman-Rupp" or the "Company") designs, manufactures and sells pumps and related equipment (pump and motor controls) for use in water, wastewater, construction, industrial, petroleum, original equipment, agricultural, fire protection, military and other liquid-handling applications.

PRODUCTS

The principal products of the Company are pumps and fluid control products. (The Company operates principally in one business segment, the manufacture and sale of pumps and related fluid control equipment.) The following table sets forth, for the years 1997 through 1999, the total net sales, income before income taxes and identifiable assets ($000 omitted) of the Company.

                                            1999       1998      1997
                                            ----       ----      ----

        Net Sales                        $179,284    $171,245   $164,862
        Income Before Income Taxes         21,541      19,152     16,952
        Identifiable Assets               136,875     127,477    127,865

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

The Company's larger pumps are sold principally for use in the construction, industrial, sewage and waste handling fields; for boosting low residential water pressure; for pumping refined petroleum products, including the ground refueling of aircraft; for agricultural applications; and for fire fighting.

Many of the Company's smallest pumps are sold to customers for incorporation into such products as X-ray processing equipment; gas air conditioning equipment; office copy machines; chemical feeding, instrumentation and ice cube making machinery; photographic processing and soft drink dispensing equipment; laser cooling applications; graphic arts equipment; and floor cleaning equipment.

The Company is scheduled to complete the purchase of selective assets of the Fluid Products Division of Xolox Corporation in February 2000. The pump and flowmeter line to be acquired will complement products manufactured by the Company's Industries Division.

In 1998 the Company launched a line of new pump stations, known as Booster Pumps. These packaged systems consist of pressure booster stations designed for water tower applications and for boosting low residential water pressure in the municipal and commercial fresh water markets. The manufacture of Booster Pumps are a result of the combined effort of the Company's Mansfield Division, historically a leader in the packaged sewage pump market, and Patterson Pump Company (the Company's wholly owned subsidiary), a current leading producer of fire pumps for building and industry.

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

Gorman-Rupp continues to emphasize product development. Several of the Company's existing products, which were designed with added features, have also been expanded to various new applications.

MARKETING

Except for government and export sales, the Company's pumps are marketed in the United States and Canada through a network of about 1,000 distributors, through manufacturers' representatives (for sales to many original equipment manufacturers) and by direct sales. Government sales are handled directly by the Company; and export sales are made through the Company's wholly owned subsidiary, The Gorman-Rupp International Company, as well as through foreign distributors and representatives. During 1999 there were no shipments to any single customer greater than 10% of total net sales.

In recent years, Gorman-Rupp has actively pursued international business opportunities. In 1996 the Company established offices in Thailand and Greece to improve access to Asian Pacific, Mid-East and European markets. In 1998 Patterson Pump Company's majority-owned subsidiary, Patterson Pump Ireland Limited, started assembly of pumps in Ireland to further serve the European market. In 1998 the Company also organized a Foreign Sales Corporation to further enhance its exporting activities. In 1999 the Mansfield Division opened a warehouse in Grindstead, Denmark to further enhance marketing opportunities in Europe and the Middle East. Approximately 17% of all 1999 sales were made to customers outside the United States (as compared to 16% in 1998 and 15% in 1997). The Company continues to penetrate international markets principally by its aggressive response to worldwide pump needs.

COMPETITION

Consolidations of pump companies have occurred within the highly competitive pump business. Two large independent pump manufacturing companies combined with other companies in 1997. Gorman-Rupp estimates that 80 other companies selling pumps and pump units compete in one or more of the industries and applications in which comparable products of the Company are utilized. Many pumps are specifically designed and engineered for a particular customer's application. The Company believes that proper application, product performance and service are the principal methods of competition, and attributes its success to its emphasis in these areas.

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

The Company purchases motors for its polypropylene bellows pumps and its magnetic drive pumps from several alternative vendors and motor components for its large submersible pumps from a limited number of suppliers. Small motor requirements are also currently sourced from alternative suppliers.

The other production operations of the Company consist of the machining of castings, the cutting and shaping of bar stock and structural members, the manufacture of a few minor components, and the assembling, painting and testing of its products. Virtually all of the Company's products are tested prior to shipment.

OTHER ASPECTS

As of December 31, 1999, the Company employed approximately 1,015 persons, of whom approximately 600 were hourly employees. The Company has no collective bargaining agreements, has never experienced a strike and considers its labor relations to be satisfactory.

Although the Company owns a number of patents, and several of them are important to its business, Gorman-Rupp believes that the business of the Company is not materially dependent upon any one or more patents.

As of December 31, 1999, the value of the Company's backlog of unfilled orders was approximately $59,626,000, of which $40,378,000 was for the unfilled orders of Patterson Pump Company. All of the backlog at December 31, 1999 is scheduled to be shipped during 2000. At December 31, 1998, the value of the backlog of unfilled orders was approximately $48,228,000.

ITEM 2.  PROPERTIES

All of the production operations of the Company are conducted at its plants located in Mansfield and Bellville, Ohio; St. Thomas, Ontario; Sand Springs, Oklahoma; Toccoa, Georgia; and County Westmeath, Ireland. All of the foregoing properties, except the leased facility in Ireland, are owned in fee without any material encumbrance. The Company owns in fee an approximately 26,000 square foot facility in Sparks, Nevada comprising a training center and warehouse. In addition, the Company leases an approximately 2,500 square foot facility in Grindstead, Denmark to house pumps and pump parts.

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

In 1997 the Company purchased 90 acres of undeveloped land near the Mansfield Lahm Airport for future expansion and consolidation of facilities for the Mansfield Division and the Corporate Office. In 1998 design work and site preparation began on the new consolidated facilities project. In 1999 construction began on the first phase consisting of a 360,000 square foot manufacturing and warehousing plant. Completion of the first phase is expected in May 2000 at which time the IPT Division and machining, weld and fabrication operations of the Mansfield Division are scheduled to move into the new facility. The Company plans to sell the facilities currently occupied by the machining operations and storage of raw materials. No plans or schedule have been determined for the completion of the multi-phased, approximately one million square foot consolidated facilities project.

The remainder of the Company's Ohio operations is conducted at a plant in Bellville, which comprises approximately 93,200 square feet of floor space situated on an 8.5 acre site. The initial portion of this plant was built in 1953 and has been expanded on several occasions, most recently in

1973-74. In 1999 the Company sold a smaller facility which contained approximately 14,300 square feet of floor space.

The plant in St. Thomas, Ontario has undergone a number of expansions since it was established in 1960. In 1998, a 3,000 square foot expansion of the office and training facilities was completed. This facility contains about 52,600 square feet of floor space and is situated on an 11 acre site.

The Oklahoma facility, located on 4.5 acres of land, was purchased in 1977. Manufacturing and warehousing facilities are located in a 26,700 square foot building, originally built in 1973 and expanded four times between 1978 and 1991. A detached 2,200 square foot building is used for offices. In 1980, a contiguous parcel of two acres of undeveloped land was purchased for future needs.

Patterson Pump Company, in Toccoa, Georgia, includes a 31 acre site with buildings totaling approximately 165,900 square feet, with about 28,000 square feet of office space and 137,900 square feet of manufacturing space. In 1989 Patterson Pump Company completed an addition of 38,500 square feet to the building for manufacturing purposes and razed an approximately 12,700 square foot portion of the manufacturing facility. In 1992 Patterson completed a 64,000 square foot addition to the manufacturing plant, including a modern 400,000 gallon testing facility. A 28,000 square foot office addition was completed in 1993. Upon occupancy of the new building in 1993, the pre-existing office space of 15,200 square feet was razed for additional parking space. In late 1999 construction began on a 5,850 square foot addition to the manufacturing plant. This current expansion is scheduled for completion in the first quarter of 2000.

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

                                                                         Date
                                                                      Elected to
Name                  Age    Office                                    Position
----                  ---    ------                                   ----------
James C. Gorman       75     Chairman                                  1989

Jeffrey S. Gorman     47     President and Chief Executive Officer;
                             General Manager, Mansfield Division       1998/1989

Kenneth E. Dudley     62     Chief Financial Officer and Treasurer     1999/1982

Robert E. Kirkendall  57     Vice President Corporate Development
                             and Corporate Secretary                   1999/1990

William D. Danuloff   52     Vice President Information Services       1991

Except as noted, each of the above-named officers has held his executive position with the Company for the past five years. Mr. J. C. Gorman served as the Company's President from 1964 until 1989, and as Chief Executive Officer from 1964 until 1996. (He has served as a Director of the Company continuously since 1946.) Mr. J. S. Gorman was elected President and Chief Executive Officer effective May 1, 1998, after having served as Senior Vice President since 1996. Mr. J. S. Gorman has held the position of General Manager of the Mansfield Division since 1989. He served as Assistant General Manager from 1986 to 1988; and he held the office of Corporate Secretary from 1982 to 1990. (He has served as a Director of the Company continuously since 1989.) Mr. Dudley has held the position of Treasurer since 1982. Mr. Kirkendall was elected as Corporate Secretary in 1990 and also served as Assistant Treasurer from 1982 to 1999. Mr. Danuloff was elected Vice President Information Services in 1991, after having served as Director of Information Services from 1981 to 1991.

Mr. J. S. Gorman is the son of Mr. J. C. Gorman. Otherwise, there is no family relationship among any of the Executive Officers and Directors of the Company. (However, Mr. Christopher H. Lake, a Director nominee, is the son of Dr. Peter
B. Lake, a Director of the Company.)

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Attention is directed to the section "Ranges of Stock Prices" and the data immediately below pertaining to the shareholder information reported by the Transfer Agent and Registrar on page 34 in the Company's 1999 Annual Report to Shareholders, which are incorporated herein by this reference.

ITEM 6.  SELECTED FINANCIAL DATA

Attention is directed to the section "Ten Year Summary of Selected Financial Data" on pages 30 and 31 in the Company's 1999 Annual Report to Shareholders, which is incorporated herein by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Attention is directed to the section "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 28 and 29, and to page 35, in the Company's 1999 Annual Report to Shareholders, which are incorporated herein by this reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Attention is directed to the section "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 28 and 29, and to page 35, in the Company's 1999 Annual Report to Shareholders, which are incorporated herein by this reference. The Company has no material market risk exposures required to be reported by Item 305 of Regulation S-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Attention is directed to the Company's consolidated financial statements, the notes thereto and the report of independent auditors thereon on pages 22-27, and 31, and to the section "Summary of Quarterly Results of Operations" on page 30, in the Company's 1999 Annual Report to Shareholders, which are incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has not changed its independent public accountants and there have been no reportable disagreements with such accountants regarding accounting principles or practices or financial disclosure matters.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

With respect to Directors, attention is directed to the section "Election of Directors" in the Company's definitive Notice of 2000 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which is incorporated herein by this reference.

With respect to executive officers, attention is directed to Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

Attention is directed to the sections "Board of Directors and Directors' Committees", "Executive Compensation", "Pension and Retirement Benefits", "Salary Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation" in the Company's definitive Notice of 2000 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Attention is directed to the sections "Principal Shareholders", "Election of Directors" and "Shareholdings by Executive Officers" in the Company's definitive Notice of 2000 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as disclosed in footnote 2 in the section "Principal Shareholders" in the Company's definitive Notice of 2000 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which is incorporated herein by this reference, the Company has no relationships or transactions required to be reported by Item 404 of Regulation S-K.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                     FORM 8-K

(a)  The following documents are filed as part of this report:

     1.   FINANCIAL STATEMENTS

          With respect to the consolidated financial statements of the Registrant and its subsidiaries, the following documents have been incorporated by reference into this report:

               (i)  Consolidated balance sheets--December 31, 1999 and 1998
               (ii) Consolidated statements of income--Years ended December 31,
                    1999, 1998 and 1997
               (iii) Consolidated statements of shareholders' equity--Years ended December 31, 1999, 1998 and 1997
               (iv) Consolidated statements of cash flows--Years ended December
                    31, 1999, 1998 and 1997
               (v)  Notes to consolidated financial statements
               (vi) Report of independent auditors

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

THE GORMAN-RUPP COMPANY



*By     ROBERT E. KIRKENDALL
    ------------------------
        Robert E. Kirkendall
        Attorney-In-Fact


Date:  March 24, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

*JEFFREY S. GORMAN                 President, Principal Executive
-----------------------            Officer and Director
 Jeffrey S. Gorman

*KENNETH E. DUDLEY                 Treasurer and Principal Financial
-----------------------            and Accounting Officer
 Kenneth E. Dudley

*JAMES C. GORMAN                   Director
-----------------------
 James C. Gorman

*WILLIAM A. CALHOUN                Director
-----------------------
 William A. Calhoun

*THOMAS E. HOAGLIN                 Director
-----------------------
 Thomas E. Hoaglin

*PETER B. LAKE                     Director
-----------------------
 Peter B. Lake

*W. WAYNE WALSTON                  Director
-----------------------
 W. Wayne Walston

*JOHN A. WALTER                    Director
-----------------------
 John A. Walter

*JAMES R. WATSON                   Director
-----------------------
 James R. Watson


*The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K on behalf of The Gorman-Rupp Company and on behalf of each of the above-named Officers and Directors of The Gorman-Rupp Company pursuant to Powers of Attorney executed by The Gorman-Rupp Company and by each such Officer and Director and filed with the Securities and Exchange Commission.

March 24, 2000

By: /s/ROBERT E. KIRKENDALL
    -----------------------
       Robert E. Kirkendall
       Attorney-In-Fact

ANNUAL REPORT ON FORM 10-K

THE GORMAN-RUPP COMPANY

For the Year Ended December 31, 1999

EXHIBIT INDEX

                  EXHIBIT

(3) (4)        Amended Articles of Incorporation, as amended          *

(3) (4)        Regulations                                            *

(10)           Form of Indemnification Agreement between the
               Company and its Directors and Officers                 **

(13)           Incorporated Portions of 1999 Annual Report
               to Shareholders                                        14

(21)           Subsidiaries of the Company                            26

(23)           Consent of Independent Auditors                        27

(24)           Powers of Attorney                                     28

(27)           Financial Data Schedule                                31


--------------------------------------------------------------------------------

* Incorporated herein by this reference from Exhibits (3) (4) of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

 ** Incorporated herein by this reference from Exhibit (10) of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.