Form 10-Q
period 2000-03-31
GORMAN RUPP CO
filed 2000-04-20
CIK 42682

PART I — FINANCIAL INFORMATION
PART II — OTHER INFORMATION

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2000                                                                    Commission File Number 1-6747

The Gorman-Rupp Company

(Exact name of registrant as specified in its charter)

Ohio	34-0253990

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

305 Bowman Street, P. O. Box 1217, Mansfield, Ohio	44901

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code       (419) 755-1011

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

      Yes [X] No [  ]

Shares outstanding at March 31, 2000 —
common, without par value, 8,592,049

Page 1 of 6 pages

PART I — FINANCIAL INFORMATION

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands of dollars, except per share data)

	Three Months Ended

	March 31
	2000	1999

INCOME

Net sales	$48,289	$43,184

Other income	170	202

TOTAL INCOME	48,459	43,386

DEDUCTIONS FROM INCOME

Cost of products sold	35,606	31,890

Selling, general and administrative expenses	6,149	6,818

TOTAL DEDUCTIONS	41,755	38,708

INCOME BEFORE INCOME TAXES	6,704	4,678

Income taxes	2,604	1,817

NET INCOME	$4,100	$2,861

Basic And Diluted Earnings Per Share	$0.48	$0.33

Dividends Paid Per Share	$0.15	$0.15

Average Shares Outstanding	8,592,049	8,579,830

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands of dollars)

	Three Months Ended

	March 31
	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$4,100	$2,861

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	1,592	1,494

Changes in operating assets and liabilities	3,822	(582)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital additions, net	(4,565)	(1,306)

Change in short-term investments	(3,177)	(441)

Other	38	(177)

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash dividends	(1,289)	(1,288)

Change in treasury shares	0	(148)

(Repayments to) Borrowings from bank	(1,499)	1,237

NET (DECREASE) INCREASE IN CASH	—	—

AND CASH EQUIVALENTS	(978)	1,650

CASH AND CASH EQUIVALENTS:

Beginning of year	4,114	2,359

March 31	$3,136	$4,009

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands of dollars)

	March 31	December 31
	2000	1999
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$3,136	$4,114

Short-term investments	6,403	3,225

Accounts receivable	31,713	27,898

Inventories	35,039	36,189

Other current assets and deferred income taxes	6,040	6,759

TOTAL CURRENT ASSETS	82,331	78,185

OTHER ASSETS	675	715

DEFERRED INCOME TAXES	4,367	4,366

PROPERTY, PLANT AND EQUIPMENT	112,352	107,962

Less allowances for depreciation	55,770	54,353

PROPERTY, PLANT AND EQUIPMENT — NET	56,582	53,609

TOTAL ASSETS	$143,955	$136,875

	LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$7,728	$5,805

Payrolls and related liabilities	3,103	2,943

Accrued expenses	8,781	6,969

Income taxes	2,875	693

TOTAL CURRENT LIABILITIES	22,487	16,410

LONG TERM DEBT	1,607	3,107

POSTRETIREMENT BENEFITS	24,768	25,063

SHAREHOLDERS’ EQUITY

Common shares, without par value at stated capital amount	5,123	5,123

Retained earnings	91,220	88,409

Accumulated other comprehensive income	(1,250)	(1,237)

TOTAL SHAREHOLDERS’ EQUITY	95,093	92,295

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$143,955	$136,875

Common shares — authorized	14,000,000	14,000,000

* Common shares — outstanding	8,592,049	8,592,049

Common shares — treasury	273,127	273,127

* After deducting treasury shares

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2000

NOTE A — BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE B — INVENTORIES

The major components of inventories are as follows:

	March 31	December 31
(Thousands of dollars)	2000	1999

Raw materials and in-process	$23,276	$24,040

Finished parts	8,972	9,266

Finished products	2,791	2,883

	$35,039	$36,189

NOTE C — COMPREHENSIVE INCOME

During the first quarter of 2000 and 1999, total comprehensive income amounted to $4,087,000 and $2,992,000.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

First Quarter 2000 vs First Quarter 1999
Net sales were $48,289,000 in 2000, an increase of $5,105,000 or 11.8% from the $43,184,000 in 1999. Most of the increase was due to increased sales of pumps and fabricated turbine diffusers.

Other income was $170,000 in 2000 compared to $202,000 in 1999. Most of this decrease was a result of decreased interest income.

Cost of products sold in 2000 was $35,606,000 compared to $31,890,000 in 1999. The increase was primarily due to the use of materials to support the increased sales. As a percentage of net sales, cost of products sold in 2000 was 73.7% compared to 73.8% in 1999.

Selling, general and administrative expenses decreased to $6,149,000 in 2000 from $6,818,000 in 1999 principally due to a decrease in advertising expenses associated with trade shows. More shows, including ConExpo, were held in 1999 than 2000. ConExpo is the largest trade show related to the construction industry in the U.S. and is held every three years. Lower expenses for supplies and travel contributed to the decrease.

Income before income taxes was $6,704,000 in 2000 compared to $4,678,000 in 1999, an increase of $2,026,000. Income tax expense increased from $1,817,000 in 1999 to $2,604,000 in 2000, primarily as a result of the increase in profit. The effective income tax rate was 38.8% in 2000 and 1999.

Net income in 2000 of $4,100,000 increased $1,239,000 from $2,861,000 in 1999. As a percent of net sales, net income was 8.5% in 2000 and 6.6% in 1999. Net income per share was $.48 in 2000, an increase of $.15 from $.33 in 1999.

FINANCIAL CONDITION
The Company continues to finance most of its capital expenditures and working capital requirements through internally generated funds and bank financing. The ratio of current assets to current liabilities was 3.7 to 1 at March 31, 2000 and 4.8 to 1 at December 31, 1999.

The Company presently has adequate working capital, adequate borrowing capacity and a healthy liquidity position.

PART II — OTHER INFORMATION

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits — 27 Financial Data Schedule

(b) Reports filed on Form 8-K during the Quarter Ended March 31, 2000 — None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Gorman-Rupp Company

(Registrant)
Date	April 20, 2000

By:/S/Kenneth E. Dudley

Kenneth E. Dudley Treasurer & Principal Financial Officer