Form 10-Q
period 2000-06-30
GORMAN RUPP CO
filed 2000-07-25
CIK 42682

                   SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549




            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 2000      Commission File Number 1-6747
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


Shares outstanding at June 30, 2000
                                    -----
common, without par value, 8,585,505




                                Page 1 of 7 pages

                         PART I - FINANCIAL INFORMATION
                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (in thousands of dollars, except per share data)

                                         Three Months Ended                   Six Months Ended
                                             June 30                               June 30
                                      2000              1999               2000              1999
                                   ----------        ----------        ----------        ----------
INCOME
  Net sales                        $   47,288        $   45,118        $   95,577        $   88,302
  Other income                            229               256               399               458
                                   ----------        ----------        ----------        ----------
    TOTAL INCOME                       47,517            45,374            95,976            88,760

DEDUCTIONS FROM INCOME
  Cost of products sold                35,050            33,615            70,656            65,505
  Selling, general and
    administrative expenses             6,427             6,282            12,576            13,100
                                   ----------        ----------        ----------        ----------
    TOTAL DEDUCTIONS                   41,477            39,897            83,232            78,605
                                   ----------        ----------        ----------        ----------
INCOME BEFORE INCOME TAXES              6,040             5,477            12,744            10,155
  Income taxes                          2,379             2,096             4,983             3,913
                                   ----------        ----------        ----------        ----------
    NET INCOME                     $    3,661        $    3,381        $    7,761        $    6,242
                                   ==========        ==========        ==========        ==========
  Basic And Diluted
  Earnings Per Share               $     0.42        $     0.40        $     0.90        $     0.73
  Dividends Paid Per Share         $     0.15        $     0.15        $     0.30        $     0.30
  Avg. Shares Outstanding           8,591,402         8,579,641         8,591,725         8,579,735


           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (in thousands of dollars)

                                                                             Six Months Ended
                                                                                 June 30
                                                                          2000              1999
                                                                      ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                           $    7,761        $    6,242
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                         3,210             3,279
      Changes in operating assets and liabilities                             380            (3,815)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital additions, net                                                   (7,662)           (4,947)
  Change in short-term investments                                         (2,587)           (1,502)
  Other                                                                        46              (177)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash dividends                                                           (2,578)           (2,575)
  Change in treasury shares                                                  (348)              104
  (Repayments to) Borrowings from bank                                       (232)            2,734
    NET (DECREASE) INCREASE IN CASH                                    ----------        ----------
      AND CASH EQUIVALENTS                                                 (2,010)             (657)
  CASH AND CASH EQUIVALENTS:
    Beginning of year                                                       4,114             2,359
                                                                       ----------        ----------
    June 30                                                            $    2,104        $    1,702
                                                                       ==========        ==========

                THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                       (in thousands of dollars)


                                                                June 30             December 31
                                                                  2000                 1999
                                 ASSETS                       ------------         ------------

CURRENT ASSETS
  Cash and cash equivalents                                   $      2,104         $      4,114
  Short-term investments                                             5,812                3,225
  Accounts receivable                                               33,046               27,898
  Inventories                                                       35,283               36,189
  Other current assets and deferred income taxes                     6,643                6,759
                                                              ------------         ------------
      TOTAL CURRENT ASSETS                                          82,888               78,185

OTHER ASSETS                                                           663                  715
DEFERRED INCOME TAXES                                                4,373                4,366

PROPERTY, PLANT AND EQUIPMENT                                      115,295              107,962
  Less allowances for depreciation                                  57,235               54,353
                                                              ------------         ------------
    PROPERTY, PLANT AND EQUIPMENT - NET                             58,060               53,609
                                                              ------------         ------------
      TOTAL ASSETS                                            $    145,984         $    136,875
                                                              ============         ============

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                            $      7,801         $      5,805
  Payrolls and related liabilities                                   3,218                2,943
  Accrued expenses                                                   9,050                6,969
  Income taxes                                                       1,592                  693
                                                              ------------         ------------
    TOTAL CURRENT LIABILITIES                                       21,661               16,410

LONG TERM DEBT                                                       2,875                3,107
POSTRETIREMENT BENEFITS                                             24,272               25,063

SHAREHOLDERS' EQUITY
  Common shares, without par value
    at stated capital amount                                         5,119                5,123
  Retained earnings                                                 93,248               88,409
  Accumulated other comprehensive income                            (1,191)              (1,237)
                                                              ------------         ------------
    TOTAL SHAREHOLDERS' EQUITY                                      97,176               92,295
                                                              ------------         ------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $    145,984         $    136,875
                                                              ============         ============

  Common shares - authorized                                    14,000,000           14,000,000
* Common shares - outstanding                                    8,585,505            8,592,049
  Common shares - treasury                                         279,671              273,127
* After deducting treasury shares

                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 30, 2000

NOTE A - BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10K for the year ended December 31, 1999.

NOTE B - INVENTORIES

The major components of inventories are as follows:

                                            June 30             December 31
(Thousands of dollars)                        2000                  1999
                                           ----------            ----------
Raw materials and in-process                $23,438               $24,040
Finished parts                                9,034                 9,266
Finished products                             2,811                 2,883
                                           ----------            ----------
                                            $35,283               $36,189
                                           ==========            ==========


NOTE C - COMPREHENSIVE INCOME

During the three month periods ended June 30, 2000 and 1999, total comprehensive income was $3,720,000 and $3,564,000, respectively. During the six month periods ended June 30, 2000 and 1999, total comprehensive income was $7,807,000 and $6,556,000, respectively.

                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Second Quarter 2000 vs Second Quarter 1999
------------------------------------------
Net sales were $47,288,000 in 2000 compared to $45,118,000 in 1999, an in-
crease of 4.8%. A significant amount of the increase was due to increased sales to the equipment rental market.

Other income was $229,000 in 2000 compared to $256,000 in 1999. The decrease was due primarily to gains on disposals of property, plant and equipment in 1999 that were not repeated in 2000.

Cost of products sold in 2000 was $35,050,000 compared to $33,615,000 in 1999. The largest factors in the increase were material needed to support the increased sales and increased payroll related expenses. As a percentage of net sales, cost of products sold was 74.1% in 2000 compared to 74.5% in 1999. A change in product mix lowered the percentage in 2000.

Selling, general and administrative expenses increased from $6,282,000 in 1999 to $6,427,000 in 2000 primarily as a result of an increase in payroll related expenses.

Income before income taxes was $6,040,000 in 2000 compared to $5,477,000 in 1999, an increase of $563,000. Income tax expense increased from $2,096,000 in 1999 to $2,379,000 in 2000, primarily as a result of the increase in profit. The effective tax rate was 39.4% in 2000 compared to 38.3% in 1999.

Net income in 2000 was $3,661,000 which resulted in an increase of $280,000 from $3,381,000 in 1999, an increase of 8.3%. As a percent of net sales, net income was 7.7% in 2000 and 7.5% in 1999. Net income per share was $.42 in 2000, an increase of $.02 from the $.40 in 1999.

                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Six Months 2000 vs Six Months 1999
------------------------------------------
Net sales were $95,577,000 in 2000, an increase of $7,275,000 or 8.2% over the $88,302,000 in 1999. A majority of the increase is related to increased sales of fabricated turbine diffusers.

Other income was $399,000 in 2000 compared to $458,000 in 1999. The decrease was primarily due to a decrease in gains on disposals of property, plant and equipment in 1999 that were not repeated in 2000.

Cost of products sold in 2000 was $70,656,000 compared to $65,505,000 in 1999. The largest factor in the increase was material needed to support the increased sales. An increase in payroll related expenses also contributed to the increase. As a percentage of net sales, cost of products sold was 73.9% in 2000 compared to 74.2% in 1999. Changes in product mix are responsible for the lower percentage in 2000.

Selling, general and administrative expenses decreased from $13,100,000 in 1999 to $12,576,000 in 2000 principally due to a decrease in advertising expenses associated with some non-recurring trade shows. More shows, including ConExpo, were held in 1999 than 2000. ConExpo is the largest trade show related to the construction industry in the U.S. and is held every three years.

Income before income taxes was $12,744,000 in 2000, compared to $10,155,000 in 1999, an increase of $2,589,000. Income tax expense increase from $3,913,000 in 1999 to $4,983,000 in 2000. The effective income tax rate was 39.1% in 2000 compared to 38.5% in 1999.

Net income of $7,761,000 in 2000 increased $1,519,000 from $6,242,000 in 1999, an increase of 24.3%. As a percent of net sales, net income was 8.1% in 2000 and 7.1% in 1999. Net income per share was $.90 in 2000, an increase from the $.73 in 1999.

FINANCIAL CONDITION
-------------------
The Company continues to finance most of its capital expenditures and working capital requirements through internally generated funds and bank financing. The ratio of current assets to current liabilities was 3.8 to 1 at June 30, 2000 and
4.8 to 1 at December 31, 1999.

The Company presently has adequate working capital, adequate borrowing capacity and a healthy liquidity position.

                           PART II - OTHER INFORMATION
                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits - 27 Financial Data Schedule

         (b)  Reports filed on Form 8-K during the Quarter Ended
              June 30, 2000 - None



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


Date   July 25, 2000
     ----------------------


                                       By:/S/Kenneth E. Dudley
                                          ------------------------------
                                           Kenneth E. Dudley
                                           Treasurer & Principal
                                           Financial Officer