Form 10-Q
period 2000-09-30
GORMAN RUPP CO
filed 2000-11-02
CIK 42682

                   SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549




            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 2000  Commission File Number 1-6747
                      ------------------                         ------



                             The Gorman-Rupp Company
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                Ohio                             34-0253990
-------------------------------------------------------------------------------
  (State or other jurisdiction of             (I.R.S. Employer
  incorporation or organization)              Identification No.)



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


Shares outstanding at September 30, 2000 ----- common, without par value, 8,565,553




                                Page 1 of 7 pages

                     PART I - FINANCIAL INFORMATION
                THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
            (in thousands of dollars, except per share data)

                                                                 Three Months Ended                         Nine Months Ended
                                                                   September 30                                September 30
                                                               2000              1999                   2000                 1999
INCOME                                                     ----------           ----------           ----------           ----------
  Net sales                                                $   46,904           $   46,898           $  142,481           $  135,200
  Other income                                                    207                  168                  606                  626
                                                           ----------           ----------           ----------           ----------
    TOTAL INCOME                                               47,111               47,066              143,087              135,826

DEDUCTIONS FROM INCOME
  Cost of products sold                                        34,460               33,829              105,116               99,334
  Selling, general and
    administrative expenses                                     6,485                6,647               19,061               19,747
  Non-recurring expense/
    plant relocation                                            1,051                    0                1,051                    0
                                                           ----------           ----------           ----------           ----------
    TOTAL DEDUCTIONS                                           41,996               40,476              125,228              119,081
                                                           ----------           ----------           ----------           ----------
INCOME BEFORE INCOME TAXES                                      5,115                6,590               17,859               16,745
  Income taxes                                                  1,987                2,687                6,970                6,600
                                                           ----------           ----------           ----------           ----------
    NET INCOME                                             $    3,128           $    3,903           $   10,889           $   10,145
                                                           ==========           ==========           ==========           ==========
  Basic And Diluted
  Earnings Per Share                                       $     0.37           $     0.45           $     1.27           $     1.18
  Dividends Paid Per Share                                 $     0.16           $     0.15           $     0.46           $     0.45
  Avg. Shares Outstanding                                   8,583,914            8,591,790            8,589,103            8,583,797

                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                      (in thousands of dollars)
                                                                                                         Nine Months Ended
                                                                                                             September 30
                                                                                                       2000                  1999
CASH FLOWS FROM OPERATING ACTIVITIES:                                                               ----------            ----------
  Net income                                                                                         $ 10,889             $ 10,145
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                                                     4,985                5,086
      Changes in operating assets and liabilities                                                         511               (1,638)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital additions, net                                                                               (9,472)              (9,172)
  Change in short-term investments                                                                       (571)                (845)
  Other                                                                                                    (5)                (173)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash dividends                                                                                       (3,952)              (3,864)
  Change in treasury shares                                                                              (723)                 124
  (Repayments to) Borrowings from bank                                                                    496                1,197
                                                                                                     --------             --------
    NET (DECREASE) INCREASE IN CASH
      AND CASH EQUIVALENTS                                                                              2,158                  860
  CASH AND CASH EQUIVALENTS:
    Beginning of year                                                                                   4,114                2,359
                                                                                                     --------             --------
    September 30                                                                                     $  6,272             $  3,219
                                                                                                     ========             ========



                                              THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                                      (in thousands of dollars)

                                                                   Sept 30                   Dec 31
                                                                     2000                     1999
                                 ASSETS                          ------------             ------------


CURRENT ASSETS
  Cash and cash equivalents                                      $      6,272             $      4,114
  Short-term investments                                                3,797                    3,225
  Accounts receivable                                                  31,027                   27,898
  Inventories                                                          37,288                   36,189
  Other current assets and deferred income taxes                        6,395                    6,759
                                                                 ------------             ------------
      TOTAL CURRENT ASSETS                                             84,779                   78,185

OTHER ASSETS                                                              719                      715
DEFERRED INCOME TAXES                                                   4,376                    4,366

PROPERTY, PLANT AND EQUIPMENT                                         116,407                  107,962
  Less allowances for depreciation                                     58,311                   54,353
                                                                 ------------             ------------
    PROPERTY, PLANT AND EQUIPMENT - NET                                58,096                   53,609
                                                                 ------------             ------------
      TOTAL ASSETS                                               $    147,970             $    136,875
                                                                 ============             ============

                                                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                               $      7,099             $      5,805
  Payrolls and related liabilities                                      3,409                    2,943
  Accrued expenses                                                     10,289                    6,969
  Income taxes                                                          1,125                      693
                                                                 ------------             ------------
    TOTAL CURRENT LIABILITIES                                          21,922                   16,410

LONG TERM DEBT                                                          3,603                    3,107
POSTRETIREMENT BENEFITS                                                23,970                   25,063

SHAREHOLDERS' EQUITY
  Common shares, without par value
    at stated capital amount                                            5,106                    5,123
  Retained earnings                                                    94,640                   88,409
  Accumulated other comprehensive income                               (1,271)                  (1,237)
                                                                 ------------             ------------
    TOTAL SHAREHOLDERS' EQUITY                                         98,475                   92,295
                                                                 ------------             ------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $    147,970             $    136,875
                                                                 ============             ============

  Common shares - authorized                                       14,000,000               14,000,000
* Common shares - outstanding                                       8,565,553                8,592,049
  Common shares - treasury                                            299,623                  273,127
* After deducting treasury shares

                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 2000

NOTE A - BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10K for the year ended December 31, 1999.

NOTE B - INVENTORIES

The major components of inventories are as follows:

                                               Sept 30          Dec 31
(Thousands of dollars)                           2000            1999
                                               -------         -------
Raw materials and in-process                   $24,770         $24,040
Finished parts                                   9,547           9,266
Finished products                                2,971           2,883
                                               -------         -------
                                               $37,288         $36,189
                                               =======         =======


NOTE C - COMPREHENSIVE INCOME

During the three month periods ended September 30, 2000 and 1999, total comprehensive income was $3,048,000 and $3,923,000, respectively. During the nine month periods ended September 30, 2000 and 1999, total comprehensive income was $10,855,000 and $10,479,000, respectively.

                THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

Third Quarter 2000 vs Third Quarter 1999
------------------------------------------
Net sales were $46,904,000 in 2000 compared to $46,898,000 in 1999, an increase of $6,000, and is virtually the same for both years.

Other income was $207,000 in 2000 compared to $168,000 in 1999. The increase was due primarily to increased interest expense.

Cost of products sold in 2000 was $34,460,000 compared to $33,829,000 in 1999. The largest factors contributing to the increase were depreciation and professional expenses. As a percentage of net sales, cost of products sold was 73.5% in 2000 compared to 72.1% in 1999. A change in product mix increased the percentage in 2000.

Selling, general and administrative expenses decreased from $6,647,000 in 1999 to $6,485,000 in 2000 primarily as a result of decreases in bad debts and depreciation.

A non-recurring expense of $1,051,000 was recorded at the Mansfield Division and was associated with the moving of machines and materials into the newly completed manufacturing facility.

Income before income taxes was $5,115,000 in 2000 compared to $6,590,000 in 1999, a decrease of $1,475,000. Income tax expense decreased from $2,687,000 in 1999 to $1,987,000 in 2000, primarily as a result of the decrease in profit. The effective tax rate was 38.8% in 2000 compared to 40.8% in 1999.

Net income in 2000 was $3,128,000 which resulted in a decrease of $775,000 from $3,903,000 in 1999, a decrease of 19.9%. As a percent of net sales, net income was 6.7% in 2000 and 8.3% in 1999. Net income per share was $.37 in 2000, a decrease of $.08 from the $.45 in 1999.

                THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

Nine Months 2000 vs Nine Months 1999
------------------------------------------
Net sales were $142,481,000 in 2000, an increase of $7,281,000 or 5.4% over the $135,200,000 in 1999. A majority of the increase is related to increased sales of fabricated turbine diffusers.

Other income was $606,000 in 2000 compared to $626,000 in 1999. The decrease was primarily due to a decrease in gains on disposals of property, plant and equipment in 1999 that were not repeated in 2000.

Cost of products sold in 2000 was $105,116,000 compared to $99,334,000 in 1999. The largest factor in the increase was material needed to support the increased sales. An increase in payroll related expenses also contributed to the increase. As a percentage of net sales, cost of products sold was 73.8% in 2000 compared to 73.5% in 1999. Changes in product mix are responsible for the higher percentage in 2000.

Selling, general and administrative expenses decreased from $19,747,000 in 1999 to $19,061,000 in 2000 primarily as a result in decreases in retirement, advertising, personal property taxes and depreciation expenses.

A non-recurring expense of $1,051,000 was recorded at the Mansfield Division and was associated with the moving of machines and materials into the newly completed manufacturing facility.

Income before income taxes was $17,859,000 in 2000, compared to $16,745,000 in 1999, an increase of $1,114,000. Income tax expense increase from $6,600,000 in 1999 to $6,970,000 in 2000. The effective income tax rate was 39.0% in 2000 compared to 39.4% in 1999.

Net income of $10,889,000 in 2000 increased $744,000 from $10,145,000 in 1999, an increase of 7.3%. As a percent of net sales, net income was 7.6% in 2000 and 7.5% in 1999. Net income per share was $1.27 in 2000, an increase from the $1.18 in 1999.

FINANCIAL CONDITION
-------------------
The Company continues to finance most of its capital expenditures and working capital requirements through internally generated funds and bank financing. The ratio of current assets to current liabilities was 3.9 to 1 at September 30, 2000 and 4.8 to 1 at December 31, 1999.

The Company presently has adequate working capital, adequate borrowing capacity and a healthy liquidity position.

                      PART II - OTHER INFORMATION
                THE GORMAN-RUPP COMPANY AND SUBSIDIARIES


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits - 27 Financial Data Schedule

         (b)  Reports filed on Form 8-K during the Quarter Ended
              September 30, 2000 - None



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


Date   November 2, 2000
     ----------------------


                                       By:/S/Kenneth E. Dudley
                                          ------------------------------
                                           Kenneth E. Dudley
                                           Treasurer & Principal
                                           Financial Officer