Form 10-K405
period 2000-12-31
GORMAN RUPP CO
filed 2001-03-26
CIK 42682

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the fiscal year ended December 31, 2000	Commission file number	1-6747

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

THE GORMAN-RUPP COMPANY

(Exact name of Registrant as specified in its charter)

Ohio	34-0253990

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

305 Bowman St., Mansfield, Ohio	44903

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code             (419) 755-1011

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered

Common Shares, without par value	American Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value is computed by reference to the price at which the stock was sold as of March 23, 2001. $78,405,052

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of March 23, 2001.

Common Shares, without par value—8,565,553

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2000 Annual Report to Shareholders incorporated by reference into Part II (Items 5-8).

Portions of Notice of 2001 Annual Meeting of Shareholders and related Proxy Statement incorporated by reference into Part III (Items 10-13).

**************
The Exhibit Index is located at Page 13

PART I

ITEM 1. BUSINESS

Registrant (“Gorman-Rupp” or the “Company”) designs, manufactures and sells pumps and related equipment (pump and motor controls) for use in water, wastewater, construction, industrial, petroleum, original equipment, agricultural, fire protection, military and other liquid-handling applications.

PRODUCTS

The principal products of the Company are pumps and fluid control products. (The Company operates principally in one business segment, the manufacture and sale of pumps and related fluid control equipment.) The following table sets forth, for the years 1998 through 2000, the total net sales, income before income taxes and identifiable assets ($000 omitted) of the Company.

	2000	1999	1998

Net Sales(1)	$190,144	$181,945	$173,864

Income Before Income Taxes	22,196	21,541	19,152

Identifiable Assets	145,881	136,875	127,477

(1)	Prior periods reclassified to conform to the 2000 presentation of freight costs.

The Company’s product line is composed of pump models ranging in size from 1/4” to 84” and ranging in rated capacity from less than one gallon per minute up to 500,000 gallons per minute. The types of pumps which the Company produces include self priming centrifugal, standard centrifugal, magnetic drive centrifugal, axial and mixed flow, rotary gear, diaphragm, bellows and oscillating.

The pumps have drives that range from 1/35 horsepower electric motors up to much larger electric motors or internal combustion engines. Many of the larger units comprise encased, fully integrated sewage pumping stations. In certain cases, units are designed for the inclusion of customer-supplied drives.

The Company’s larger pumps are sold principally for use in the construction, industrial, sewage and waste handling fields; for boosting low residential water pressure; for pumping refined petroleum products, including the ground refueling of aircraft; for agricultural applications; and for fire fighting.

Many of the Company’s smallest pumps are sold to customers for incorporation into such products as X-ray processing equipment; gas air conditioning equipment; office copy machines; chemical feeding, instrumentation and ice cube making machinery; photographic processing and soft drink dispensing equipment; laser cooling applications; graphic arts equipment; and floor cleaning equipment.

In 2000 the Company completed the purchase of selective assets of the Fluid Products Division of Xolox Corporation. The acquired pump and flowmeter line complements products manufactured by the Company’s Industries Division.

PART I—CONTINUED

ITEM 1. BUSINESS—Continued

In 1998 the Company launched a line of new pump stations, known as Booster Pumps. These packaged systems consist of pressure booster stations designed for water tower applications and for boosting low residential water pressure in the municipal and commercial fresh water markets. The manufacture of Booster Pumps are a result of the combined effort of the Company’s Mansfield Division, historically a leader in the packaged sewage pump market, and Patterson Pump Company (the Company’s wholly owned subsidiary), a current leading producer of fire pumps for building and industry.

Gorman-Rupp continues to emphasize product development. Several of the Company’s existing products, which were designed with added features, have also been expanded to various new applications.

MARKETING

Except for government and export sales, the Company’s pumps are marketed in the United States and Canada through a network of about 1,000 distributors, through manufacturers’ representatives (for sales to many original equipment manufacturers) and by direct sales. Government sales are handled directly by the Company; and export sales are made through the Company’s wholly owned subsidiary, The Gorman-Rupp International Company, as well as through foreign distributors and representatives. During 2000 there were no shipments to any single customer greater than 10% of total net sales.

In recent years, Gorman-Rupp has actively pursued international business opportunities. In 1996 the Company established offices in Thailand and Greece to improve access to Asian Pacific, Middle East and European markets. In 1998 Patterson Pump Company’s majority-owned subsidiary, Patterson Pump Ireland Limited, started the assembly of pumps in Ireland to further serve the European market. In 1998 the Company also organized a Foreign Sales Corporation to further enhance its exporting activities. In 1999 the Mansfield Division opened a warehouse in Grindstead, Denmark to further enhance marketing opportunities in Europe and the Middle East. Approximately 19% of all 2000 sales were made to customers outside the United States (as compared to 17% in 1999 and 16% in 1998). The Company continues to penetrate international markets principally by its aggressive response to worldwide pump needs.

COMPETITION

Consolidations of pump companies have occurred within the highly competitive pump business. Two large independent pump manufacturing companies combined with other companies in 1997. Gorman-Rupp estimates that 80 other companies selling pumps and pump units compete in one or more of the industries and applications in which comparable products of the Company are utilized. Many pumps are specifically designed and engineered for a particular customer’s application. The Company believes that proper application, product performance and service are the principal methods of competition, and attributes its success to its emphasis in these areas.

PART I—Continued

ITEM 1. BUSINESS—Continued

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

The other production operations of the Company consist of the machining of castings, the cutting and shaping of bar stock and structural members, the manufacture of a few minor components, and the assembling, painting and testing of its products. Virtually all of the Company’s products are tested prior to shipment.

OTHER ASPECTS

As of December 31, 2000, the Company employed approximately 1,012 persons, of whom approximately 600 were hourly employees. The Company has no collective bargaining agreements, has never experienced a strike and considers its labor relations to be satisfactory.

Although the Company owns a number of patents, and several of them are important to its business, Gorman-Rupp believes that the business of the Company is not materially dependent upon any one or more patents.

As of December 31, 2000, the value of the Company’s backlog of unfilled orders was approximately $74,080,000, of which $50,402,000 was for the unfilled orders of Patterson Pump Company. All of the backlog at December 31, 2000 is scheduled to be shipped during 2001. At December 31, 1999, the value of the backlog of unfilled orders was approximately $59,626,000.

PART I—Continued

ITEM 2. PROPERTIES

All of the production operations of the Company are conducted at its plants located in Mansfield and Bellville, Ohio; Sand Springs, Oklahoma; Toccoa, Georgia; St. Thomas, Ontario; and County Westmeath, Ireland. The Company owns an approximately 26,000 square foot facility in Sparks, Nevada comprising a training center and warehouse. In addition, the Company leases an approximately 2,500 square foot facility in Grindstead, Denmark to house pumps and pump parts. All of the Company’s properties, except the leased facilities in Ireland and Denmark, are owned in fee without any material encumbrance. The Company’s six production facilities are described below in more detail:

	Square	Operation
Location	Footage	Start Date	Description of Production Activity

Mansfield, Ohio	238,000	1947	Assembly, Warehousing and Office (1)

	134,200	1968	Assembly, Warehousing and Office (2)

	173,775	1975	Machining Operations (3)

	11,500	1979	Training, Personnel and Advertising

	83,500	1983	Warehousing (4)

	360,000	2000	Machining, Assembly and Warehousing (5)

Bellville, Ohio	93,200	1953	Assembly, Warehousing and Office (6)

Sand Springs, Oklahoma	28,200	1977	Manufacturing, Warehousing and Office (7)

Toccoa, Georgia	171,750	1988	Manufacturing, Warehousing and Office (8)

St. Thomas, Ontario, Canada	52,600	1960	Manufacturing, Warehousing and Office (9)

County Westmeath, Ireland	4,500	1998	Manufacturing (10)

(1)	The original production plant, located on a 26 acre site, was built in 1917 and has been expanded on several occasions, the latest in 1973.

(2)	This facility, also situated on the 26 acre site, has been frequently expanded, most recently in 1994 and includes a modern testing facility.

(3)	A third plant, located on a 5-1/2 acre site and purchased in 1975, has been used mainly for machining operations and storage of raw materials. The latest addition was made in 1978. This facility is currently on the market for sale.

(4)	This facility was built in 1920 and is located on 3.4 acres adjacent to the Company’s 26 acre site. This facility was renovated in 1983.

(5)	In 1997 the Company purchased 90 acres of undeveloped land near the Mansfield Lahm Airport for future expansion and consolidation of facilities for the Mansfield Division and the Corporate Office. In 1998 design work and site preparation began on the new consolidated facilities project. In 2000 the first phase of the manufacturing and warehousing facility was completed, and the IPT Division and machining, weld and fabrication operations of the Mansfield Division were relocated to this new facility.

PART I—Continued

ITEM 2. PROPERTIES—Continued

(6)	This facility is situated on an 8.5 acre site. The initial portion of this plant was built in 1953 and has been expanded on several occasions, most recently in 1973-74.

(7)	The Oklahoma facility is located on 4.5 acres of land. Originally built in 1973, the facility was expanded four times between 1978 and 1991. In 1980, a contiguous parcel of two acres of undeveloped land was purchased for future needs.

(8)	This facility, which supports Patterson Pump Company, is situated on a 31 acre site. Between 1989 and 2000, the facility has been expanded on several occasions, including the addition of a modern 400,000 gallon testing facility and office.

(9)	The plant in St. Thomas, Ontario is operated by Gorman-Rupp of Canada, Ltd. It is situated on an 11 acre site and has undergone a number of expansions since it was established in 1960, the latest being completed in 1998.

(10)	The manufacturing facilities occupied by Patterson Pump Ireland Limited in County Westmeath, Ireland consist of 4,500 square feet of leased manufacturing space. Office space is shared with another occupant in the building.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this Form 10-K, no matter was submitted to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

********************

PART I —Continued

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3), the information regarding executive officers called for by Item 401 of Regulation S-K and by Item 10 of this Form 10-K is set forth below.

			Date
			Elected to
Name	Age	Office	Position

James C. Gorman	76	Chairman	1989

Jeffrey S. Gorman	48	President and Chief Executive Officer;

		General Manager, Mansfield Division	1998/1989

Kenneth E. Dudley	63	Chief Financial Officer and Treasurer	1999/1982

Robert E. Kirkendall	58	Vice President Corporate Development

		and Corporate Secretary	1999/1990

William D. Danuloff	53	Vice President Information Services	1991

Except as noted, each of the above-named officers has held his executive position with the Company for the past five years. Mr. J. C. Gorman served as the Company’s President from 1964 until 1989, and as Chief Executive Officer from 1964 until 1996. (He has served as a Director of the Company continuously since 1946.) Mr. J. S. Gorman was elected President and Chief Executive Officer effective May 1, 1998, after having served as Senior Vice President since 1996. Mr. J. S. Gorman has held the position of General Manager of the Mansfield Division since 1989. He served as Assistant General Manager from 1986 to 1988; and he held the office of Corporate Secretary from 1982 to 1990. (He has served as a Director of the Company continuously since 1989.) Mr. Dudley has held the position of Treasurer since 1982. Mr. Kirkendall was elected as Corporate Secretary in 1990 and also served as Assistant Treasurer from 1982 to 1999. Mr. Danuloff was elected Vice President Information Services in 1991, after having served as Director of Information Services from 1981 to 1991.

Mr. J. S. Gorman is the son of Mr. J. C. Gorman. Mr. Christopher H. Lake, a Director of the Company, is the son of Dr. Peter B. Lake, also a Director. Otherwise, there is no family relationship among any of the Executive Officers and Directors of the Company.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Attention is directed to the section “Ranges of Stock Prices” and the data immediately below pertaining to the shareholder information reported by the Transfer Agent and Registrar on page 22 in the Company’s 2000 Annual Report to Shareholders, which are incorporated herein by this reference.

ITEM 6. SELECTED FINANCIAL DATA

Attention is directed to the section “Ten Year Summary of Selected Financial Data” on pages 18 and 19 in the Company’s 2000 Annual Report to Shareholders, which is incorporated herein by this reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Attention is directed to the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 16 and 17, and to page 23, in the Company’s 2000 Annual Report to Shareholders, which are incorporated herein by this reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Attention is directed to the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 16 and 17, and to page 23, in the Company’s 2000 Annual Report to Shareholders, which are incorporated herein by this reference. The Company has no material market risk exposures required to be reported by Item 305 of Regulation S-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Attention is directed to the Company’s consolidated financial statements, the notes thereto and the report of independent auditors thereon on pages 10-15, and 19, and to the section “Summary of Quarterly Results of Operations” on page 18, in the Company’s 2000 Annual Report to Shareholders, which are incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has not changed its independent public accountants and there have been no reportable disagreements with such accountants regarding accounting principles or practices or financial disclosure matters.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

With respect to Directors, attention is directed to the section “Election of Directors” in the Company’s definitive Notice of 2001 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which is incorporated herein by this reference.

With respect to executive officers, attention is directed to Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Attention is directed to the sections “Board of Directors and Directors’ Committees”, “Executive Compensation”, “Pension and Retirement Benefits”, “Salary Committee Report on Executive Compensation” and “Shareholder Return Performance Presentation” in the Company’s definitive Notice of 2001 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Attention is directed to the sections “Principal Shareholders”, “Election of Directors” and “Shareholdings by Executive Officers” in the Company’s definitive Notice of 2001 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as disclosed in footnote 2 in the section “Principal Shareholders” in the Company’s definitive Notice of 2001 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which is incorporated herein by this reference, the Company has no relationships or transactions required to be reported by Item 404 of Regulation S-K.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

      1. Financial Statements

With respect to the consolidated financial statements of the Registrant and its subsidiaries, the following documents have been incorporated by reference into this report:

(i) Consolidated balance sheets—December 31, 2000 and 1999

(ii) Consolidated statements of income—Years ended December 31, 2000, 1999 and 1998

(iii) Consolidated statements of shareholders’ equity—Years ended December 31, 2000, 1999 and 1998

(iv) Consolidated statements of cash flows—Years ended December 31, 2000, 1999 and 1998

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

(4) Instruments defining the rights of security holders,including indentures

(10) Material contracts

(13) Annual report to security holders

(21) Subsidiaries of the registrant

(23) Consent of independent auditors

(24) Power of attorney

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GORMAN-RUPP COMPANY

*By: ROBERT E. KIRKENDALL ________________________ Robert E. Kirkendall Attorney-In-Fact

Date: March 26, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

*JEFFREY S. GORMAN Jeffrey S. Gorman	President, Principal Executive Officer and Director

*KENNETH E. DUDLEY Kenneth E. Dudley	Treasurer and Principal Financial and Accounting Officer

*JAMES C. GORMAN James C. Gorman	Director

*WILLIAM A. CALHOUN William A. Calhoun	Director

*THOMAS E. HOAGLIN Thomas E. Hoaglin	Director

*CHRISTOPHER H. LAKE Christopher H. Lake	Director

*PETER B. LAKE Peter B. Lake	Director

*W. WAYNE WALSTON W. Wayne Walston	Director

*JOHN A. WALTER John A. Walter	Director

*The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K on behalf of The Gorman-Rupp Company and on behalf of each of the above-named Officers and Directors of The Gorman-Rupp Company pursuant to Powers of Attorney executed by The Gorman-Rupp Company and by each such Officer and Director and filed with the Securities and Exchange Commission.

March 26, 2001

By: /s/ROBERT E. KIRKENDALL ________________________ Robert E. Kirkendall Attorney-In-Fact

ANNUAL REPORT ON FORM 10-K

THE GORMAN-RUPP COMPANY

For the Year Ended December 31, 2000

EXHIBIT INDEX

	EXHIBIT

(3) (4)	Amended Articles of Incorporation, as amended	14

(3) (4)	Regulations	16

(10)	Form of Indemnification Agreement between the

	Company and its Directors and Officers	23

(13)	Incorporated Portions of 2000 Annual Report

	to Shareholders	31

(21)	Subsidiaries of the Company	43

(23)	Consent of Independent Auditors	44

(24)	Powers of Attorney	45