Form 10-Q
period 2001-03-31
GORMAN RUPP CO
filed 2001-04-25
CIK 42682

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended     March 31, 2001                                                     Commission File Number   1-6747

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

Shares outstanding at March 31, 2001 —
common, without par value, 8,565,553

Page 1 of 7 pages

PART I — FINANCIAL INFORMATION
THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands of dollars, except per share data)

	Three Months Ended
	March 31

	2001	2000

INCOME

Net sales	$49,671	$49,024

Other income	262	170

TOTAL INCOME	49,933	49,194

DEDUCTIONS FROM INCOME

Cost of products sold	37,325	36,341

Selling, general and administrative expenses	6,744	6,149

TOTAL DEDUCTIONS	44,069	42,490

INCOME BEFORE INCOME TAXES	5,864	6,704

Income taxes	2,260	2,604

NET INCOME	$3,604	$4,100

Basic And Diluted

Earnings Per Share	$0.42	$0.48

Dividends Paid Per Share	$0.16	$0.15

Average Shares Outstanding	8,565,553	8,592,049

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands of dollars)

	Three Months Ended
	March 31

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$3,604	$4,100

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	1,813	1,592

Changes in operating assets and liabilities	588	3,822

NET CASH PROVIDED BY OPERATING ACTIVITIES	6,005	9,514

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital additions, net	(1,191)	(4,565)

Change in short-term investments	0	(3,177)

Other	0	38

NET CASH USED FOR INVESTING ACTIVITIES	(1,191)	(7,704)

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash dividends	(1,370)	(1,289)

Repayments to bank	(6)	(1,499)

NET CASH USED FOR FINANCING ACTIVITIES	(1,376)	(2,788)

NET INCREASE (DECREASE) IN CASH	—	—

AND CASH EQUIVALENTS	3,438	(978)

CASH AND CASH EQUIVALENTS:

Beginning of year	7,630	4,114

March 31	$11,068	$3,136

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands of dollars)

	March 31	December 31
	2001	2000

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$11,068	$7,630

Accounts receivable	32,113	28,851

Inventories	40,325	39,760

Other current assets and deferred income taxes	5,361	6,048

TOTAL CURRENT ASSETS	88,867	82,289

OTHER ASSETS	2,075	1,593

DEFERRED INCOME TAXES	4,120	4,114

PROPERTY, PLANT AND EQUIPMENT	117,071	117,322

Less allowances for depreciation	59,808	59,437

PROPERTY, PLANT AND EQUIPMENT — NET	57,263	57,885

TOTAL ASSETS	$152,325	$145,881

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$8,080	$7,391

Payrolls and related liabilities	3,471	3,331

Accrued expenses	10,878	8,357

Income taxes	1,485	0

TOTAL CURRENT LIABILITIES	23,914	19,079

LONG TERM DEBT	3,207	3,413

POSTRETIREMENT BENEFITS	23,319	23,390

SHAREHOLDERS’ EQUITY

Common shares, without par value at stated capital amount	5,106	5,106

Retained earnings	98,650	96,417

Accumulated other comprehensive income	(1,871)	(1,524)

TOTAL SHAREHOLDERS’ EQUITY	101,885	99,999

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$152,325	$145,881

Common shares — authorized	14,000,000	14,000,000

* Common shares — outstanding	8,565,553	8,565,553

Common shares — treasury	299,623	299,623

* After deducting treasury shares

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2001

NOTE A — BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE B — INVENTORIES

The major components of inventories are as follows:

	March 31	December 31
(Thousands of dollars)	2001	2000

Raw materials and in-process	$26,266	$25,898

Finished parts	11,306	11,148

Finished products	2,753	2,714

	$40,325	$39,760

NOTE C — COMPREHENSIVE INCOME

During the first quarter of 2001 and 2000, total comprehensive income amounted to $3,257,000 and $4,087,000.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

First Quarter 2001 vs First Quarter 2000

Net sales were $49,671,000 in 2001, an increase of $647,000 or 1.3% from the $49,024,000 in 2000. Most of the increase was due to increased sales of pumps and fabricated turbine diffusers.

Other income was $262,000 in 2001 compared to $170,000 in 2000. Most of this increase was a result of increased currency exchange gains.

Cost of products sold in 2001 was $37,325,000 compared to $36,341,000 in 2000. The increase was primarily due to the use of materials to support the increased sales. Increases in payroll related expenses and health insurance were other major contributors to the increase. Heating costs were considerably higher than last year. As a percent of net sales, cost of products sold in 2001 was 75.1% compared to 74.1% in 2000.

Selling, general and administrative expenses increased to $6,744,000 in 2001 from $6,149,000 in 2000 principally due to an increase in advertising expenses. These expenses were unusually low in 2000.

Income before income taxes was $5,864,000 in 2001 compared to $6,704,000 in 2000, a decrease of $840,000. Income tax expense decreased from $2,604,000 in 2000 to $2,260,000 in 2001, primarily as a result of the decrease in profit. The effective income tax rate was 38.5% in 2001 and 38.8% in 2000.

Net income in 2001 of $3,604,000 decreased $496,000 from $4,100,000 in 2000. As a percent of net sales, net income was 7.3% in 2001 and 8.4% in 2000. Net income per share was $.42 in 2001, a decrease of $.06 from $.48 in 2000.

FINANCIAL CONDITION

The Company continues to finance most of its capital expenditures and working capital requirements through internally generated funds and bank financing. The ratio of current assets to current liabilities was 3.7 to 1 at March 31, 2001 and 4.3 to 1 at December 31, 2000.

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

The Gorman-Rupp Company

(Registrant)

Date	April 25, 2001

		By:	/S/Kenneth E. Dudley

Kenneth E. Dudley Treasurer & Principal Financial Officer