Form 10-Q
period 2001-06-30
GORMAN RUPP CO
filed 2001-08-03
CIK 42682

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2001	Commission File Number 1-6747

The Gorman-Rupp Company

(Exact name of registrant as specified in its charter)

Ohio	34-0253990

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

305 Bowman Street, P. O. Box 1217, Mansfield, Ohio	44901

(Address of principal executive offices)	(Zip Code)

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

Yes   X   No

Shares outstanding at June 30, 2001 —
common, without par value, 8,565,553

Page 1 of 8 pages

PART I — FINANCIAL INFORMATION
THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands of dollars, except per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2001	2000	2001	2000

INCOME

Net sales	$54,838	$48,008	$104,509	$97,032

Other income	114	229	376	399

TOTAL INCOME	54,952	48,237	104,885	97,431

DEDUCTIONS FROM INCOME

Cost of products sold	41,413	35,770	78,738	72,111

Selling, general and administrative expenses	6,951	6,427	13,695	12,576

TOTAL DEDUCTIONS	48,364	42,197	92,433	84,687

INCOME BEFORE INCOME TAXES	6,588	6,040	12,452	12,744

Income taxes	2,590	2,379	4,850	4,983

NET INCOME	$3,998	$3,661	$7,602	$7,761

Basic And Diluted Earnings Per Share	$0.47	$0.42	$0.89	$0.90

Dividends Paid Per Share	$0.16	$0.15	$0.32	$0.30

Avg. Shares Outstanding	8,565,553	8,591,402	8,565,553	8,591,725

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands of dollars)

	Six Months Ended
	June 30

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$7,602	$7,761

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	3,585	3,210

Changes in operating assets and liabilities	(1,851)	380

NET CASH PROVIDED BY OPERATING ACTIVITIES	9,336	11,351

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital additions, net	(1,766)	(7,662)

Change in short-term investments	(2,000)	(2,587)

Other	0	46

NET CASH USED FOR INVESTING ACTIVITIES	(3,766)	(10,203)

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash dividends	(2,741)	(2,578)

Change in treasury shares	0	(348)

Repayments to bank	(3,413)	(232)

NET CASH USED FOR FINANCING ACTIVITIES	(6,154)	(3,158)

NET (DECREASE) INCREASE IN CASH

AND CASH EQUIVALENTS	(584)	(2,010)

CASH AND CASH EQUIVALENTS:

Beginning of year	7,630	4,114

June 30	$7,046	$2,104

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands of dollars)

	June 30	December 31
	2001	2000

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$7,046	$7,630

Short-term investments	2,000	0

Accounts receivable	36,717	28,851

Inventories	36,999	39,760

Other current assets and deferred income taxes	5,118	6,048

TOTAL CURRENT ASSETS	87,880	82,289

OTHER ASSETS	2,816	1,593

DEFERRED INCOME TAXES	4,115	4,114

PROPERTY, PLANT AND EQUIPMENT	117,418	117,322

Less allowances for depreciation	61,352	59,437

PROPERTY, PLANT AND EQUIPMENT — NET	56,066	57,885

TOTAL ASSETS	$150,877	$145,881

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$5,466	$7,391

Payrolls and related liabilities	3,624	3,331

Accrued expenses	11,887	8,357

Income taxes	1,778	0

TOTAL CURRENT LIABILITIES	22,755	19,079

LONG TERM DEBT	0	3,413

POSTRETIREMENT BENEFITS	23,270	23,390

SHAREHOLDERS’ EQUITY

Common shares, without par value at stated capital amount	5,106	5,106

Retained earnings	101,278	96,417

Accumulated other comprehensive income	(1,532)	(1,524)

TOTAL SHAREHOLDERS’ EQUITY	104,852	99,999

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$150,877	$145,881

Common shares — authorized	14,000,000	14,000,000

* Common shares — outstanding	8,565,553	8,565,553

Common shares — treasury	299,623	299,623

* After deducting treasury shares

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2001

NOTE A — BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10K for the year ended December 31, 2000.

NOTE B — INVENTORIES

The major components of inventories are as follows:

	June 30	December 31
(Thousands of dollars)	2001	2000

Raw materials and in-process	$24,100	$25,898

Finished parts	10,374	11,148

Finished products	2,525	2,714

	$36,999	$39,760

NOTE C — COMPREHENSIVE INCOME

During the three month periods ended June 30, 2001 and 2000, total comprehensive income was $4,337,000 and $3,720,000, respectively During the six month periods ended June 30, 2001 and 2000, total comprehensive income was $7,594,000 and $7,807,000, respectively Comprehensive income consists of foreign currency translation adjustments.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Second Quarter 2001 vs Second Quarter 2000

Net sales were $54,838,000 in 2001 compared to $48,008,000 in 2000, an increase of 14.2% A majority of the increase was due to increased sales of fabricated turbine diffusers.

Other income was $114,000 in 2001 compared to $229,000 in 2000. The decrease was due primarily to decreased currency exchange gains.

Cost of products sold in 2001 was $41,413,000 compared to $35,770,000 in 2000. The largest factors in the increase were material needed to support the increased sales and increased payroll related expenses. As a percentage of net sales, cost of products sold was 75.5% in 2000 compared to 74.5% in 2000. A change in product mix increased the percentage in 2001.

Selling, general and administrative expenses increased from $6,427,000 in 2000 to $6,951,000 in 2001 primarily as a result of an increase in professional services.

Income before income taxes was $6,588,000 in 2001 compared to $6,040,000 in 2000, an increase of $548,000. Income tax expense increased from $2,379,000 in 2000 to $2,590,000 in 2001, primarily as a result of the increase in profit. The effective tax rate was 39.3% in 2001 compared to 39.4% in 2000.

Net income in 2001 was $3,998,000 which resulted in an increase of $337,000 from $3,661,000 in 2000, an increase of 9.2%. As a percent of net sales, net income was 7.3% in 2001 and 7.7% in 2000. Net income per share was $.47 in 2001, an increase of $.05 from the $.42 in 2000.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Six Months 2001 vs Six Months 2000

Net sales were $104,509,000 in 2001, an increase of $7,477,000 or 7.7% over the $97,032,000 in 2000. A majority of the increase is related to increased sales of fabricated turbine diffusers.

Other income was $376,000 in 2000 compared to $399,000 in 1999. The decrease was primarily due to a decrease in interest income.

Cost of products sold in 2001 was $78,738,000 compared to $72,111,000 in 2000. The largest factor in the increase was material needed to support the increased sales. An increase in payroll related expenses, medical expenses and depreciation also contributed to the increase. As a percentage of net sales, cost of products sold was 75.3% in 2001 compared to 74.3% in 2000. Changes in product mix are responsible for the higher percentage in 2001.

Selling, general and administrative expenses increased from $12,576,000 in 2000 to $13,695,000 in 2001 with an increase in professional services being the largest single item with health care costs also contributing to the increase.

Income before income taxes was $12,452,000 in 2001 compared to $12,744,000 in 2000, a decrease of $292,000. Income tax expense decreased from $4,983,000 in 2000 to $4,850,000 in 2001. The effective income tax rate was 38.9% in 2001 compared to 39.1% in 2000.

Net income of $7,602,000 in 2001 decreased $159,000 from $7,761,000 in 2000, a decrease of 2.0%. As a percent of net sales, net income was 7.3% in 2001 and 8.0% in 2000. Net income per share was $.89 in 2001, a decrease from the $.90 in 2000.

FINANCIAL CONDITION

The Company continues to finance most of its capital expenditures and working capital requirements through internally generated funds and bank financing. The ratio of current assets to current liabilities was 3.9 to 1 at June 30, 2001 and 4.3 to 1 at December 31, 2000.

The Company presently has adequate working capital, adequate borrowing capacity and a healthy liquidity position.

PART II — OTHER INFORMATION
THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Reports filed on Form 8-K during the Quarter Ended June 30, 2001 — None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Gorman-Rupp Company

(Registrant)

Date	August 3, 2001

		By:	/s/Kenneth E. Dudley

Kenneth E. Dudley
Principal Financial Officer