Form 10-Q
period 2001-09-30
GORMAN RUPP CO
filed 2001-11-09
CIK 42682

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED SEPTEMBER 30, 2001  COMMISSION FILE NUMBER 1-6747



                             THE GORMAN-RUPP COMPANY
    ------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                       OHIO                             34-0253990
         -------------------------------            -------------------
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


SHARES OUTSTANDING AT SEPTEMBER 30, 2001 -----
COMMON, WITHOUT PAR VALUE, 8,543,553

                               PAGE 1 OF 11 PAGES

                         PART I - FINANCIAL INFORMATION
                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)


                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                        SEPTEMBER 30                    SEPTEMBER 30
                                    2001            2000            2001            2000
                                    ----            ----            ----            ----
INCOME
  NET SALES                      $   51,430      $   46,904      $  155,939      $  142,481
  OTHER INCOME                          225             207             601             606
                                 ----------      ----------      ----------      ----------
    TOTAL INCOME                     51,655          47,111         156,540         143,087

DEDUCTIONS FROM INCOME
  COST OF PRODUCTS SOLD              39,471          34,460         118,209         105,116
  SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES           6,427           6,485          20,122          19,061
  NON-RECURRING EXPENSE/
    PLANT RELOCATION                      0           1,051               0           1,051
                                 ----------      ----------      ----------      ----------
    TOTAL DEDUCTIONS                 45,898          41,996         138,331         125,228
                                 ----------      ----------      ----------      ----------
INCOME BEFORE INCOME TAXES            5,757           5,115          18,209          17,859
  INCOME TAXES                        2,120           1,987           6,970           6,970
                                 ----------      ----------      ----------      ----------
    NET INCOME                   $    3,637      $    3,128      $   11,239      $   10,889
                                 ==========      ==========      ==========      ==========
  BASIC AND DILUTED
  EARNINGS PER SHARE             $     0.42      $     0.37      $     1.31      $     1.27

  DIVIDENDS PAID PER SHARE       $     0.16      $     0.16      $     0.48      $     0.46

  AVG. SHARES OUTSTANDING         8,551,977       8,583,914       8,560,978       8,589,103

                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (IN THOUSANDS OF DOLLARS)


                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30
                                                         2001           2000
                                                         ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                           $ 11,239       $ 10,889
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
    CASH PROVIDED BY OPERATING ACTIVITIES:
      DEPRECIATION AND AMORTIZATION                       5,351          4,985
      CHANGES IN OPERATING ASSETS AND LIABILITIES         6,998            111
                                                       --------       --------
      NET CASH PROVIDED BY OPERATING ACTIVITIES          23,588         15,985


CASH FLOWS FROM INVESTING ACTIVITIES:
  CAPITAL ADDITIONS, NET                                 (2,336)        (9,472)
  CHANGE IN SHORT-TERM INVESTMENTS                       (2,000)          (571)
  OTHER                                                       0             (5)
                                                       --------       --------
      NET CASH USED FOR INVESTING ACTIVITIES             (4,336)       (10,048)


CASH FLOWS FROM FINANCING ACTIVITIES:
  CASH DIVIDENDS                                         (4,108)        (3,952)
  CHANGE IN TREASURY SHARES                                (570)          (723)
  BORROWINGS FROM BANK                                    2,882         16,768
  REPAYMENTS TO BANK                                     (6,295)       (15,872)
                                                       --------       --------
      NET CASH USED FOR FINANCING ACTIVITIES             (8,091)        (3,779)
                                                       --------       --------

    NET INCREASE IN CASH
      AND CASH EQUIVALENTS                               11,161          2,158

  CASH AND CASH EQUIVALENTS:
    BEGINNING OF YEAR                                     7,630          4,114
                                                       --------       --------
    SEPTEMBER 30                                       $ 18,791       $  6,272
                                                       ========       ========

                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                            (IN THOUSANDS OF DOLLARS)

                                                               SEPT 30            DEC 31
                                                                2001               2000
                                                                ----               ----
                                 ASSETS

CURRENT ASSETS
  CASH AND CASH EQUIVALENTS                                 $     18,791       $      7,630
  SHORT-TERM INVESTMENTS                                           2,000                  0
  ACCOUNTS RECEIVABLE                                             29,084             28,851
  INVENTORIES                                                     35,098             39,760
  OTHER CURRENT ASSETS AND DEFERRED INCOME TAXES                   5,967              6,048
                                                            ------------       ------------
      TOTAL CURRENT ASSETS                                        90,940             82,289

OTHER ASSETS                                                       2,665              1,593
DEFERRED INCOME TAXES                                              4,120              4,114

PROPERTY, PLANT AND EQUIPMENT                                    117,718            117,322
  LESS ALLOWANCES FOR DEPRECIATION                                62,848             59,437
                                                            ------------       ------------
    PROPERTY, PLANT AND EQUIPMENT - NET                           54,870             57,885
                                                            ------------       ------------
      TOTAL ASSETS                                          $    152,595       $    145,881
                                                            ============       ============

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  ACCOUNTS PAYABLE                                          $      5,872       $      7,391
  PAYROLLS AND RELATED LIABILITIES                                 3,718              3,331
  ACCRUED EXPENSES                                                12,016              8,357
  INCOME TAXES                                                     1,597                  0
                                                            ------------       ------------
    TOTAL CURRENT LIABILITIES                                     23,203             19,079

LONG TERM DEBT                                                         0              3,413
POSTRETIREMENT BENEFITS                                           23,028             23,390

SHAREHOLDERS' EQUITY
  COMMON SHARES, WITHOUT PAR VALUE
    AT STATED CAPITAL AMOUNT                                       5,091              5,106
  RETAINED EARNINGS                                              102,993             96,417
  ACCUMULATED OTHER COMPREHENSIVE INCOME                          (1,720)            (1,524)
                                                            ------------       ------------
    TOTAL SHAREHOLDERS' EQUITY                                   106,364             99,999
                                                            ------------       ------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $    152,595       $    145,881
                                                            ============       ============

  COMMON SHARES - AUTHORIZED                                  14,000,000         14,000,000
* COMMON SHARES - OUTSTANDING                                  8,543,553          8,565,553
  COMMON SHARES - TREASURY                                       321,623            299,623
* AFTER DEDUCTING TREASURY SHARES

                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 2001

NOTE A - BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

THE ACCOMPANYING UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR INTERIM FINANCIAL INFORMATION AND WITH THE INSTRUCTIONS TO FORM 10-Q AND DO NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING OF NORMAL RECURRING ACCRUALS) CONSIDERED NECESSARY FOR A FAIR PRESENTATION HAVE BEEN INCLUDED. THE FUNCTIONAL CURRENCY FOR PRINCIPALLY ALL SUBSIDIARIES OUTSIDE THE UNITED STATES IS THE LOCAL CURRENCY. FINANCIAL STATEMENTS FOR THESE SUBSIDIARIES ARE TRANSLATED INTO UNITED STATES DOLLARS AT MONTH-END EXCHANGE RATES AS TO ASSETS AND LIABILITIES AND WEIGHTED-AVERAGE EXCHANGE RATES AS TO REVENUES AND EXPENSES. THE RESULTING TRANSLATION ADJUSTMENTS ARE RECORDED IN SHAREHOLDERS' EQUITY IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS). OPERATING RESULTS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 ARE NOT NECESSARILY INDICATIVE OF RESULTS THAT MAY BE EXPECTED FOR THE YEAR ENDING DECEMBER 31, 2001. FOR FURTHER INFORMATION, REFER TO THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10K FOR THE YEAR ENDED DECEMBER 31, 2000.


NOTE B - INVENTORIES

THE MAJOR COMPONENTS OF INVENTORIES ARE AS FOLLOWS:

                                  SEPT 30       DEC 31
(THOUSANDS OF DOLLARS)              2001         2000
                                    ----         ----
RAW MATERIALS AND IN-PROCESS      $22,861      $25,898
FINISHED PARTS                      9,841       11,148
FINISHED PRODUCTS                   2,396        2,714
                                  -------      -------
                                  $35,098      $39,760
                                  =======      =======

NOTE C - COMPREHENSIVE INCOME

DURING THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000, TOTAL COMPREHENSIVE INCOME WAS $3,449,000 AND $3,048,000, RESPECTIVELY. DURING THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000, TOTAL COMPREHENSIVE INCOME WAS $11,043,000 AND $10,855,000, RESPECTIVELY. THE DIFFERENCE BETWEEN NET INCOME AND COMPREHENSIVE INCOME REPRESENTS FOREIGN CURRENCY TRANSLATION ADJUSTMENTS.

                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 2001

NOTE D - RECENT ACCOUNTING PRONOUNCEMENTS

IN JUNE 2001, THE FINANCIAL ACCOUNTING STANDARDS BOARD ("FASB) ISSUED
STATEMENT NO. 141, "BUSINESS COMBINATIONS", AND STATEMENT NO. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS", EFFECTIVE FOR FISCAL YEARS BEGINNING AFTER DECEMBER 15, 2001. UNDER THE NEW RULES, GOODWILL WILL NO LONGER BE AMORTIZED BUT WILL BE SUBJECT TO ANNUAL IMPAIRMENT TESTS IN ACCORDANCE WITH THE STATEMENTS. OTHER INTANGIBLE ASSETS WILL CONTINUE TO BE AMORTIZED OVER THEIR USEFUL LIVES. THE COMPANY WILL APPLY THE NEW RULES ON ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS BEGINNING IN THE FIRST QUARTER OF 2002. THE COMPANY HAS DETERMINED THERE WILL BE NO EFFECT ON THE EARNINGS AND FINANCIAL POSITION OF THE COMPANY.

IN AUGUST 2001, THE FASB ISSUED STATEMENT NO. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS" WHICH AMENDS STATEMENT NO. 19, "FINANCIAL ACCOUNTING AND REPORTING BY OIL AND GAS PRODUCING COMPANIES", AND IS EFFECTIVE FOR ALL COMPANIES. THIS STATEMENT ADDRESSES THE FINANCIAL ACCOUNTING AND REPORTING FOR OBLIGATIONS ASSOCIATED WITH THE RETIREMENT OF TANGIBLE LONG-LIVED ASSETS AND
THE ASSOCIATED ASSET RETIREMENT COSTS. STATEMENT NO. 143 IS EFFECTIVE FOR FISCAL YEARS BEGINNING AFTER JUNE 15, 2002. THE COMPANY IS CURRENTLY REVIEWING THIS STATEMENT TO DETERMINE ITS EFFECT ON THE COMPANY'S FINANCIAL STATEMENTS.

IN OCTOBER 2001, THE FASB ISSUED STATEMENT NO. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS" WHICH SUPERSEDES STATEMENT NO. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG- LIVED ASSETS TO BE DISPOSED OF". STATEMENT NO. 144 ADDRESSES FINANCIAL ACCOUNTING AND REPORTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS AND IS EFFECTIVE FOR FISCAL YEARS BEGINNING AFTER DECEMBER 15, 2001, AND INTERIM PERIODS WITHIN THOSE FISCAL YEARS. THE COMPANY IS CURRENTLY REVIEWING THIS STATEMENT TO DETERMINE ITS EFFECT ON THE COMPANY'S FINANCIAL STATEMENTS.

                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


THIRD QUARTER 2001 VS THIRD QUARTER 2000

NET SALES WERE $51,430,000 IN 2001 COMPARED TO $46,904,000 IN 2000, AN INCREASE OF $4,526,000. A MAJORITY OF THE INCREASE IS RELATED TO INCREASED SALES OF FABRICATED TURBINE DIFFUSERS. PATTERSON PUMP COMPANY MANUFACTURES THE TURBINE DEFUSERS FOR GENERAL ELECTRIC AND THE DEMAND FOR GENERAL ELECTRIC'S GAS POWERED ELECTRIC POWER GENERATORS HAS INCREASED. THE TURBINE DIFFUSERS ARE ONE OF THE MAJOR COMPONENTS OF THE GAS POWERED ELECTRIC POWER GENERATORS.

OTHER INCOME WAS $225,000 IN 2001 COMPARED TO $207,000 IN 2000. THE INCREASE WAS DUE PRIMARILY TO AN INCREASE IN INTEREST INCOME.

COST OF PRODUCTS SOLD IN 2001 WAS $39,471,000 COMPARED TO $34,460,000 IN 2000. THE LARGEST FACTOR IN THE INCREASE WAS MATERIAL NEEDED TO SUPPORT THE INCREASED SALES. INCREASES IN PAYROLL RELATED EXPENSES AND EMPLOYEE MEDICAL BENEFITS WERE ALSO LARGE CONTRIBUTORS TO THE INCREASE. AS A PERCENTAGE OF NET SALES, COST OF PRODUCTS SOLD WAS 76.4% IN 2001 COMPARED TO 73.5% IN 2000. A MAJOR PART OF THE INCREASE IN PAYROLL RELATED EXPENSES WAS CAUSED BY THE INCREASE IN THE NUMBER OF EMPLOYEES AT PATTERSON PUMP COMPANY BECAUSE OF THE INCREASE OF THEIR BUSINESS WITH GENERAL ELECTRIC. THE COST OF MEDICAL BENEFITS WERE UP BECAUSE OF THE GENERAL INCREASE IN MEDICAL CARE RATES AND THE INCREASE IN THE NUMBER OF LARGE CLAIMS.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES DECREASED FROM $6,485,000 IN 2000 TO $6,427,000 IN 2001 PRIMARILY AS A RESULT OF DECREASES IN TRAVEL AND ADVERTISING EXPENSES. BECAUSE OF THE SOFTNESS IN THE ECONOMY, BUDGET REDUCTIONS HAVE CAUSED A SIGNIFICANT REDUCTION IN TRAVEL AND ADVERTISING EXPENSES. THESE ARE EXPENSES THAT CAN BE AFFECTED WITH SHORT NOTICE.

A NON-RECURRING EXPENSE OF $1,051,000 WAS RECORDED AT THE MANSFIELD DIVISION IN 2000 AND WAS ASSOCIATED WITH THE MOVING OF MACHINES AND MATERIALS INTO THEIR NEWLY COMPLETED MANUFACTURING FACILITY.

INCOME BEFORE INCOME TAXES WAS $5,757,000 IN 2001 COMPARED TO $5,115,000 IN 2000, AN INCREASE OF $642,000. INCOME TAX EXPENSE INCREASED FROM $1,987,000 IN 2000 TO $2,120,000 IN 2001, PRIMARILY AS A RESULT OF THE INCREASE IN PROFIT. THE EFFECTIVE TAX RATE WAS 36.8% IN 2001 COMPARED TO 38.8% IN 2000.

NET INCOME OF $3,637,000 IN 2001 INCREASED $509,000 FROM $3,128,000 IN 2000, AN
INCREASE OF 16.3%. AS A PERCENT OF NET SALES, NET INCOME WAS 7.1% IN 2001 AND 6.7% IN 2000. NET INCOME PER SHARE WAS $.42 IN 2001, AN INCREASE FROM THE $.37 IN 2000.

                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


NINE MONTHS 2001 VS NINE MONTHS 2000

NET SALES WERE $155,939,000 IN 2001, AN INCREASE OF $13,458,000 OR 9.4% OVER THE $142,481,000 IN 2000. A MAJORITY OF THE INCREASE IS RELATED TO INCREASED SALES OF FABRICATED TURBINE DIFFUSERS. PATTERSON PUMP COMPANY MANUFACTURES THE TURBINE DEFUSERS FOR GENERAL ELECTRIC AND THE DEMAND FOR GENERAL ELECTRIC'S GAS POWERED ELECTRIC POWER GENERATORS HAS INCREASED. THE TURBINE DIFFUSERS ARE ONE OF THE MAJOR COMPONENTS OF THE GAS POWERED ELECTRIC POWER GENERATORS.

OTHER INCOME WAS $601,000 IN 2001 COMPARED TO $606,000 IN 2000. THE DECREASE WAS PRIMARILY DUE TO A DECREASE IN INTEREST INCOME.

COST OF PRODUCTS SOLD IN 2001 WAS $118,209,000 COMPARED TO $105,116,000 IN 2000. THE LARGEST FACTOR IN THE INCREASE WAS MATERIAL NEEDED TO SUPPORT THE INCREASED SALES. INCREASES IN PAYROLL RELATED EXPENSES AND EMPLOYEE MEDICAL BENEFITS WERE ALSO LARGE CONTRIBUTORS TO THE INCREASE. AS A PERCENTAGE OF NET SALES, COST OF PRODUCTS SOLD WAS 75.8% IN 2001 COMPARED TO 73.8% IN 2000. A MAJOR PART OF THE INCREASE IN PAYROLL RELATED EXPENSES WAS CAUSED BY THE INCREASE IN THE NUMBER OF EMPLOYEES AT PATTERSON PUMP COMPANY BECAUSE OF THE INCREASE OF THEIR BUSINESS WITH GENERAL ELECTRIC. THE COST OF MEDICAL BENEFITS WERE UP BECAUSE OF THE GENERAL INCREASE IN MEDICAL CARE RATES AND THE INCREASE IN THE NUMBER OF LARGE CLAIMS.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES INCREASED FROM $19,061,000 IN 2000 TO $20,122,000 IN 2001. THE INCREASE IS PRIMARILY A RESULT OF INCREASES IN EMPLOYEE MEDICAL BENEFITS AND PAYROLL RELATED EXPENSES. THE MEDICAL COSTS WERE UP BECAUSE OF THE GENERAL INCREASE IN MEDICAL CARE RATES. EMPLOYEES WERE ADDED TO THE SALES FORCE AND THIS CAUSED PAYROLL RELATED EXPENSES TO INCREASE.

A NON-RECURRING EXPENSE OF $1,051,000 WAS RECORDED AT THE MANSFIELD DIVISION IN 2000 AND WAS ASSOCIATED WITH THE MOVING OF MACHINES AND MATERIALS INTO THEIR NEWLY COMPLETED MANUFACTURING FACILITY.

INCOME BEFORE INCOME TAXES WAS $18,209,000 IN 2001, COMPARED TO $17,859,000 IN 2000, AN INCREASE OF $350,000. INCOME TAX EXPENSE REMAINED UNCHANGED AT $6,970,000 IN 2000 AND $6,970,000 IN 2001. THE EFFECTIVE INCOME TAX RATE WAS 38.3% IN 2001 COMPARED TO 39.0% IN 2000.

NET INCOME OF $11,239,000 IN 2001 INCREASED $350,000 FROM $10,889,000 IN 2000,
AN INCREASE OF 3.2%. AS A PERCENT OF NET SALES, NET INCOME WAS 7.2% IN 2001 AND 7.6% IN 2000. NET INCOME PER SHARE WAS $1.31 IN 2001, AN INCREASE FROM THE $1.27 IN 2000.

                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


LIQUIDITY AND SOURCES OF CAPITAL

THE COMPANY CONTINUES TO FINANCE MOST OF ITS CAPITAL EXPENDITURES AND WORKING CAPITAL REQUIREMENTS THROUGH INTERNALLY GENERATED FUNDS AND BANK FINANCING. THE RATIO OF CURRENT ASSETS TO CURRENT LIABILITIES WAS 3.9 TO 1 AT SEPTEMBER 30, 2001 AND 4.3 TO 1 AT DECEMBER 31, 2000.

THE CHANGE IN OPERATING ASSETS AND LIABILITIES SHOWN ON THE STATEMENT OF CASH FLOWS WAS CAUSED PRIMARILY BY THE REDUCTION OF INVENTORIES AND AN INCREASE IN THE PROFIT SHARING ACCRUAL. THE LARGEST INVENTORY REDUCTIONS WERE AT PATTERSON PUMP COMPANY AND THE MANSFIELD DIVISION. THE REDUCTIONS IN CAPITAL ADDITIONS WAS A RESULT OF A NEW BUILDING BEING COMPLETED IN 2000. CAPITAL EXPENDITURES WERE DOWN CONSIDERABLY IN 2001 BECAUSE THERE WERE NO PLANS FOR ANY LARGE ADDITIONS OF MACHINERY OR BUILDINGS. THE CHANGE IN SHORT-TERM INVESTMENTS REFLECTED THE $2,000,000 CERTIFICATE OF DEPOSIT THAT WAS PURCHASED IN 2001. THE CASH AND CASH EQUIVALENTS IS PRIMARILY IN CHECKING ACCOUNTS AND SWEEP ACCOUNTS THAT INVESTS OVERNIGHT. THE BORROWINGS FROM BANKS AND REPAYMENTS TO BANK WERE LOWER BECAUSE OF THE FREQUENT USE OF A LINE OF CREDIT THAT HAD BORROWINGS AND REPAYMENTS ALMOST DAILY. THE CASH AND CASH EQUIVALENTS ARE HIGHER THIS YEAR AND THERE HAS NOT BEEN THE NEED FOR THE BORROWINGS.

THE COMPANY PRESENTLY HAS ADEQUATE WORKING CAPITAL, ADEQUATE BORROWING CAPACITY AND A HEALTHY LIQUIDITY POSITION.

                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RECENT ACCOUNTING PRONOUNCEMENTS

IN JUNE 2001, THE FINANCIAL ACCOUNTING STANDARDS BOARD ("FASB) ISSUED
STATEMENT NO. 141, "BUSINESS COMBINATIONS", AND STATEMENT NO. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS", EFFECTIVE FOR FISCAL YEARS BEGINNING AFTER DECEMBER 15, 2001. UNDER THE NEW RULES, GOODWILL WILL NO LONGER BE AMORTIZED BUT WILL BE SUBJECT TO ANNUAL IMPAIRMENT TESTS IN ACCORDANCE WITH THE STATEMENTS. OTHER INTANGIBLE ASSETS WILL CONTINUE TO BE AMORTIZED OVER THEIR USEFUL LIVES. THE COMPANY WILL APPLY THE NEW RULES ON ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS BEGINNING IN THE FIRST QUARTER OF 2002. THE COMPANY HAS DETERMINED THERE WILL BE NO EFFECT ON THE EARNINGS AND FINANCIAL POSITION OF THE COMPANY.

IN AUGUST 2001, THE FASB ISSUED STATEMENT NO. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS" WHICH AMENDS STATEMENT NO. 19, "FINANCIAL ACCOUNTING AND REPORTING BY OIL AND GAS PRODUCING COMPANIES", AND IS EFFECTIVE FOR ALL COMPANIES. THIS STATEMENT ADDRESSES THE FINANCIAL ACCOUNTING AND REPORTING FOR OBLIGATIONS ASSOCIATED WITH THE RETIREMENT OF TANGIBLE LONG-LIVED ASSETS AND
THE ASSOCIATED ASSET RETIREMENT COSTS. STATEMENT NO. 143 IS EFFECTIVE FOR FISCAL YEARS BEGINNING AFTER JUNE 15, 2002. THE COMPANY IS CURRENTLY REVIEWING THIS STATEMENT TO DETERMINE ITS EFFECT ON THE COMPANY'S FINANCIAL STATEMENTS.

IN OCTOBER 2001, THE FASB ISSUED STATEMENT NO. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS" WHICH SUPERSEDES STATEMENT NO. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS
TO BE DISPOSED OF". STATEMENT NO. 144 ADDRESSES FINANCIAL ACCOUNTING AND REPORTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS AND IS EFFECTIVE FOR FISCAL YEARS BEGINNING AFTER DECEMBER 15, 2001, AND INTERIM PERIODS WITHIN THOSE FISCAL YEARS. THE COMPANY IS CURRENTLY REVIEWING THIS STATEMENT TO DETERMINE ITS EFFECT ON THE COMPANY'S FINANCIAL STATEMENTS.

                           PART II - OTHER INFORMATION
                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (A)  REPORTS FILED ON FORM 8-K DURING THE QUARTER ENDED
              SEPTEMBER 30, 2001 - NONE




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



                                           THE GORMAN-RUPP COMPANY
                                        ------------------------------
                                                 (REGISTRANT)


DATE   NOVEMBER 9, 2001
     --------------------


                                     BY: /S/KENNETH E. DUDLEY
                                         ------------------------------
                                         KENNETH E. DUDLEY
                                         PRINCIPAL FINANCIAL OFFICER