Form 10-K405
period 2001-12-31
GORMAN RUPP CO
filed 2002-03-26
CIK 42682

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2001  Commission file number  1-6747
                               -----------------                          ------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                             THE GORMAN-RUPP COMPANY
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                OHIO                                    34-0253990
---------------------------------------------       -------------------
(State or other jurisdiction of incorporation         (I.R.S. Employer
          or organization)                          Identification No.)


   305 Bowman St., Mansfield, Ohio                                   44903
--------------------------------------                          -------------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code    (419) 755-1011
                                                      --------------


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


  Title of each class                Name of each exchange on which registered

Common Shares, Without Par Value              American Stock Exchange
--------------------------------              -----------------------


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE
           -----------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes   X   No
                          -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. X
          ---

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value is computed by reference to the price at which the stock was sold as of March 21, 2002. $119,221,487
                                                  ------------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of March 21 2002.

                   Common Shares, without par value--8,537,553
                   -------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2001 Annual Report to Shareholders incorporated by reference into Part II (Items 5-8).

Portions of Notice of 2002 Annual Meeting of Shareholders and related Proxy Statement incorporated by reference into Part III (Items 10-12).

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

PRODUCTS

The principal products of the Company are pumps and fluid control products. (The Company operates principally in one business segment, the manufacture and sale of pumps and related fluid control equipment.) The following table sets forth, for the years 1999 through 2001, the total net sales, income before income taxes and identifiable assets ($000 omitted) of the Company.

                                                2001       2000       1999
                                                ----       ----       ----
        Net Sales(1)                          $202,927   $190,144   $181,945
        Income Before Income Taxes              23,035     22,196     21,541
        Identifiable Assets                    148,113    145,881    136,875


     (1) Prior periods reclassified to conform to the 2000 presentation of freight costs.

The Company's product line is composed of pump models ranging in size from 1/4" to 84" and ranging in rated capacity from less than one gallon per minute up to 500,000 gallons per minute. The types of pumps which the Company produces include self priming centrifugal, standard centrifugal, magnetic drive centrifugal, axial and mixed flow, rotary gear, diaphragm, bellows and oscillating.

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

Gorman-Rupp continues to emphasize product development. Several of the Company's existing products, which were designed with added features, have been expanded to various new applications.

MARKETING

Except for government and export sales, the Company's pumps are marketed in the United States and Canada through a network of about 1,000 distributors, through manufacturers' representatives (for sales to many original equipment manufacturers) and by direct sales. The Company is seeking alliances to further enhance marketing opportunities. Government sales are handled directly by the Company; and export sales are made through the Company's wholly owned subsidiary, The Gorman-Rupp International Company, as well as through foreign distributors and representatives. During 2001 shipments to one customer approximated 16.7% of total net sales; and at December 31, 2001, 6.3% of total accounts receivable were due from this one customer.

In recent years, Gorman-Rupp has actively pursued international business opportunities by, among other efforts, opening facilities outside North America. In 1996 the Company established an office in Greece to improve access to Middle East and European markets. In 1998 Patterson Pump Company's majority-owned subsidiary, Patterson Pump Ireland Limited, started the assembly of pumps in Ireland to further serve the European market. In 1999 the Mansfield Division opened a warehouse in Grindstead, Denmark to further enhance marketing opportunities in Europe and the Middle East. This warehouse was closed in 2001 and a warehouse near Amsterdam, The Netherlands was opened in January, 2002 to better serve these purposes. The Company's foreign operations do not involve any material risks due to their small size, both individually and collectively.

Approximately 16% of all 2001 sales were made to customers outside the United States (as compared to 19% in 2000 and 17% in 1999). The Company continues to penetrate international markets principally by its aggressive response to worldwide pump needs.

COMPETITION

During the 1990's, a number of consolidations occurred within the highly competitive pump business. Gorman-Rupp estimates that 80 other companies selling pumps and pump units compete in one or more of the industries and applications in which comparable products of the Company are utilized. Many pumps are specifically designed and engineered for a particular customer's application. The Company believes that proper application, product performance and service are the principal methods of competition, and attributes its success to its emphasis in these areas.

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

OTHER ASPECTS

As of December 31, 2001, the Company employed approximately 1,055 persons, of whom approximately 640 were hourly employees. The Company has no collective bargaining agreements, has never experienced a strike and considers its labor relations to be satisfactory.

Although the Company owns a number of patents, and several of them are important to its business, Gorman-Rupp believes that the business of the Company is not materially dependent upon any one or more patents.

As of December 31, 2001, the value of the Company's backlog of unfilled orders was approximately $74,674,000, of which $55,925,000 was for the unfilled orders of Patterson Pump Company. All of the backlog at December 31, 2001 is scheduled to be shipped during 2002. As of December 31, 2000, the value of the backlog of unfilled orders was approximately $74,080,000, of which $50,402,000 was for the unfilled orders of Patterson Pump Company.

ITEM 2. PROPERTIES

All of the production operations of the Company are conducted at its plants located in Mansfield and Bellville, Ohio; Sand Springs, Oklahoma; Toccoa, Georgia; St.Thomas, Ontario; and County Westmeath, Ireland. The Company owns an approximately 26,000 square foot facility in Sparks, Nevada comprising a training center and warehouse. In addition, the Company leases an approximately 10,000 square foot warehouse facility near Amsterdam, The Netherlands to house pumps and pump parts. All of the Company's properties, except the leased facilities in Ireland and The Netherlands, are owned in fee without any material encumbrance. The Company's six production facilities are described below in more detail:

ITEM 2. PROPERTIES


                                    Square           Operation
     Location                       Footage          Start Date        Description of Production Activity
     --------                       -------          ----------        ----------------------------------

     Mansfield, Ohio                238,000          1947              Assembly, Warehousing and Office(1)
                                    134,200          1968              Assembly, Warehousing and Office(2)
                                    173,775          1975              Machining Operations(3)
                                     11,500          1979              Training, Personnel and Advertising
                                     83,500          1983              Warehousing(4)
                                    360,000          2000              Machining, Assembly
                                                                       and Warehousing(5)

     Bellville, Ohio                 93,200          1953              Assembly, Warehousing and Office(6)

     Sand Springs, Oklahoma          28,200          1977              Manufacturing, Warehousing and Office(7)

     Toccoa, Georgia                171,750          1988              Manufacturing, Warehousing and Office(8)

     St. Thomas, Ontario, Canada     52,600          1960              Manufacturing, Warehousing and  Office(9)

     County Westmeath, Ireland        4,500          1998              Manufacturing(10)


----------------

(1) The original production plant, located on a 26 acre site, was built in 1917 and has been expanded on several occasions, the latest in 1973.

(2) This facility, also situated on the foregoing 26 acre site, has been frequently expanded, most recently in 1994 and includes a modern testing facility.

(3) This plant, located on a 5-1/2 acre site and purchased in 1975, has been used mainly for machining operations and storage of raw materials. The latest addition was made in 1978. This facility is currently on the market for sale.

(4) This facility was built in 1920 and is located on 3.4 acres adjacent to the Company's 26 acre site. This facility was renovated in 1983.

(5) In 1997 the Company purchased 90 acres of undeveloped land near the Mansfield Lahm Airport for future expansion and consolidation of facilities for the Mansfield Division and the Corporate Office. In 1998 design work and site preparation began on the new consolidated facilities project. In 2000 the first phase of the manufacturing and warehousing facility was completed, and the machining, weld and fabrication operations of the Mansfield Division were relocated to this new facility.

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

(10) The manufacturing facilities occupied by Patterson Pump Ireland Limited consist of 4,500 square feet of leased manufacturing space. Office space is shared with another occupant in the building.

The Company considers its plants, machinery and equipment to be well maintained, in good operating condition and adequate for the present uses and business requirements of the Company.

ITEM 3. LEGAL PROCEEDINGS

Numerous business entities in the pump and fluid-handling industries have been targeted in a series of lawsuits in several jurisdictions by various individuals seeking redress to claimed injury as a result of the entities' alleged use of asbestos in their products. The Company and two of its subsidiaries have been drawn into this mass-scaled litigation, typically as one of hundreds of co-defendants in a particular proceeding. The allegations in the lawsuits involving the Company and/or its subsidiaries are vague, general and speculative, and the cases have not advanced beyond the early stage of discovery. In certain situations, the plaintiffs have voluntarily dismissed the Company and/or its subsidiaries from some of the lawsuits after the plaintiffs have acknowledged that there is no basis for their claims. Insurers of the Company have engaged legal counsel to represent the Company and its subsidiaries and to protect their interests.

In addition, the Company and/or its subsidiaries are parties in a small number of legal proceedings arising out of the ordinary course of business. Management does not currently believe that these proceedings, or the industry-wide asbestos litigation, will materially impact the Company's results of operations, liquidity or financial condition.

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


                                                                                         Date
                                                                                       Elected to
Name                      Age                       Office                              Position
--------------------------------------------------------------------------------------------------

James C. Gorman            77       Chairman                                         1989

Jeffrey S. Gorman          49       President and Chief Executive Officer;
                                     General Manager, Mansfield Division             1998/1989

Kenneth E. Dudley          64       Chief Financial Officer                          1999/1982

Robert E. Kirkendall       59       Vice President Corporate Development
                                     and Corporate Secretary                         1999/1990

William D. Danuloff        54       Vice President Information Technology            1991
                                     (formerly Information Services)

Judith L. Sovine           57       Treasurer                                        2001

David P. Emmens            53       Corporate Counsel and Assistant
                                     Corporate Secretary                             1997/1999


Except as noted, each of the above-named officers has held his executive position with the Company for the past five years. Mr. J. C. Gorman served as the Company's President from 1964 until 1989, and as Chief Executive Officer from 1964 until 1996. (He has served as a Director of the Company continuously since 1946.) Mr. J. S. Gorman was elected President and Chief Executive Officer effective May 1, 1998, after having served as Senior Vice President since 1996. Mr. J. S. Gorman has held the position of General Manager of the Mansfield Division since 1989. He served as Assistant General Manager from 1986 to 1988; and he held the office of Corporate Secretary from 1982 to 1990. (He has served as a Director of the Company continuously since 1989.) Mr. Dudley was elected as Chief Financial Officer in 1999 and served as Treasurer from 1982 to 2001. Mr. Kirkendall was elected as Corporate Secretary in 1990 and also served as Assistant Treasurer from 1982 to 1999. Mr. Danuloff was elected Vice President Information Technology (formerly Vice President Information Services) in 1991, after having served as Director of Information Services from 1981 to 1991. Ms. Sovine was elected Treasurer in 2001. She served as Assistant Treasurer from 1999 to 2001 and prior to 1999 held a variety of financial management positions within the Company. Mr. Emmens joined the Company as Corporate Counsel in 1997, and was elected as Assistant Corporate Secretary in 1999.

Mr. J. S. Gorman is the son of Mr. J. C. Gorman. Mr. Christopher H. Lake, a Director of the Company, is the son of Dr. Peter B. Lake, also a Director. Otherwise, there is no family relationship among any of the Executive Officers and Directors of the Company.


PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Attention is directed to the section "Ranges of Stock Prices" and the data immediately below pertaining to the shareholder information reported by the Transfer Agent and Registrar on page 22 in the Company's 2001 Annual Report to Shareholders, which are incorporated herein by this reference.

ITEM 6. SELECTED FINANCIAL DATA

Attention is directed to the section "Ten Year Summary of Selected Financial Data" on pages 18 and 19 in the Company's 2001 Annual Report to Shareholders, which is incorporated herein by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Attention is directed to the section "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 16 and 17, and to page 23, in the Company's 2001 Annual Report to Shareholders, which are incorporated herein by this reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Attention is directed to the section "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 16 and 17, and to page 23, in the Company's 2001 Annual Report to Shareholders, which are incorporated herein by this reference. Other than as indicated in paragraph 2 on page 16 referenced above, the Company has no material market risk exposures required to be reported by Item 305 of Regulation S-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Attention is directed to the Company's consolidated financial statements, the notes thereto and the report of independent auditors thereon on pages 10-15, and 19, and to the section "Summary of Quarterly Results of Operations" on page 18, in the Company's 2001 Annual Report to Shareholders, which are incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNT- ING AND FINANCIAL DISCLOSURE

The Company has not changed its independent public accountants and there have been no reportable disagreements with such accountants regarding accounting principles or practices or financial disclosure matters.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

With respect to Directors, attention is directed to the section "Election of Directors" in the Company's definitive Notice of 2002 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which is incorporated herein by this reference.

With respect to executive officers, attention is directed to Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Attention is directed to the sections "Board of Directors and Directors' Committees", "Executive Compensation", "Pension and Retirement Benefits", "Salary Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation" in the Company's definitive Notice of 2002 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Attention is directed to the sections "Principal Shareholders", "Election of Directors" and "Shareholdings by Executive Officers" in the Company's definitive Notice of 2002 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has no relationships or transactions required to be reported by Item 404 of Regulation S-K.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

     1.   FINANCIAL STATEMENTS

          With respect to the consolidated financial statements of the Registrant and its subsidiaries, the following documents have been incorporated by reference into this report:

          (i)   Consolidated balance sheets--December 31, 2001 and 2000
          (ii) Consolidated statements of income--Years ended December 31, 2001, 2000 and 1999
          (iii) Consolidated statements of shareholders' equity--Years ended December 31, 2001, 2000 and 1999
          (iv) Consolidated statements of cash flows--Years ended December 31, 2001, 2000 and 1999
          (v)   Notes to consolidated financial statements
          (vi)  Report of independent auditors

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


Date:  March 25, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


*JEFFREY S. GORMAN                  President, Principal Executive
 --------------------------          Officer and Director
 Jeffrey S. Gorman

*JUDITH L.SOVINE                    Treasurer and Principal Financial
 --------------------------          and Accounting Officer
 Judith L. Sovine

*JAMES C. GORMAN                    Director
 ------------------------
 James C. Gorman

*WILLIAM A. CALHOUN                 Director
 ------------------------
 William A. Calhoun

*THOMAS E. HOAGLIN                  Director
 ------------------------
 Thomas E. Hoaglin

*CHRISTOPHER H. LAKE                Director
 ------------------------
 Christopher H. Lake

*PETER B. LAKE                      Director
 ------------------------
 Peter B. Lake

*W. WAYNE WALSTON                   Director
 ------------------------
 W. Wayne Walston

*JOHN A. WALTER                     Director
 ------------------------
 John A. Walter


*The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K on behalf of The Gorman-Rupp Company and on behalf of each of the above-named Officers and Directors of The Gorman-Rupp Company pursuant to Powers of Attorney executed by The Gorman-Rupp Company and by each such Officer and Director and filed with the Securities and Exchange Commission.

March 25, 2002


By: /S/ROBERT E. KIRKENDALL
    ------------------------
       Robert E. Kirkendall
       Attorney-In-Fact

ANNUAL REPORT ON FORM 10-K

THE GORMAN-RUPP COMPANY

For the Year Ended December 31, 2001

EXHIBIT INDEX

            EXHIBIT

(3)(4)      Amended Articles of Incorporation, as amended                  *

(3)(4)      Regulations                                                    *

(10)        Form of Indemnification Agreement between the
            Company and its Directors and Officers                        **

(13)        Incorporated Portions of 2001 Annual Report
            to Shareholders                                               14

(21)        Subsidiaries of the Company                                   26

(23)        Consent of Independent Auditors                               27

(24)        Powers of Attorney                                            28

----------------------------------

 * Incorporated herein by this reference from Exhibits (3) (4) of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

** Incorporated herein by this reference from Exhibit (10) of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.