Form 10-Q
period 2002-03-31
GORMAN RUPP CO
filed 2002-05-14
CIK 42682

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 2002      Commission File Number 1-6747
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


Shares outstanding at March 31, 2002 ----- common, without par value, 8,537,553






                                Page 1 of 9 pages

                     PART I - FINANCIAL INFORMATION
                THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
            (in thousands of dollars, except per share data)


                                        Three Months Ended
                                             March 31
                                        2002             2001
INCOME                              ----------        ----------

  Net sales                         $   45,299        $   49,671
  Other income                             136               262
                                    ----------        ----------
    TOTAL INCOME                        45,435            49,933

DEDUCTIONS FROM INCOME
  Cost of products sold                 35,752            37,325
  Selling, general and
    administrative expenses              6,211             6,744
                                    ----------        ----------
    TOTAL DEDUCTIONS                    41,963            44,069
                                    ----------        ----------
INCOME BEFORE INCOME TAXES               3,472             5,864
  Income taxes                           1,319             2,260
                                    ----------        ----------
    NET INCOME                      $    2,153        $    3,604
                                    ==========        ==========
  Basic And Diluted
  Earnings Per Share                $     0.25        $     0.42

  Dividends Paid Per Share          $     0.16        $     0.16

  Average Shares Outstanding         8,537,553         8,565,553

                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (in thousands of dollars)


                                                                 Three Months Ended
                                                                      March 31
                                                                 2002             2001
                                                              ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $  2,153         $  3,604
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                               1,669            1,813
      Changes in operating assets and liabilities                  (651)             588
                                                               --------         --------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                   3,171            6,005


CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital additions, net                                         (1,104)          (1,191)
  Change in short-term investments                                  (24)               0
  Payment for acquisitions, net of cash acquired                (18,287)               0
                                                               --------         --------
      NET CASH USED FOR INVESTING ACTIVITIES                    (19,415)          (1,191)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash dividends                                                 (1,366)          (1,370)
  Borrowings from bank                                           10,000                0
  Repayments to bank                                                  0               (6)
                                                               --------         --------
      NET CASH PROVIDED (USED) FOR FINANCING ACTIVITIES           8,634           (1,376)


      NET (DECREASE) INCREASE IN CASH                        ----------       ----------
        AND CASH EQUIVALENTS                                     (7,610)           3,438

CASH AND CASH EQUIVALENTS:
  Beginning of year                                              20,583            7,630
                                                               --------         --------
   March 31                                                    $ 12,973         $ 11,068
                                                               ========         ========

                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                            (in thousands of dollars)


                                                                March 31            December 31
                                                                  2002                 2001
                                 ASSETS                       ------------         ------------

CURRENT ASSETS
  Cash and cash equivalents                                   $     12,973         $     20,583
  Short-term investments                                             1,039                    0
  Accounts receivable                                               31,031               28,378
  Inventories                                                       40,197               33,889
  Other current assets and deferred income taxes                     5,420                6,269
                                                              ------------         ------------
      TOTAL CURRENT ASSETS                                          90,660               89,119


OTHER ASSETS                                                         3,487                2,280
DEFERRED INCOME TAXES                                                3,352                2,819

PROPERTY, PLANT AND EQUIPMENT                                      121,114              118,449
  Less allowances for depreciation                                  65,939               64,554
                                                              ------------         ------------
    PROPERTY, PLANT AND EQUIPMENT - NET                             55,175               53,895

UNALLOCATED EXCESS PURCHASE PRICE OVER NET ASSETS
   OF BUSINESSES ACQUIRED                                            8,091                    0
                                                              ------------         ------------
      TOTAL ASSETS                                            $    160,765         $    148,113
                                                              ============         ============

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                            $      6,183         $      5,433
  Payrolls and related liabilities                                   3,188                3,377
  Notes Payable                                                        616                  800
  Accrued expenses                                                   9,492                8,493
  Income taxes                                                          64                    0
                                                              ------------         ------------
    TOTAL CURRENT LIABILITIES                                       19,543               18,103

LONG TERM DEBT                                                      10,332                    0
POSTRETIREMENT BENEFITS                                             22,072               22,100

SHAREHOLDERS' EQUITY
  Common shares, without par value
    at stated capital amount                                         5,087                5,087
  Retained earnings                                                105,620              104,833
  Accumulated other comprehensive income                            (1,889)              (2,010)
                                                              ------------         ------------
    TOTAL SHAREHOLDERS' EQUITY                                     108,818              107,910
                                                              ------------         ------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $    160,765         $    148,113
                                                              ============         ============

  Common shares - authorized                                    14,000,000           14,000,000
* Common shares - outstanding                                    8,537,553            8,537,553
  Common shares - treasury                                         327,623              327,623
* After deducting treasury shares

                THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                             MARCH 31, 2002

NOTE A - BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10K for the year ended December 31, 2001.


NOTE B - INVENTORIES

The major components of inventories are as follows:

                                                   March 31      December 31
(Thousands of dollars)                               2002           2001
                                                   ---------     -----------
Raw materials and in-process                        $26,361        $22,224
Finished parts                                       11,506          9,700
Finished products                                     2,330          1,965
                                                    -------        -------
                                                    $40,197        $33,889
                                                    =======        =======


NOTE C - COMPREHENSIVE INCOME

During the three month periods ended March 31, 2002 and 2001, total comprehensive income was $2,274,000 and $3,257,000, respectively. The difference between net income and comprehensive income represents foreign currency translation adjustments.


NOTE D - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB) issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted the new rules on accounting for goodwill and other intangible assets in the first quarter of 2002. The Company determined there was no effect on the earnings and financial position of the Company upon adoption.

                THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                             MARCH 31, 2002

NOTE E - ACQUISITIONS

On February 26, 2002, the Company acquired all of the issued and outstanding stock of American Machine & Tool Co., Inc.("AMT") for a cash purchase price of approximately $16.0 million. On March 1, 2002, the Company acquired all of the issued and outstanding stock of Flo-Pak, Inc.("FLO-PAK") for a cash purchase price of approximately $6.5 million. The acquisitions were financed with cash from the Company's treasury and by a draw of $10.0 million on an unsecured credit facility established on January 3, 2002. In addition, the Company executed four non-interest bearing notes payable to the former shareholders of Flo-Pak in the amount of $948,000. Two of the notes totaling $450,000 were due on April 1, 2002, and the two remaining notes payable totaling approximately $498,000 are due in three annual installments commencing March 1, 2003. The Company anticipates that its borrowings will be repaid by internally generated funds.

AMT, located in Royersford, Pennsylvania, is a developer and manufacturer of standard centrifugal pumps for industrial and commercial fluid-handling applications and had revenues of approximately $14.9 million for the fiscal year ended October 31, 2001. AMT is operating as a subsidiary of the Company. Flo-Pak, located in Atlanta, Georgia, is a manufacturer of designed pumping systems for the heating, ventilation, and air-conditioning (HVAC) market and had revenues of approximately $11.0 million for the year ended December 31, 2001. Flo-Pak's operations were merged into Patterson Pump Company, a subsidiary of Gorman-Rupp. The results of operations for the acquired entities are included in the Registrant's condensed consolidated statement of income beginning on the date of acquisition. The allocation of the purchase price to the businesses acquired is preliminary and will be finalized when the third party appraisals are completed.

The following unaudited pro forma data summarizes the results of operations for the periods indicated as if the fiscal 2002 acquisitions had been completed as of the beginning of the periods presented. The pro forma data shows the effect on actual operating results prior to the acquisitions. Effects on cost reductions and operating synergies are not presented. These pro forma amounts are not indicative of the results that would have actually been achieved if the acquisitions had occurred at the beginning of the periods presented or that may be achieved in the future.

                                                  For the Quarter Ended
                                                       March 31
                                                ------------------------
(in millions, except for per share data)           2002          2001
----------------------------------------        ----------    ----------

TOTAL REVENUE                                    $48,395        $55,907

NET INCOME                                         1,443          4,138

BASIC & DILUTED EARNINGS PER COMMON SHARE           0.17           0.48

                THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

First Quarter 2002 vs First Quarter 2001
------------------------------------------
Net sales were $45,299,000 in 2002, a decrease of $4,372,000 or 8.8% from the $49,671,000 in 2001. Most of this decrease was due to lower sales of rental, industrial, wastewater, and construction pumps compared to an extraordinarily strong quarter last year. This decrease is primarily the result of slower economic conditions.

Other income was $136,000 in 2002 compared to $262,000 in 2001. Most of this decrease was a result of lower currency exchange gains.

Cost of products sold in 2002 was $35,752,000 compared to $37,325,000 in 2001. The decrease was primarily due to lower sales levels. As a percent of net sales, cost of products sold in 2002 was 78.9% compared to 75.1% in 2001. The increased percentage is due to lower absorption of fixed expenses due to decreased manufacturing activity, partially offset by expense control programs.

Selling, general and administrative expenses decreased to $6,211,000 in 2002 from $6,744,000 in 2001 principally due to expense control programs resulting in lower travel and advertising expenses.

Income before income taxes was $3,472,000 in 2002 compared to $5,864,000 in 2001, a decrease of $2,392,000. Income tax expense decreased from $2,260,000 in 2001 to $1,319,000 in 2002, primarily as a result of the decrease in profit. The effective income tax rate was 38.0% in 2002 and 38.5% in 2001.

Net income in 2002 of $2,153,000 decreased $1,451,000 from $3,604,000 in 2001.
As a percent of net sales, net income was 4.8% in 2002 and 7.3% in 2001. Net income per share was $.25 in 2002, a decrease of $.17 from $.42 in 2001.

On February 26, 2002, the Company acquired all of the issued and outstanding stock of American Machine & Tool Co., Inc.("AMT") for a cash purchase price of approximately $16.0 million. On March 1, 2002, the Company acquired all of the issued and outstanding stock of Flo-Pak, Inc.("FLO-PAK") for a cash purchase price of approximately $6.5 million. The acquisitions were financed with cash from the Company's treasury and by a draw of $10.0 million on an unsecured credit facility established on January 3, 2002. In addition, the Company executed four non-interest bearing notes payable to the former shareholders of Flo-Pak in the amount of $948,000. Two of the notes totaling $450,000 were due on April 1, 2002, and the two remaining notes payable totaling approximately $498,000 are due in three annual installments commencing March 1, 2003. The Company anticipates that its borrowings will be repaid by internally generated funds.

The Company expects increased sales of AMT products to be achieved through the Company's existing outlets to domestic and international markets currently not available to AMT. In addition, Gorman-Rupp has the opportunity to market some of its pumps through catalogs that it has had minimal exposure with in the past. AMT's primary sales channel is comprised of large-scale distributors of industial supplies promoted through third-party distributor catalogs. Many of the small "off the shelf" pumps represent commodity type products that the Registrant does not currently manufacture. A significant portion of AMT's sales are through a catalog house under the "TEEL" brand, which has leading recognition in the market place. This will offer the Registrant an opportunity to gain increased market exposure.

Flo-Pak offered the Registrant a "ready business" opportunity to diversify its product line and increase market share without the cost or time to perform the necessary research and development activities to enter the market. Gorman-Rupp has a distribution network and market strength to offer growth opportunities to Flo-Pak eliminating the need for additional capital investment to gain market share.

                THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

LIQUIDITY AND SOURCES OF CAPITAL
--------------------------------

The Company continues to finance most of its capital expenditures and working capital requirements through bank financing and internally generated funds, including accounts receivable reductions. The ratio of current assets to current liablities was 4.6 to 1 at March 31, 2002 and 4.9 to 1 at December 31, 2001.

On January 3, 2002, the Company negotiated an additional unsecured $16.0 million credit facility from a bank with interest at LIBOR plus .75% or at alternate rates as selected by the Company. The Company drew $10.0 million on this facility to partially finance its two acquisitions in the first quarter of 2002.

The change in operating assets and liabilities shown on the Statement of Cash Flows was caused primarily an increase in prepaid pension and an increase in deferred income taxes. The Company paid $18.3 million, net of cash acquired for their two acquisitions.

The Company presently has adequate working capital, adequate borrowing capacity and a healthy liquidity position.


NEW ACCOUNTING PRONOUNCEMENTS
------------------------------

In June 2001, the Financial Accounting Standards Board ("FASB) issued Statement No. 141, "Business Combinations", and Statement No. 142, "Good- will and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amor- tized over their useful lives. The Company adopted the new rules on accounting for goodwill and other intangible assets in the first quarter of 2002. The Company determined there was no effect on the earnings and financial position of the Company upon adoption.

                      PART II - OTHER INFORMATION
                THE GORMAN-RUPP COMPANY AND SUBSIDIARIES


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (b)  Reports filed on Form 8-K during the Quarter Ended
              March 31, 2002

Pursuant to items 2 AND 7, the Company filed a report on Form 8-K dated March 11, 2002 to announce the acquisition of American Machine & Tool Co., Inc. The financial and pro forma information required to be filed pursuant to item 7 of Form 8-K was not available at the time of the filing and was subsequently filed on Form 8-K/A dated May 10,2002.


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



                                              The Gorman-Rupp Company
                                          ------------------------------
                                                    (Registrant)


Date   5/14/02
     ----------------------


                                       By:/S/Judith L. Sovine
                                          ------------------------------
                                           Judith L. Sovine
                                           Treasurer & Principal
                                           Financial Officer