Form 10-Q
period 2002-06-30
GORMAN RUPP CO
filed 2002-08-14
CIK 42682

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 2002      Commission File Number 1-6747
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


Shares outstanding at June 30, 2002
common, without par value, 8,537,553




                               Page 1 of 11 pages

                         PART I - FINANCIAL INFORMATION
                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (in thousands of dollars, except per share data)


                                          Three Months Ended                  Six Months Ended
                                                June 30                           June 30
                                        2002             2001              2002             2001
INCOME                               ----------       ----------        ----------       ----------
  Net sales                             $52,583          $54,838          $97,882          $104,509
  Other income                              262              114              398               376
                                     ----------       ----------       ----------        ----------
    TOTAL INCOME                         52,845           54,952           98,280           104,885

DEDUCTIONS FROM INCOME
  Cost of products sold                  40,336           41,413           76,088            78,738
  Selling, general and
   administrative expenses                7,531            6,951           13,742            13,695
                                     ----------       ----------       ----------        ----------
    TOTAL DEDUCTIONS                     47,867           48,364           89,830            92,433
                                     ----------       ----------       ----------        ----------
INCOME BEFORE INCOME TAXES                4,978            6,588            8,450            12,452
  Income taxes                            1,728            2,590            3,047             4,850
                                     ----------       ----------       ----------        ----------
    NET INCOME                           $3,250           $3,998           $5,403            $7,602
                                     ==========       ==========       ==========        ==========
  Basic And Diluted
  Earnings Per Share                      $0.38            $0.47            $0.63             $0.89

  Dividends Paid Per Share                $0.16            $0.16            $0.32             $0.32

  Avg. Shares Outstanding             8,537,553        8,565,553        8,537,553         8,565,553


                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (in thousands of dollars)

                                                                          Six Months Ended
                                                                              June 30
                                                                    2002                    2001
                                                                 ----------              ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                         $5,403                  $7,602
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                   3,475                   3,585
      Changes in operating assets and liabilities                     1,792                  (1,851)
                                                                 ----------              ----------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                      10,670                   9,336


CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital additions, net                                             (2,013)                 (1,766)
  Change in short-term investments                                      998                  (2,000)
  Payment for acquistions, net of $3,671
    cash acquired                                                   (18,150)                      0
                                                                 ----------              ----------
      NET CASH USED FOR INVESTING ACTIVITIES                        (19,165)                 (3,766)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash dividends                                                     (2,732)                 (2,741)
  Borrowings from bank                                               10,000
  Repayments to bank and note holders                               (10,450)                 (3,413)
                                                                 ----------              ----------
      NET CASH USED FOR FINANCING ACTIVITIES                         (3,182)                 (6,154)


    NET (DECREASE) INCREASE IN CASH                              ----------              ----------
      AND CASH EQUIVALENTS                                          (11,677)                   (584)

  CASH AND CASH EQUIVALENTS:
    Beginning of year                                                20,583                   7,630
                                                                 ----------              ----------
    June 30                                                          $8,906                  $7,046
                                                                 ==========              ==========


                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                            (in thousands of dollars)

                                                                    June 30              December 31
                                                                      2002                  2001
                                 ASSETS                           ----------             ----------

CURRENT ASSETS
  Cash and cash equivalents                                           $8,906                $20,583
  Short-term investments                                                  17                      0
  Accounts receivable                                                 30,510                 28,378
  Inventories                                                         38,207                 33,889
  Other current assets and deferred income taxes                       5,095                  6,269
                                                                  ----------             ----------
      TOTAL CURRENT ASSETS                                            82,735                 89,119

OTHER ASSETS                                                           4,799                  2,280
DEFERRED INCOME TAXES                                                  3,349                  2,819

PROPERTY, PLANT AND EQUIPMENT                                        124,299                118,449
  Less allowances for depreciation                                    67,825                 64,554
                                                                  ----------             ----------
    PROPERTY, PLANT AND EQUIPMENT - NET                               56,474                 53,895

UNALLOCATED EXCESS PURCHASE PRICE OVER NET ASSETS
   OF BUSINESSES ACQUIRED                                              5,895                      0
                                                                  ----------             ----------
      TOTAL ASSETS                                                  $153,252               $148,113
                                                                  ==========             ==========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                    $5,162                 $5,433
  Payrolls and related liabilities                                     3,520                  3,377
  Accrued expenses                                                     9,753                  8,493
  Income taxes                                                         1,307                      0
  Current Portion of long-term note payable                              166                    800
                                                                  ----------             ----------
    TOTAL CURRENT LIABILITIES                                         19,908                 18,103

LONG TERM NOTE PAYABLE                                                   270                      0
POSTRETIREMENT BENEFITS                                               22,056                 22,100

SHAREHOLDERS' EQUITY
  Common shares, without par value
    at stated capital amount                                           5,087                  5,087
  Retained earnings                                                  107,504                104,833
  Accumulated other comprehensive income(loss)                        (1,573)                (2,010)
                                                                  ----------             ----------
    TOTAL SHAREHOLDERS' EQUITY                                       111,018                107,910
                                                                  ----------             ----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $153,252               $148,113
                                                                  ==========             ==========

  Common shares - authorized                                      14,000,000             14,000,000
* Common shares - outstanding                                      8,537,553              8,537,553
  Common shares - treasury                                           327,623                327,623
* After deducting treasury shares


                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 30, 2002

NOTE A - BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10K for the year ended December 31, 2001.

NOTE B - INVENTORIES

The major components of inventories are as follows:

                                      June 30               December 31
(Thousands of dollars)                 2002                     2001
                                     ----------             ----------
Raw materials and in-process            $25,056                $22,224
Finished parts                           10,936                  9,700
Finished products                         2,215                  1,965
                                     ----------             ----------
                                        $38,207                $33,889
                                     ==========             ==========

NOTE C - COMPREHENSIVE INCOME

During the three month periods ended June 30, 2002 and 2001, total comprehensive income was $3,566,000 and $4,337,000, respectively. During the six month periods ended June 30, 2002 and 2001, total comprehensive income was $5,840,000 and $7,594,000, respectively. The reconciling item between net income and comprehensive income consists of foreign currency translation adjustments.

NOTE D - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB) issued Statement No. 141, "Business Combinations," and Statement No. 142, Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted the new rules on accounting for goodwill and other intangible assets in the first quarter of 2002. Since the Company had no goodwill or other intangibles prior to January 1, 2001, there was no effect on the earnings and financial position of the Company upon adoption.

                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 30, 2002

NOTE E - ACQUISITIONS

On February 26, 2002, the Company acquired all of the issued and outstanding stock of American Machine & Tool Co., Inc.("AMT") for a cash purchase price of approximately $16.0 million. On March 1, 2002, the Company acquired all of the issued and outstanding stock of Flo-Pak, Inc.("FLO-PAK") for a purchase price of approximately $6.4 million.($5.5 million in cash and $886,000 in notes) The acquisitions were financed with cash from the Company's treasury and by a draw of $10.0 million on an unsecured credit facility established on January 3, 2002. In addition, the Company executed four non-interest bearing notes payable to the former shareholders of Flo-Pak in the amount of $886,000. Two of the notes totaling $450,000 were due and paid in the second quarter of 2002, and the two remaining notes payable totaling approximately $436,000 are due in three annual installments commencing March 1, 2003. The Company anticipates that its borrowings will be repaid by internally generated funds.

AMT, located in Royersford, Pennsylvania, is a developer and manufacturer of standard centrifugal pumps for industrial and commercial fluid-handling applications and had revenues of approximately $14.9 million for the fiscal year ended October 31, 2001. AMT is operating as a subsidiary of the Company. Flo-Pak, located in Atlanta, Georgia, is a manufacturer of designed pumping systems for the heating, ventilation, and air-conditioning (HVAC) market and had revenues of approximately $11.0 million for the year ended December 31, 2001. Flo-Pak's operations were merged into Patterson Pump Company, a subsidiary of Gorman-Rupp. The results of operations for the acquired entities are included in the Registrant's condensed consolidated statement of income beginning on the date of acquisition. The allocation of the purchase price has not been completed pending the finalization of the third party appraisals regarding goodwill and other intangibles.

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

                                             For the Quarter Ended                        Six Months Ended
                                                   June 30                                    June 30
(in millions, except for          ----------------------------------------   ----------------------------------------
   per share data)                        2002                 2001                  2002                  2001
--------------------------------  -------------------   ------------------   -------------------   ------------------
TOTAL REVENUE                                $52,583              $61,725              $100,978             $117,632

NET INCOME                                     3,250                4,493                 4,693                8,631

BASIC & DILUTED EARNINGS
PER COMMON SHARE                                0.38                 0.52                  0.55                 1.00


                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Second Quarter 2002 vs Second Quarter 2001
------------------------------------------
Net sales were $52,583,000 in 2002 compared to $54,838,000 in 2001, a decrease of 4.1%. The sales decrease is primarily a result of continued slow economic conditions in the capital goods and industrial sectors. Sales in the power generation business continued to weaken due to rescheduling and cancellation of orders by G.E. Power Systems. The total backlog of unfilled orders currently stands at $73,245,000 compared to $91,650,000 last year. Incoming orders usually lag increased economic activity by a period of several months.

Cost of products sold in 2002 was $40,336,000 compared to $41,413,000 in 2001, a decrease of 2.6%. As a percentage of net sales, cost of products sold was 76.7% in 2002 compared to 75.5% in 2001. Decreased manufacturing production activity resulted in decreased absorption of costs which accounted for a majority of the increase in cost of product sold as a percent of sales. Increased casualty and liability and health insurance costs were more than offset by reduced hours worked and reduced workforce levels.

Selling, general and administrative expenses increased from $6,951,000 in 2001 to $7,531,000 in 2002 primarily as a result of the inclusion of a full quarter of expenses of the recent acquisitions of AMT and Flo-Pak.

Income before income taxes was $4,978,000 in 2002 compared to $6,588,000 in 2001, a decrease of $1,610,000. The decrease in income tax expense from $2,590,000 in 2001 to $1,728,000 in 2002, resulted principally from the reduction in taxable income, and to a lesser degree the recognition of an investment tax credit associated with previous capital investment in machinery and equipment. The effective tax rate decreased from 39% in 2001 to 35% in 2002 primarily as a result of the recognition of the investment tax credit.

Net income in 2002 was $3,250,000 which resulted in a decrease of $748,000 from $3,998,000 in 2001, a decrease of 18.7%. As a percent of net sales, net income was 6.2% in 2002 and 7.3% in 2001. Net income per share was $.38 in 2002, a decrease of $.09 from the $.47 in 2001.

                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Six Months 2002 vs Six Months 2001
------------------------------------------
Net sales were $97,882,000 in 2002, a decrease of $6,627,000 or 6.3% from $104,509,000 in 2001. A majority of the decrease is related to continued weakness across all markets, particularly the power generation business with G.E. Power Systems.

Cost of products sold in 2002 was $76,088,000 compared to $78,738,000 in 2001. As a percentage of net sales, the cost of products sold was 77.7% in 2002 compared to 75.3% in 2001. Decreased manufacturing production activity resulted in decreased absorption of costs which accounted for a majority of the increase in cost of product sold as a percent of sales. Increased casualty and liability and health insurance costs were more than offset by reduced hours worked, reduced workforce levels, and cost control programs.

Selling, general and administrative expenses were flat at $13,742,000 in 2002 compared to $13,695,000 in 2001. Expenses in 2002 included four months of the recent acquisitions of AMT and Flo-Pak. Partially offsetting these expenses were continued gains from previously implemented cost control programs.

Income before income taxes was $8,450,000 in 2002 compared to $12,452,000 in 2001,a decrease of $4,002,000. Income tax expense decreased from $4,850,000 to $3,047,000 in 2002. The effective income tax rate was 36.1% in 2002 compared to 38.9% in 2001. The lower effective rate was primarily the result of non-recurring investment tax credits.

Net income of $5,403,000 in 2002 decreased $2,199,000 from $7,602,000 in 2001, a decrease of 28.9%. As a percent of net sales, net income was 5.5% in 2002 and 7.3% in 2001. Net income per share was $.63 in 2002, a decrease of $.26 from the $.89 in 2001.

On February 26, 2002, the Company acquired all of the issued and outstanding stock of American Machine & Tool Co., Inc.("AMT") for a cash purchase price of approximately $16.0 million. On March 1, 2002, the Company acquired all of the issued and outstanding stock of Flo-Pak, Inc.("FLO-PAK") for a cash purchase price of approximately $6.4 million.($5.5 million in cash and $886,000 in notes) The acquisitions were financed with cash from the Company's treasury and by a draw of $10.0 million on an unsecured credit facility established on January 3, 2002. In addition, the Company executed four non-interest bearing notes payable to the former shareholders of Flo-Pak in the amount of $886,000. Two of the notes totaling $450,000 were due and paid in the second quarter of 2002, and the two remaining notes payable totaling approximately $436,000 are due in three annual installments commencing March 1,2003. The Company anticipates that its borrowings will be repaid by internally generated funds.

The Company expects increased sales of AMT products to be achieved through the Company's existing outlets to domestic and international markets currently not available to AMT. In addition, Gorman-Rupp has the opportunity to market some of its pumps through catalogs that it has had minimal exposure with in the past. AMT's primary sales channel is comprised of large-scale distributors of industrial supplies promoted through third-party distributor catalogs. Many of the small "off the shelf" pumps represent commodity type products that the Company does not currently manufacture. A significant portion of AMT's sales are through a catalog house under the "TEEL" brand, which has leading recognition in the market place. This will offer the Company an opportunity to gain increased market exposure.

                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Flo-Pak offered the Company a "ready business" opportunity to diversify its product line and increase market share without the cost or time to perform the necessary research and development activities to enter the market. Gorman-Rupp has a distribution network and market strength to offer growth opportunities to Flo-Pak eliminating the need for additional capital investment to gain market share.

LIQUIDITY AND SOURCES OF CAPITAL
--------------------------------
The Company continues to finance most of its capital expenditures and working capital requirements through internally generated funds and bank financing. The ratio of current assets to current liabilities was 4.2 to 1 at June 30, 2002 and
4.9 to 1 at December 31, 2001.

The Company presently has adequate working capital, adequate borrowing capacity and a healthy liquidity position.

NEW ACCOUNTING PRONOUNCEMENTS
------------------------------

In June 2001, the Financial Accounting Standards Board ("FASB) issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted the new rules on accounting for goodwill and other intangible assets in the first quarter of 2002. Since the Company had no goodwill or other intangibles prior to January 1, 2001, there was no effect on the earnings and financial position of the Company upon adoption.

                           PART II - OTHER INFORMATION
                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

                 Exhibit 99 Certification Pursuant to 18 U.S.C. Section 1350,
                            as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        (b)  Reports filed on Form 8-K during the Quarter Ended
             June 30, 2002

Pursuant to items 2 AND 7, the Company filed a report on Form 8-K dated March 11, 2002 to announce the acquisition of American Machine & Tool Co., Inc. The financial and pro forma information required to be filed pursuant to item 7 of Form 8-K was not available at the time of the filing and was subsequently filed on Form 8-K/A dated May 10, 2002.

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

                                              The Gorman-Rupp Company
                                          ------------------------------
                                                    (Registrant)


Date   August 14, 2002
     ----------------------


                                       By:/S/Robert E. Kirkendall
                                          ------------------------------
                                           Robert E. Kirkendall
                                           Senior Vice President
                                           (Principal Financial and
                                           Accounting Officer)