Form 10-Q
period 2002-09-30
GORMAN RUPP CO
filed 2002-11-06
CIK 42682

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended SEPTEMBER 30, 2002          Commission File Number 1-6747
                      -------------------                                ------

                             THE GORMAN-RUPP COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                        OHIO                                  34-0253990
        ----------------------------------------          ------------------
            (State or other jurisdiction of                (I.R.S. Employer
             incorporation or organization)               Identification No.)


  305 BOWMAN STREET, P.O. BOX 1217, MANSFIELD, OHIO              44901
  -------------------------------------------------            ---------
      (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code  (419) 755-1011
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


Common shares, without par value, outstanding at September 30, 2002 -- 8,540,553


                               Page 1 of 15 pages

                         PART I - FINANCIAL INFORMATION
                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands of dollars, except per share data)                Three Months Ended                     Nine Months Ended
                                                                    September 30,                        September 30,
                                                              2002             2001                 2002              2001
                                                           ---------         ----------           --------          --------
INCOME

  Net sales                                                  $49,139            $51,430            $147,021          $155,939
  Other income                                                   406                225                 804               601
                                                          ----------         ----------          ----------        ----------
    TOTAL INCOME                                              49,545             51,655             147,825           156,540

DEDUCTIONS FROM INCOME
  Cost of products sold                                       39,219             39,471             115,307           118,209
  Selling, general and
   administrative expenses                                     7,191              6,427              20,933            20,122
                                                          ----------         ----------          ----------        ----------
    TOTAL DEDUCTIONS                                          46,410             45,898             136,240           138,331
                                                          ----------         ----------          ----------        ----------
INCOME BEFORE INCOME TAXES                                     3,135              5,757              11,585            18,209
  Income taxes                                                 1,230              2,120               4,277             6,970
                                                          ----------         ----------          ----------        ----------
    NET INCOME                                                $1,905             $3,637              $7,308           $11,239
                                                              ======             ======              ======            ======
  Basic And Diluted
  Earnings Per Share                                           $0.23              $0.42               $0.86             $1.31

  Dividends Paid Per Share                                     $0.16              $0.16               $0.48             $0.48

  Average Shares Outstanding                               8,540,553          8,551,977           8,538,564         8,560,978


                THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands of dollars)
                                                                                        September 30,         December 30,
                                                                                           2002                  2001
                                                                                        -------------         ------------

ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                                 $12,024               $20,583
  Short-term investments                                                                         17                     0
  Accounts receivable                                                                        29,665                28,378
  Inventories                                                                                36,045                33,889
  Other current assets and deferred income taxes                                              6,445                 6,269
                                                                                         ----------            ----------
      TOTAL CURRENT ASSETS                                                                   84,196                89,119

OTHER ASSETS                                                                                  5,185                 2,280
DEFERRED INCOME TAXES                                                                         3,352                 2,819

PROPERTY, PLANT AND EQUIPMENT                                                               125,730               118,449
  Less allowances for depreciation                                                           69,339                64,554
                                                                                         ----------            ----------
    PROPERTY, PLANT AND EQUIPMENT - NET                                                      56,391                53,895

UNALLOCATED EXCESS PURCHASE PRICE OVER NET
   ASSETS OF BUSINESSES ACQUIRED                                                              5,859                     0
                                                                                         ----------            ----------
      TOTAL ASSETS                                                                         $154,983              $148,113
                                                                                         ==========            ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                                           $5,771                $5,433
  Payrolls and related liabilities                                                            3,695                 3,377
  Accrued expenses                                                                           10,125                 8,493
  Income taxes                                                                                1,701                     0
  Current Portion of long-term note payable                                                     145                   800
                                                                                         ----------            ----------
    TOTAL CURRENT LIABILITIES                                                                21,437                18,103

LONG TERM NOTE PAYABLE                                                                          291                     0
POSTRETIREMENT BENEFITS                                                                      22,023                22,100

SHAREHOLDERS' EQUITY
  Common shares, without par value
    at stated capital amount                                                                  5,089                 5,087
  Retained earnings                                                                         108,132               104,833
  Accumulated other comprehensive income (loss)                                              (1,989)               (2,010)
                                                                                         ----------            ----------
    TOTAL SHAREHOLDERS' EQUITY                                                              111,232               107,910
                                                                                         ----------            ----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $154,983              $148,113
                                                                                         ==========            ==========

  Common shares - authorized                                                             14,000,000            14,000,000
* Common shares - outstanding                                                             8,540,553             8,537,553
  Common shares - treasury                                                                  324,623               327,623
* After deducting treasury shares

                THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                       2002                 2001
(in thousands of dollars)                                                            --------              --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                           $7,308               $11,239
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                                     5,194                 5,351
      Changes in operating assets and liabilities                                       4,251                 7,071
                                                                                     --------              --------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                        16,753                23,661


CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital additions, net                                                               (3,612)               (2,336)
  Change in short-term investments                                                        998                (2,000)
  Payment for acquistions, net of $3,671
    cash acquired and related fees                                                    (18,150)                    0
                                                                                     --------              --------
      NET CASH USED FOR INVESTING ACTIVITIES                                          (20,764)               (4,336)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash dividends                                                                       (4,098)               (4,108)
  Purchase of treasury shares                                                               0                  (643)
  Borrowings from bank                                                                 10,000                 2,882
  Repayments to bank and note holders                                                 (10,450)               (6,295)
                                                                                     --------              --------
      NET CASH USED FOR FINANCING ACTIVITIES                                           (4,548)               (8,164)


    NET (DECREASE) INCREASE IN CASH                                                  --------              --------
      AND CASH EQUIVALENTS                                                             (8,559)               11,161

  CASH AND CASH EQUIVALENTS:
    Beginning of year                                                                  20,583                 7,630
                                                                                     --------              --------
    September 30,                                                                     $12,024               $18,791
                                                                                     ========              ========

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS(UNAUDITED)
SEPTEMBER 30, 2002

NOTE A - BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE B - INVENTORIES

The major components of inventories are as follows:

                                                       Sept 30        Dec 31
(Thousands of dollars)                                  2002           2001
                                                      --------       --------
Raw materials and in-process                           $23,638        $22,224
Finished parts                                          10,317          9,700
Finished products                                        2,090          1,965
                                                       -------        -------
                                                       $36,045        $33,889
                                                       =======        =======
NOTE C - COMPREHENSIVE INCOME

During the three month periods ended September 30, 2002 and 2001, total comprehensive income was $1,488,000 and $3,449,000, respectively. During the nine month periods ended September 30, 2002 and 2001, total comprehensive income was $7,329,000 and $11,043,000, respectively. The reconciling item between net income and comprehensive income consists of foreign currency translation adjustments.

NOTE D - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001.("the Statements") Under the Statements, goodwill is no longer amortized but is subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted the rules for accounting for goodwill and other intangible assets contained in the Statements in the first quarter of 2002. Since the Company had no goodwill or other intangibles prior to January 1, 2001, there was no effect on the earnings and financial position of the Company upon adoption. During 2002, the Company acquired two businesses which will result in intangibles and goodwill. In the fourth quarter of 2002, the Company will perform the required annual impairment test for goodwill.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS(UNAUDITED)
SEPTEMBER 30, 2002

NOTE E - ACQUISITIONS

On February 26, 2002, the Company acquired all of the issued and outstanding stock of American Machine & Tool Co., Inc. ("AMT") for a cash purchase price of approximately $16.0 million. On March 1, 2002, the Company acquired all of the issued and outstanding stock of Flo-Pak, Inc. ("Flo-Pak") for a purchase price of approximately $6.4 million. ($5.5 million in cash and $886,000 in notes) The acquisitions were financed with cash from the Company's treasury and by a draw of $10.0 million on an unsecured credit facility established on January 3, 2002. The Company executed four non-interest bearing notes payable to the former shareholders of Flo-Pak in the total amount of $886,000. Two of the notes totaling $450,000 were due and paid in the second quarter of 2002, and the two remaining notes payable totaling approximately $436,000 are payable in three annual installments commencing March 1, 2003. The Company subsequently repaid the $10.0 million unsecured credit facility draw in full with internally generated funds and cash on hand.

AMT, located in Royersford, Pennsylvania, is a developer and manufacturer of standard centrifugal pumps principally for industrial and commercial fluid-handling applications and had revenues of approximately $14.9 million for the fiscal year ended October 31, 2001. AMT is a subsidiary of the Company. Flo-Pak, located in Atlanta, Georgia, is a manufacturer of designed pumping systems for the heating, ventilation, and air-conditioning (HVAC) market and had revenues of approximately $11.0 million for the year ended December 31, 2001. Flo-Pak's operations were merged into Patterson Pump Company, a subsidiary of Gorman-Rupp. The results of operations for the acquired entities are included in the Registrant's condensed consolidated statement of income beginning on the date of acquisition. Allocation of the purchase price has not been completed pending finalization of the third party appraisals regarding goodwill and other intangibles.

The following unaudited pro forma data summarizes the results of operations for the periods indicated as if the fiscal 2002 acquisitions had been completed as of the beginning of the periods presented. The pro forma data shows the effect on actual operating results prior to the acquisitions. Effects of cost reductions and operating synergies are not presented. These pro forma amounts are not indicative of the results that would have actually been achieved if the acquisitions had occurred at the beginning of the periods presented or that may be achieved in the future.

                                       Three Months Ended     Nine Months Ended
                                         September 30,          September 30,
(thousands, except for                -------------------     -----------------
    per share data)                    2002         2001       2002       2001
------------------------               ----         ----       ----       ----

TOTAL REVENUE                         $49,139     $58,219    $150,117   $175,852

NET INCOME                              1,905       4,083       6,598     12,714

BASIC AND  DILUTED EARNINIGS            $0.23       $0.48       $0.77      $1.49
PER COMMON SHARE

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

THIRD QUARTER 2002 COMPARED TO THIRD QUARTER 2001
Net sales were $49,139,000 in 2002 compared to $51,430,000 in 2001, a reduction of $2,291,000 or 4.5%. The lower level of sales followed a continuing trend for manufacturers serving the sluggish capital goods sector. Most notable was a 47% reduction in shipments of fabricated products for the power generation market manufactured by Patterson Pump Company, the Company's wholly-owned subsidiary. The decline was offset by the addition of sales approximating $6,500,000 contributed by the Company's recent acquisitions of AMT and Flo-Pak. The pace of quoting and incoming orders remained good for pumps and engineered systems in the municipal and original equipment markets. The current backlog of unfilled orders is $72,100,000 compared to $88,200,000 last year.

Cost of products sold in 2002 was $39,219,000 compared to $39,471,000 in 2001, a decrease of 0.6%. As a percentage of sales, cost of products sold was 79.8% in 2002 compared to 76.7% in 2001. The increase in cost of goods sold as a percent of sales principally resulted from the reduction in manufacturing activity at all the Company's operating subsidiaries and divisions. Increases in expenses for employee health care, prescription drugs and property and liability insurance premiums also contributed to the higher cost of good sold.

Selling, general, and administrative expenses were $7,191,000 in 2002 compared to $6,427,000 in 2001, an increase of $764,000 or 11.9%. The increase principally resulted from the inclusion of selling, general, and administrative expenses from the Company's recent acquisitions, higher employee health care costs and increases in property and liability insurance premiums, reduced by benefits from cost control programs.

Income before income taxes was $3,135,000 in 2002 compared to $5,757,000 in 2001, a decrease of $2,622,000 or 45.5%. Reduced sales along with increased operating costs principally accounted for the decrease in income before income taxes. The effective tax rate was 39.2% in 2002 compared to 36.8% in 2001. The lower effective rate in 2001 included the benefit of an investment tax credit.

Net income was $1,905,000 in 2002 compared to $3,637,000 in 2001, a decrease of $1,732,000 or 47.6%. As a percent of sales, net income was 3.9% in 2002 compared to 7.1% in 2001. Earnings per share were $0.23 in 2002 compared to $0.42 in 2001, a reduction of $0.19 per share.

NINE MONTHS 2002 VS. NINE MONTHS 2001
Net sales were $147,021,000 in 2002, compared to $155,939,000 in 2001, a reduction of $8,918,000 or 5.7%. The decrease reflects a continuing trend for manufacturers serving the sluggish capital goods sector and reduced orders at Patterson Pump Company arising out of weakness in the power generation business from G.E. Power Systems. The recent acquisitions of AMT and Flo-Pak contributed $14,272,000 in net sales for the nine months.

Cost of products sold in 2002 was $115,307,000 compared to $118,209,000 in 2001, a decrease of 2.5%. As a percentage of net sales, the cost of products sold was 78.4% in 2002 compared to 75.8% in 2001. Decreased manufacturing production activity during the nine months resulted in decreased absorption of fixed costs that accounted for a majority of the increase in cost of product sold as a percent of sales. Increased property and liability and health insurance costs were more than offset by reductions in controllable expenses.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Selling, general, and administrative expenses were $20,933,000 in 2002 compared to $20,122,000 in 2001, an increase of $811,000 or 4.0%. These expenses in 2002 included seven months of expense arising out of the Company's recent acquisitions of AMT and Flo-Pak, which totaled $2,317,000. Continued emphasis on cost containment helped in controlling selling, general and administrative expenses in all subsidiaries and divisions.

Income before income taxes was $11,585,000 in 2002 compared to $18,209,000 in 2001, a decrease of $6,624,000 or 36.4%. Reduced sales along with a higher cost of sales percentage contributed to the decline. Tax expense decreased to $4,277,000 from $6,970,000 in 2001. The effective tax rate was 36.9% in 2002 compared to 38.3% in 2001. The lower effective tax rate was primarily the result of the benefit from non-recurring investment tax credits in the second quarter.

Net Income was $7,308,000 in 2002 compared to $11,239,000 in 2001, a decrease of $3,931,000 or 35.0%. As a percent of net sales, net income was 5.0% in 2002 and 7.2% in 2001. Earnings per share were $.86 in 2002, a decrease of $.45 from the $1.31 in 2001.

Inventories and accounts receivable increased from year end 2001 levels principally due to the recent acquisitions of AMT and Flo-Pak.

On February 26, 2002, the Company acquired all of the issued and outstanding stock of American Machine & Tool Co., Inc. ("AMT") for a cash purchase price of approximately $16.0 million. On March 1, 2002, the Company acquired all of the issued and outstanding stock of Flo-Pak, Inc. ("Flo-Pak") for a purchase price of approximately $6.4 million. ($5.5 million in cash and $886,000 in notes) The acquisitions were financed with cash from the Company's treasury and by a draw of $10.0 million on an unsecured credit facility established on January 3, 2002. The Company executed four non-interest bearing notes payable to the former shareholders of Flo-Pak in the amount of $886,000. Two of the notes totaling $450,000 were due and paid in the second quarter of 2002, and the two remaining notes payable totaling approximately $436,000 are due in three annual installments commencing March 1, 2003. The Company repaid the acquisition borrowings with internally generated funds and cash on hand.

The Company expects increased sales of AMT products to be achieved through the Company's existing outlets to domestic and international markets formerly not available to AMT. AMT's current primary sales channel is to large-scale distributors of industrial supplies sold through third-party distributor catalogs. In the future, the Company has the opportunity to market some of its pumps through these catalogs that it has had minimal exposure to in the past. Many of the small "off the shelf" pumps represent commodity type products that the Company does not currently manufacture. A significant portion of AMT's sales is through a catalog house under the "TEEL(R)" brand, a registered trademark of W.W. Grainger, Inc., which has leading recognition in the market place. This will offer the Company an opportunity to gain increased market exposure.

The acquisition of Flo-Pak provided the Company an opportunity to diversify its product line and enter a market without incurring the cost or time to perform necessary research and development activities to enter the market. The Company's distribution network and market strength offers growth opportunities to Flo-Pak, eliminating the need for additional capital investment to gain market share.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

LIQUIDITY AND SOURCES OF CAPITAL
The Company continues to finance most of its capital expenditures and working capital requirements through internally generated funds and bank financing. The ratio of current assets to current liabilities was 3.9 to 1 at September 30, 2002 and 4.9 to 1 at December 31, 2001.

The Company presently has adequate working capital and borrowing capacity and a strong liquidity position.

NEW ACCOUNTING PRONOUNCEMENTS
In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001.("the Statements") Under the Statements, goodwill is no longer amortized but is subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted the rules for accounting for goodwill and other intangible assets contained in the Statements in the first quarter of 2002. Since the Company had no goodwill or other intangibles prior to January 1, 2001, there was no effect on the earnings and financial position of the Company upon adoption. During 2002, the Company acquired two businesses which will result in intangibles and goodwill. In the fourth quarter of 2002, the Company will perform the required annual impairment test for goodwill.

CONTROLS AND PROCEDURES
As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls, or in other factors that could significantly affect those internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses, subsequent to September 30, 2002.

                           PART II - OTHER INFORMATION
                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

Item 6.  EXHIBITS AND REPORT ON FORM 8-K

      (a) Exhibits

             Exhibit 99 Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports filed on Form 8-K during the Quarter ended September 30, 2002

Pursuant to item 9, the Company filed a report on Form 8-K dated August 14, 2002 to announce the filing of certifications by the Company's Principal Executive Officer and Principal Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               THE GORMAN-RUPP COMPANY
                                                     (Registrant)
Date:  NOVEMBER 6, 2002

                                               By:  /s/JUDITH L. SOVINE
                                                    ---------------------------
                                                      Judith L. Sovine
                                                      Corporate Treasurer


                                               By:  /s/ROBERT E. KIRKENDALL
                                                    ---------------------------
                                                    Robert E. Kirkendall
                                                    Senior Vice President
                                                    (Principal Financial and
                                                       Accounting Officer)

                                 CERTIFICATIONS


         I, Jeffrey S. Gorman, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of The Gorman-Rupp Company;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures(as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report(the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    NOVEMBER 6, 2002                  /s/JEFFREY S. GORMAN
                                           ---------------------
                                           Jeffrey S. Gorman
                                           President and Chief Executive Officer
                                           The Gorman-Rupp Company
                                           (Principal Executive Officer)

                                 CERTIFICATIONS


         I, Robert E. Kirkendall, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of The Gorman-Rupp Company;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures(as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report(the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    NOVEMBER 6, 2002                   /s/ROBERT E. KIRKENDALL
                                            ---------------------------
                                            Robert E. Kirkendall
                                            Senior Vice President
                                            The Gorman-Rupp Company
                                            (Principal Financial Officer)