Form 10-K
period 2002-12-31
GORMAN RUPP CO
filed 2003-03-25
CIK 42682

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the fiscal year ended December 31, 2002   Commission file number 1-6747
                              -----------------                          ------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                             THE GORMAN-RUPP COMPANY
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Ohio                                       34-0253990
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

   305 Bowman St., Mansfield, Ohio                         44903
-------------------------------           ------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code  (419) 755-1011
                                                    --------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

       Title of each class           Name of each exchange on which registered

Common Shares, without par value            American Stock Exchange
--------------------------------            -----------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                         ---    ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
  X
----

Indicate by check mark whether the Registrant is an accelerated filer.
Yes X No
   ---   ---

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value is computed by reference to the price at which the stock was sold as of March 17, 2003. $89,408,380.
                                                  -----------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of March 17, 2003.
                   --------------

                  Common Shares, without par value--8,540,553
                  -------------------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2002 Annual Report to Shareholders incorporated by reference into Part II (Items 5-8).

Portions of Notice of 2003 Annual Meeting of Shareholders and related Proxy Statement incorporated by reference into Part III (Items 10-12).

                                 **************
                     The Exhibit Index is located at Page 19

PART I

ITEM 1.  BUSINESS

Registrant ("Gorman-Rupp" or the "Company") designs, manufactures and sells pumps and related equipment (pump and motor controls) for use in water, wastewater, construction, industrial, petroleum, original equipment, agricultural, fire protection, heating, ventilating and air conditioning (HVAC), military and other liquid-handling applications.

PRODUCTS

The principal products of the Company are pumps and fluid control products. (The Company operates principally in one business segment, the manufacture and sale of pumps and related fluid control equipment.) The following table sets forth, for the years 2000 through 2002, the total net sales, income before income taxes and identifiable assets ($000 omitted) of the Company.

                               2002       2001       2000
                             --------   --------   --------

Net Sales                    $194,075   $202,927   $190,144
Income Before Income Taxes     14,203     23,035     22,196
Identifiable Assets           152,846    148,113    145,881


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

On February 28, 2002, the Company acquired all of the issued and outstanding stock of American Machine and Tool Co., Inc. of Pennsylvania ("AMT"). Located in Royersford, Pennsylvania, AMT is a developer and manufacturer of standard centrifugal pumps for industrial and commercial fluid-handling applications. AMT's primary sales channel is comprised of large-scale distributors of industrial supplies promoted through third-party distributor catalogs. The acquisition of AMT offers the Company an opportunity to market commodity-type products and increase sales of AMT's products through the Company's existing outlets to domestic and international customers. AMT operates as a wholly owned subsidiary of Gorman-Rupp.

On March 1, 2002, the Company acquired all of the issued and outstanding stock of Flo-Pak, Inc. ("Flo-Pak"). Located in Chamblee, Georgia, Flo-Pak is a manufacturer of designed pumping systems for the HVAC and fire protection markets. The acquisition of Flo-Pak offers the Company an opportunity to diversify its sales into the HVAC product line and to increase its market share in fire protection products. Flo-Pak has been merged into Patterson Pump Company, a wholly owned subsidiary of the Company.

Gorman-Rupp continues to emphasize product development. Several of the Company's existing products have been re-designed with added features to enable them to be employed in various new applications.

MARKETING

Except for government and export sales, the Company's pumps are marketed in the United States and Canada through a network of about 1,000 distributors, through manufacturers' representatives (for sales to many original equipment manufacturers), through third-party distributor catalogs, and by direct sales. The Company is seeking alliances to further enhance marketing opportunities. Government sales are handled directly by the Company; and export sales are made through the Company's wholly owned subsidiary, The Gorman-Rupp International Company, as well as through foreign distributors and representatives. During 2002, shipments to one customer approximated 11.6% of total net sales; and at December 31, 2002, less than one percent of total accounts receivable were due from this one customer.

In recent years, Gorman-Rupp has actively pursued international business opportunities by, among other efforts, opening facilities outside North America. In 1996, the Company established an office in Greece to improve access to Middle East and European markets. In 1998, Patterson Pump Company's majority-owned subsidiary, Patterson Pump Ireland Limited, started the assembly of pumps in Ireland to further serve the European market. (In March 2002, Patterson Pump Company acquired the balance of the equity interest in Patterson Pump Ireland Limited.) In 1999, the Mansfield Division opened a warehouse in Grindstead, Denmark to further enhance marketing opportunities in Europe and the Middle East. This warehouse was closed in 2001 and a warehouse near Amsterdam, The Netherlands was opened in January 2002 to better serve these purposes. The Company's foreign operations do not involve any material risks due to their small size, both individually and collectively.

Approximately 14% of all 2002 sales were made to customers outside the United States (as compared to 16% in 2001 and 19% in 2000). The Company continues its efforts to penetrate international markets principally by its aggressive response to worldwide pump needs.

COMPETITION

During the 1990's, a number of consolidations occurred within the highly competitive pump industry. Gorman-Rupp estimates that 80 other companies selling pumps and pump units compete in one or more of the lines of business and applications in which comparable products of the Company are utilized. Many pumps are specifically designed and engineered for a particular customer's application. The Company believes that proper application, product performance and service are the principal methods of competition, and attributes its success to its emphasis in these areas.

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

The Company purchases motors, for its polypropylene bellows pumps and magnetic drive pumps from several alternative vendors, and motor components for its large submersible pumps from a limited number of suppliers. Small motor requirements are also currently sourced from alternative suppliers.

The other production operations of the Company consist of the machining of castings, the cutting and shaping of bar stock and structural members, the manufacture of a few minor components, and the assembling, painting and testing of its products. Virtually all of the Company's products are tested prior to shipment.

OTHER ASPECTS

As of December 31, 2002, the Company employed approximately 1,033 persons, of whom approximately 611 were hourly employees. The Company has no collective bargaining agreements, has never experienced a strike and considers its labor relations to be satisfactory.

Although the Company owns a number of patents, and several of them are important to its business, Gorman-Rupp believes that the business of the Company is not materially dependent upon any one or more patents.

As of December 31, 2002, the value of the Company's backlog of unfilled orders was approximately $70,185,410, of which $46,055,463 was for the unfilled orders of Patterson Pump Company. Approximately 94% of the Company's backlog of unfilled orders, including the unfilled orders of Patterson Pump Company, is scheduled to be shipped during 2003, with the remainder scheduled to be shipped during 2004. As of December 31, 2001, the value of the backlog of unfilled orders was approximately $74,674,000, of which $55,925,000 was for the unfilled orders of Patterson Pump Company.

AVAILABLE INFORMATION

The Company maintains a website accessible through its Internet address of www.gormanrupp.com. Gorman-Rupp makes available free of charge on or through www.gormanrupp.com its annual, quarterly and current reports, and any amendments thereto, as soon as reasonably practicable after those reports (and any amendments) are electronically filed with or furnished to the Securities and Exchange Commission. (As noted in Gorman-Rupp's Annual Report to Shareholders, a paper copy of the Company's Form 10-K is also available free of charge upon written request to the Company's Corporate Secretary.) However, the information contained on the Company's website is not a part of this Form 10-K or any other report filed with or furnished to the Commission.

ITEM 2.  PROPERTIES

All of the production operations of the Company are conducted at its plants located in Mansfield and Bellville, Ohio; Sand Springs, Oklahoma; Toccoa and Chamblee, Georgia; St.Thomas, Ontario; County Westmeath, Ireland; and Royersford, Pennsylvania. The Company owns an approximately 26,000 square foot facility in Sparks, Nevada comprising a training center and warehouse. In addition, the Company leases an approximately 10,000 square foot warehouse facility near Amsterdam, The Netherlands to house pumps and pump parts. All of the Company's properties, except the leased facilities in Ireland, The Netherlands and Chamblee, Georgia, are owned in fee without any material encumbrance. The Company's eight production facilities are described below in more detail.

                                    Square           Operation
     Location                       Footage          Start Date        Description of Production Activity
     --------                       -------          ----------        ----------------------------------
     Mansfield, Ohio                238,000          1947              Assembly, Warehousing and Office(1)
                                    134,200          1968              Assembly, Warehousing and Office(2)
                                    173,775          1975              Machining Operations(3)
                                     11,500          1979              Training, Personnel and Advertising
                                     83,500          1983              Warehousing(4)
                                    360,000          2000              Machining, Assembly and Warehousing(5)

     Bellville, Ohio                  93,200         1953              Assembly, Warehousing and Office(6)

     Sand Springs, Oklahoma           28,200         1977              Manufacturing, Warehousing and Office(7)



     Toccoa, Georgia                171,750          1988              Manufacturing, Warehousing and Office(8)

     Chamblee, Georgia               26,260          2002              Manufacturing, Warehousing and Office(9)
                                      7,658          2002              Warehousing (10)

     St. Thomas, Ontario, Canada     52,600          1960              Manufacturing, Warehousing and  Office(11)

     County Westmeath, Ireland        4,500          1998              Manufacturing(12)

     Royersford, Pennsylvania        78,400          2002              Manufacturing, Warehousing and Office (13)
                                     43,100          2002              Warehousing (14)

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

(5) In 1997, the Company purchased 90 acres of undeveloped land near the Mansfield Lahm Airport for future expansion and consolidation of facilities for the Mansfield Division and the Corporate Office. In 1998, design work and site preparation began on the new consolidated facilities project. In 2000, the first phase of the manufacturing and warehousing facility was completed, and the machining, weld and fabrication operations of the Mansfield Division were relocated to this facility.

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

(9) This facility supports the operations of the Flo-Pak business unit of Patterson Pump Company. It is leased to Patterson Pump Company by a limited liability corporation owned by the two former owners of Flo-Pak, Inc. for a term of 86 months (beginning March 1, 2001).

(10) This facility supports the operations of the Flo-Pak business unit of Patterson Pump Company. It is leased to Patterson Pump Company by an unrelated company for a term of 12 months ending May 1, 2003.

(11) The plant in St. Thomas, Ontario is operated by Gorman-Rupp of Canada, Ltd. It is situated on an 11 acre site and has undergone a number of expansions since it was established in 1960, the latest being completed in 1998.

(12) The manufacturing facilities occupied by Patterson Pump Ireland Limited consist of 4,500 square feet of leased manufacturing space. Office space is shared with another occupant in the building.

(13) This facility supports the operations of American Machine and Tool Co., Inc. of Pennsylvania. It is located on a 3.25 acre site and has undergone a number of expansions since it was established in 1962.

(14) This facility also supports the operations of American Machine and Tool Co., Inc. of Pennsylvania. It is located on a 2.2 acre site and has undergone two expansions since it was established in 1982. Ten thousand square feet of this facility have been leased to an unrelated company under a 60 month agreement (beginning March 15, 1999), with an option to renew for an additional 60 month term (beginning March 15, 2004).

The Company considers its plants, machinery and equipment to be well maintained, in good operating condition and adequate for the present uses and business requirements of the Company.

ITEM 3.  LEGAL PROCEEDINGS

Numerous business entities in the pump and fluid-handling industries, as well as a multitude of companies in many other industries, have been targeted in a series of lawsuits in several jurisdictions by various individuals seeking redress to claimed injury as a result of the entities' alleged use of asbestos in their products. The Company and three of its subsidiaries have been drawn into this mass-scaled litigation, typically as one of hundreds of co-defendants in a particular proceeding. (The vast majority of these cases are against Patterson Pump Company.) The allegations in the lawsuits involving the Company and/or its subsidiaries are vague, general and speculative, and most cases have not advanced beyond the early stage of discovery. In certain situations, the plaintiffs have voluntarily dismissed the Company and/or its subsidiaries from some of the lawsuits after the plaintiffs have acknowledged that there is no basis for their claims. Insurers of the Company have engaged legal counsel to represent the Company and its subsidiaries and to protect their interests.

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

                                                                                       Date
                                                                                     Elected to
Name                       Age              Office                                    Position
----------------------------------------------------------------------------------------------
James C. Gorman            78      Chairman                                             1989

Jeffrey S. Gorman          50      President and Chief Executive Officer;
                                   General Manager, Mansfield Division             1998/1989

Robert E. Kirkendall       60      Senior Vice President and Assistant
                                   Corporate Secretary                                  2002

William D. Danuloff        55      Vice President Information Technology                1991
                                   (formerly Information Services)

Judith L. Sovine           58      Treasurer                                            2001

David P. Emmens            54      Corporate Counsel and Corporate
                                   Secretary                                       1997/2002

Except as noted, each of the above-named officers has held his or her executive position with the Company for the past five years. Mr. J. C. Gorman served as the Company's President from 1964 until 1989, and as Chief Executive Officer from 1964 until 1996. (He has served as a Director of the Company continuously since 1946.) Mr. J. S. Gorman was elected President and Chief Executive Officer effective May 1, 1998, after having served as Senior Vice President since 1996. Mr. J. S. Gorman has held the position of General Manager of the Mansfield Division since 1989. He served as Assistant General Manager from 1986 to 1988; and he held the office of Corporate Secretary from 1982 to 1990. (He has served as a Director of the Company continuously since 1989.) Mr. Kirkendall was elected as Senior Vice President and Assistant Corporate Secretary in 2002. He served as Vice President Corporate Development from 1999 to 2002, Corporate Secretary from 1990 to 2002 and Assistant Treasurer from 1982 to 1999. Mr. Danuloff was elected Vice President Information Technology (formerly Vice President Information Services) in 1991, after having served as Director of Information Services from 1981 to 1991. Ms. Sovine was elected Treasurer in 2001. She served as Assistant Treasurer from 1999 to 2001 and prior to 1999 held a variety of financial management positions within the Company. Mr. Emmens joined the Company as Corporate Counsel in 1997, and was elected as Corporate Secretary in 2002. He served as Assistant Corporate Secretary from 1999 to 2002.

Mr. J. S. Gorman is the son of Mr. J. C. Gorman. Mr. Christopher H. Lake, a Director of the Company, is the son of Dr. Peter B. Lake, also a Director. There are no other family relationships among any of the Executive Officers and Directors of the Company.


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Attention is directed to the section "Ranges of Stock Prices" and the data immediately below pertaining to the shareholder information reported by the Transfer Agent and Registrar on page 26 in the Company's 2002 Annual Report to Shareholders, which are incorporated herein by this reference.

ITEM 6.  SELECTED FINANCIAL DATA

Attention is directed to the section "Eleven Year Summary of Selected Financial Data" on pages 22 and 23 in the Company's 2002 Annual Report to Shareholders, which is incorporated herein by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Attention is directed to the section "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 19-21, and to page 27, in the Company's 2002 Annual Report to Shareholders, which are incorporated herein by this reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Attention is directed to the section "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 19-21, and to page 27, in the Company's 2002 Annual Report to Shareholders, which are incorporated herein by this reference. The Company's foreign operations do not involve any material risks due to their small size, both individually and collectively. Other than as indicated in paragraph 5 on page 19 referenced above, the Company has no material market risk exposures required to be reported by Item 305 of Regulation S-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Attention is directed to the Company's consolidated financial statements, the notes thereto and the report of independent auditors thereon on pages 10-19, and to the section "Summary of Quarterly Results of Operations" on pages 22 and 23, in the Company's 2002 Annual Report to Shareholders, which are incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has not changed its independent public accountants and there have been no reportable disagreements with such accountants regarding accounting principles or practices or financial disclosure matters.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

With respect to Directors, attention is directed to the section "Election of Directors" in the Company's definitive Notice of 2003 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which is incorporated herein by this reference.

With respect to executive officers, attention is directed to Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Attention is directed to the sections "Board of Directors and Directors' Committees", "Executive Compensation", "Pension and Retirement Benefits", "Salary Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation" in the Company's definitive Notice of 2003 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Attention is directed to the sections "Principal Shareholders", "Election of Directors" and "Shareholdings by Executive Officers" in the Company's definitive Notice of 2003 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.

On May 22, 1997, the Company's Board of Directors adopted a Non-Employee Directors' Compensation Plan. This Plan became effective without shareholder approval and constitutes the Company's only equity compensation plan. The Plan provides for share compensation for regular services performed by each of the Company's non-employee Directors. In addition to cash compensation, non-employee Directors receive an automatic award of 500 Common Shares (from the Company's treasury) on each July 1 (through 2006). The number of Common Shares which may be

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS--CONTINUED

awarded under the Plan cannot exceed 50,000. As of December 31, 2002, 16,500 Common Shares had been issued to non-employee Directors and 33,500 Common Shares remained available for future issuance. No options, warrants or rights are available for issuance under the Plan. Attention is directed to the section "Board of Directors and Directors' Committees" in the Company's definitive Notice of 2003 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which is incorporated herein by this reference.

                      EQUITY COMPENSATION PLAN INFORMATION


                           Number of securities
                           to be issued upon                  Weighted average
                           exercise of outstanding            exercise price of                  Number of securities
                           options, warrants and              outstanding options,               remaining available
Plan Category              rights                             warrants and rights                for future issuance
-----------------------    ----------------------------       ------------------------           --------------------------
Non-Employee                         -0-                             $ -0-                               33,500
Directors' Com-
pensation Plan
(not approved
by shareholders)

Equity compensation                    -                                 -                                    -
plans approved by
shareholders

Total                                 -0-                            $ -0-                               33,500


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has no relationships or transactions required to be reported by Item 404 of Regulation S-K.

ITEM 14.  CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the principal executive officer and principal financial officer, of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective.

Subsequent to the date of their evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)  The following documents are filed as part of this report:

        1. Financial Statements

         With respect to the consolidated financial statements of the Registrant and its subsidiaries, the following documents have been incorporated by reference into this report:

                  (i)  Consolidated balance sheets--December 31, 2002 and 2001
                 (ii)  Consolidated statements of income--Years ended
                       December 31,  2002, 2001 and 2000
                (iii) Consolidated statements of shareholders' equity--Years ended December 31, 2002, 2001 and 2000
                 (iv) Consolidated statements of cash flows--Years ended December 31, 2002, 2001 and 2000
                  (v)  Notes to consolidated financial statements
                 (vi)  Report of independent auditors

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

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K--CONTINUED

                (3)  (i) Articles of incorporation and  (ii)  By-laws
                (4) Instruments defining the rights of security holders, including indentures
                (10) Material contracts
                (13) Annual report to security holders
                (21) Subsidiaries of the registrant
                (23) Consent of independent auditors
                (24) Powers of attorney
                (99) Additional exhibits

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GORMAN-RUPP COMPANY

*By    David P. Emmens
       ---------------
       David P. Emmens
       Attorney-In-Fact

Date:  March 25, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

*Jeffrey S. Gorman                 President, Principal Executive
 --------------------------        Officer and Director
 Jeffrey S. Gorman

*Robert E. Kirkendall              Senior Vice President and Principal Financial
 --------------------------        and Accounting Officer
 Robert E. Kirkendall

*James C. Gorman                   Director
 --------------------------
 James C. Gorman

*William A. Calhoun                Director
 --------------------------
 William A. Calhoun

*Thomas E. Hoaglin                 Director
 --------------------------
 Thomas E. Hoaglin

*Christopher H. Lake               Director
 --------------------------
 Christopher H. Lake

*Peter B. Lake                     Director
 --------------------------
 Peter B. Lake

*W. Wayne Walston                  Director
 --------------------------
 W. Wayne Walston

*John A. Walter                    Director
 --------------------------
 John A. Walter

*The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K on behalf of The Gorman-Rupp Company and on behalf of each of the above-named Officers and Directors of The Gorman-Rupp Company pursuant to Powers of Attorney executed by The Gorman-Rupp Company and by each such Officer and Director and filed with the Securities and Exchange Commission.

March 25, 2003


By: /s/ David P. Emmens
    -------------------
    David P. Emmens
    Attorney-In-Fact

                                 CERTIFICATIONS

I, Jeffrey S. Gorman, certify that:

    1   I have reviewed this annual report on Form 10-K of The Gorman-Rupp
        Company;

    2 Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3 Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4 The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others with those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 25, 2003                   /s/ Jeffrey S. Gorman
                                        -----------------------
                                        Jeffrey S. Gorman
                                        President and Chief Executive Officer
                                        The Gorman-Rupp Company
                                        (Principal Executive Officer)

                                 CERTIFICATIONS

I, Robert E. Kirkendall, certify that:

        1 I have reviewed this annual report on Form 10-K of The Gorman-Rupp Company;

        2 Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3 Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4 The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others with those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 25, 2003                        /s/ Robert E. Kirkendall
                                             ------------------------
                                             Robert E. Kirkendall
                                             Senior Vice President
                                             The Gorman-Rupp Company
                                             (Principal Financial Officer)

ANNUAL REPORT ON FORM 10-K

THE GORMAN-RUPP COMPANY

For the Year Ended December 31, 2002

EXHIBIT INDEX

                  EXHIBIT

(3) (4)      Amended Articles of Incorporation, as amended                      *

(3) (4)      Regulations                                                        *

(10)(a)      Form of Indemnification Agreement between the
             Company and its Directors and Officers                            **

(10)(b)      Non-Employee Directors' Compensation Plan                         20

(13)         Incorporated Portions of 2002 Annual Report
             to Shareholders                                                   22

(21)         Subsidiaries of the Company                                       38

(23)         Consent of Independent Auditors                                   39

(24)         Powers of Attorney                                                40

(99)         Certification Pursuant to 18 U. S. C. Section 1350,
             as adopted pursuant to Section 906 of the Sarbanes-Oxley          43
             Act of 2002.

-------------------------------------

* Incorporated herein by this reference from Exhibits (3) (4) of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

** Incorporated herein by this reference from Exhibit (10) of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.