Form 10-Q
period 2003-03-31
GORMAN RUPP CO
filed 2003-04-30
CIK 42682

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 2003               Commission File Number 1-6747
                      --------------                                      ------

                             The Gorman-Rupp Company
 -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Ohio                                          34-0253990
-------------------------------                  -------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                        Identification No.)


305 Bowman Street, P.O. Box 1217, Mansfield, Ohio                  44901
-------------------------------------------------         ----------------------
    (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code  (419) 755-1011
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Common shares, without par value, outstanding at March 31, 2003.   8,540,553

                                *****************


                               Page 1 of 16 pages

                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002


PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited)

              Condensed Consolidated Statements of Income
                   -Three months ended March 31, 2003 and 2002

              Condensed Consolidated Balance Sheets
                   -March 31, 2003 and December 31, 2002

              Condensed Consolidated Statements of Cash Flows
                   -Three months ended March 31, 2003 and 2002

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Item 3.  Quantitative and Qualitative Disclosures of Market Risk

     Item 4.  Controls and Procedures

PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on 8-K

PART I.  FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS(UNAUDITED)

                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



(Thousands of dollars, except per share amounts)                     Three Months Ended
                                                                          March 31,
                                                                   2003               2002
                                                                ---------         ----------

Net sales                                                         $43,793            $45,299
Cost of products sold                                              35,355             35,752
                                                                  -------            -------
    Gross Profit                                                    8,438              9,547

Selling, general and
   administrative expenses                                          6,763              6,079
                                                                  -------            -------
    Operating Income                                                1,675              3,468

Other income                                                          362                136

Other expense                                                        (101)              (132)
                                                                  -------            -------
    Income Before Income Taxes                                      1,936              3,472

Income taxes                                                          734              1,319
                                                                  -------            -------
    Net Income                                                     $1,202             $2,153
                                                                  =======            =======
Basic And Diluted
  Earnings Per Share                                                $0.14              $0.25

Dividends Paid Per Share                                            $0.17              $0.16

Average Shares Outstanding                                      8,540,553          8,537,553

                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Thousands of dollars)
                                                                  March 31,          December 31,
                                                                    2003                2002
                                                                -----------          -----------
Assets

Current Assets:

  Cash and cash equivalents                                      $14,052               $13,086
  Accounts receivable                                             28,430                29,234
  Inventories                                                     36,902                35,587
  Other current assets and deferred income taxes                   5,623                 5,952
                                                                --------              --------
      Total Current Assets                                        85,007                83,859

Property, plant and equipment                                    130,179               128,853
  less allowances for depreciation                                73,097                71,096
                                                                --------              --------
    Property, Plant and Equipment - Net                           57,082                57,757

Other assets                                                      11,439                11,230
                                                                --------              --------
      Total Assets                                              $153,528              $152,846
                                                                 =======              ========

Liabilities and Shareholders' Equity

Current Liabilities:

  Accounts payable                                                $6,386                $6,557
  Payrolls and related liabilities                                 3,583                 3,306
  Accrued expenses                                                 8,740                 8,806
  Income taxes                                                     1,177                   468
  Current portion of long-term notes payable                         145                   145
                                                                --------              --------
    Total Current Liabilities                                     20,031                19,282

Long-term notes payable                                              145                   291

Postretirement benefits                                           21,954                21,817

Shareholders' Equity Common shares, without par value:
      Authorized  - 14,000,000 shares;
      Outstanding - 8,540,553 shares in 2003 and 2002
          (after deducting treasury shares of 324,623
           in 2003 and 2002) at stated capital amount              5,089                 5,089

  Retained earnings                                              108,059               108,309
  Accumulated other comprehensive income (loss)                   (1,750)               (1,942)
                                                                --------              --------
    Total Shareholders' Equity                                   111,398               111,456
                                                                --------              --------
      Total Liabilities and Shareholders' Equity                $153,528              $152,846
                                                                ========              ========


                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


(Thousands of dollars)                                              Three Months Ended
                                                                         March 31,
                                                                  2003                 2002
                                                                --------             --------
Cash Flows From Operating Activities:

  Net income                                                      $1,202                $2,153
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                1,764                 1,669
      Changes in operating assets and liabilities                    686                  (651)
                                                                ========              ========
      Net Cash Provided by Operating Activities                    3,652                 3,171

Cash Flows From Investing Activities:

  Capital additions, net                                          (1,089)               (1,104)
  Change in short-term investments                                     0                   (24)
  Payment for acquistions, net of $3,671
    cash acquired and related fees                                     0               (18,287)
                                                                ========              ========
      Net Cash Used For Investing Activities                      (1,089)              (19,415)

Cash Flows From Financing Activities

  Cash dividends                                                  (1,452)               (1,366)
  Borrowings from bank                                                 0                10,000
  Repayments to bank and note holders                               (145)                    0
                                                                ========              ========
      Net Cash (Used for) Provided by Financing Activities        (1,597)                8,634
                                                                ========              ========
      Net Increase (Decrease) in Cash
        and Cash Equivalents                                         966                (7,610)

  Cash and Cash Equivalents:
    Beginning of year                                             13,086                20,583
                                                                ========              ========
    March 31,                                                    $14,052               $12,973
                                                                ========              ========

                                        5

ITEM 1.  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Certain prior year amounts have been reclassified to conform to the 2002 presentation.


NOTE B -- INVENTORIES

The major components of inventories are as follows:

                                                   March 31         Dec 31
(Thousands of dollars)                              2003             2002
                                                  --------         --------
Raw materials and in-process                      $ 21,546         $20,778
Finished parts                                      13,449          12,970
Finished products                                    1,907           1,839
                                                  --------         -------
                                                  $ 36,902         $35,587
                                                  ========         =======

NOTE C -- COMPREHENSIVE INCOME

During the three month periods ended March 31, 2003 and 2002, total comprehensive income was $1,394,000 and $2,274,000, respectively. The reconciling item between net income and comprehensive income consists of foreign currency translation adjustments.


NOTE D -- ACQUISITIONS

On February 28, 2002, the Company acquired all of the issued and outstanding stock of American Machine & Tool Co., Inc. ("AMT") for a cash purchase price of approximately $12.6 million net of $3.7 million cash acquired. AMT's "off the shelf" pumps give the Company the opportunity to market commodity type products. AMT, located in Royersford, Pennsylvania, is a developer and manufacturer of standard centrifugal pumps for industrial and commercial fluid-handling applications. The acquisition of AMT offers the Company the opportunity to increase sales of AMT's products through the Company's existing outlets to domestic and international markets. AMT's primary sales channel is comprised of large-scale distributors of industrial supplies promoted through third-party distributor catalogs. AMT operates as a subsidiary of the Company.

ITEM 1.  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (UNAUDITED)--CONTINUED

NOTE D--ACQUISITIONS--CONTINUED

On March 1, 2002, the Company acquired all of the issued and outstanding stock of Flo-Pak, Inc. ("Flo-Pak") for a purchase price of approximately $6.5 million, of which $5.6 million was cash and $900,000 was a note payable, a portion of which was subsequently paid in 2002. The acquisition of Flo-Pak offers the Company a "ready business" opportunity to diversify its product line and increase market share without the cost or time to perform the necessary research and development activities to enter the market. Gorman-Rupp has a distribution network and market strength to offer growth opportunities to Flo-Pak eliminating the need for additional capital investment to gain market share. Flo-Pak, located in Atlanta, Georgia, is a manufacturer of designed pumping systems for the heating, ventilation and air-conditioning (HVAC) market. The results of operations of Flo-Pak are part of Patterson Pump Company, a subsidiary of the Company.

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


                                                          Three Months Ended
                                                             March 31, 2002
(Thousands of dollars, except per share amounts)        ------------------------

Total Revenue                                                    $48,395

Net Income                                                         1,443

Basic and Diluted Earnings
Per Common Share                                                   $0.17

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this section and elsewhere herein contain various forward-looking statements and includes assumptions concerning The Gorman-Rupp Company's operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, The Gorman-Rupp Company provides the following cautionary statement identifying important economic, political, and technological factors, among others, the absence of which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.

Such factors include the following: (1) continuation of the current and projected future business environment, including interest rates and capital and consumer spending; (2) competitive factors and competitor responses to Gorman-Rupp initiatives; (3) successful development and market introductions of anticipated new products; (4) stability of government laws and regulation, including taxes; (5) stable governments and business conditions in emerging economies; (6) successful penetration of emerging economies and (7) continuation of the favorable environment to make acquisitions, domestic and foreign, including regulatory requirements and market values of candidates.

FIRST QUARTER 2003 COMPARED TO FIRST QUARTER 2002
Net sales for the first quarter were $43,793,000 in 2003 compared to $45,299,000 in 2002, a reduction of $1,506,000 or 3.3 percent. Economic uncertainty continued to place pressure on the Company's products sold in the capital goods sector. Revenue from sales of the Company's pump products increased 12.7% compared to the first quarter 2002; 3.2% after excluding the impact of acquisitions made during 2002. This growth was more than offset by a 78% reduction in shipments of fabricated products for the power generation market. The reduction resulted from postponement and cancellation of orders due to lack of need for additional capacity in the power generation market and is projected to continue through 2004.

Cost of products sold in the first quarter 2003 was $35,355,000 compared to $35,752,000 during 2002, a decrease of 1.1 percent. As a percentage of sales, cost of products sold was 80.7% in 2003 compared to 78.9 % in 2002. The increase in cost of goods sold as a percent of sales was principally the effect of volume related costs and the further reduction in manufacturing fabricated products for the power generation market, reduced by benefits from cost reduction programs. Manufacturing cost increases in pension and postretirement expense along with property and liability insurance premiums also contributed to the higher percentage.

Selling, general, and administrative expenses were $6,763,000 in 2003 compared to $6,079,000 in 2002, an increase of $684,000 or 11.3 percent. The increase principally resulted from the inclusion for the full quarter in 2003 of selling, general, and administrative expenses from the Company's acquisitions made in 2002, somewhat reduced by benefits from cost control programs . Higher employee pension and postretirement costs and increases in property and liability insurance premiums also added to the increased expense.

Other income was $362,000 in 2003 compared to $136,000 in 2002, an increase of $226,000 or 166.2 percent. This was principally the result of the change in the foreign currency exchange rates.

Other expense was $101,000 in 2003 compared to $132,000 in 2002, a decrease of $31,000 or 23.5 percent. This was primarily the result of the decrease in interest expense for 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

Income before income taxes was $1,936,000 in 2003 compared to $3,472,000 in 2002, a decrease of $1,536,000 or 44.2 percent. Reduced sales along with the increased effect of volume related expenses and increased selling , general, and administrative expense were the principle reasons for the decrease in income before income taxes. The effective tax rate was 37.9% in 2003 and 38.0% in 2002.

Net income was $1,202,000 in 2003 compared to $2,153,000 in 2002, a decrease of $951,000 or 44.2 percent. As a percent of sales, net income was 2.7% in 2003 compared to 4.8% in 2002. Earnings per share were $0.14 in 2003 compared to $0.25 in 2002, a reduction of $0.11 per share.

On February 28, 2002, the Company acquired all of the issued and outstanding stock of American Machine & Tool Co., Inc. ("AMT") for a net cash purchase price of approximately $12.6 million. On March 1, 2002, the Company acquired all of the issued and outstanding stock of Flo-Pak, Inc. ("Flo-Pak") for a cash purchase price of approximately $5.6 million. The acquisitions were financed with cash from the Company's treasury, $900,000 of notes payable and by a draw of $10.0 million on an unsecured credit facility. The Company paid back the bank borrowings in 2002. AMT, located in Royersford, Pennsylvania, is a developer and manufacturer of standard centrifugal pumps for industrial and commercial fluid-handling applications. AMT operates as a subsidiary of the Company. Flo-Pak, located in Atlanta, Georgia, is a manufacturer of designed pumping systems for the HVAC market. Flo-Pak's operations have been merged into Patterson Pump Company, a subsidiary of the Company.

In March 2002, Patterson Pump Company, acquired the remaining interest in its subsidiary Patterson Pump Ireland Limited. Patterson Pump Company now owns 100% of Patterson Pump Ireland Limited. Pump assembly at Patterson Pump Ireland Limited will continue to serve the European market.

LIQUIDITY AND SOURCES OF CAPITAL
Cash flows from operating activities increased $481,000 from $3,171,000 in the three months ended March 31, 2002 to $3,652,000 in the three months ended March 31, 2003. The increase was primarily related to decreased working capital requirements partially offset by decreased net income.

Investing activities included payments for normal capital additions of $1,089,000 and $1,104,000 for the three months ended March 31, 2003 and 2002, respectively. For the quarter ended March 31, 2002, cash used for the business acquisitions was $18,287,000.

Financing activities consisted of payments primarily for dividends which were $1,452,000 and $1,366,000 for the three months ended March 31, 2003 and 2002, respectively. For the quarter ended March 31, 2002, $10,000,000 was borrowed to finance the acquisitions. Later in 2002, this amount was repaid to the banks from internally generated funds.

The Company continues to finance most of its capital expenditures and working capital requirements through internally generated funds and bank financing. The ratio of current assets to current liabilities was 4.2 to 1 at March 31, 2003 and 4.3 to 1 at December 31, 2002.

The Company presently has adequate working capital and borrowing capacity and a strong liquidity position.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

The Company's foreign operations do not involve any material risks due to their small size, both individually and collectively. The Company is not exposed to material market risks as a result of its export sales or operations outside of the United States. Export sales are denominated predominately in U.S. dollars and made on open account or letter of credit.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days before the filing of this quarterly report. Based on that evaluation, the Company's management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls, or in other factors that could significantly affect those internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses, subsequent to the date of the evaluations.

                          ****************************

PART II--OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

           (a) Exhibits

                      Exhibit 99 Certification Pursuant to 18 U.S.C Section
                                 1350, as adopted pursuant to Section 906
                                 of the Sarbanes-Oxley Act of 2002

           (b) Reports filed on Form 8-K during the Quarter ended March 31, 2003 None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     The Gorman-Rupp Company
                                                     -----------------------

                                                          (Registrant)
Date:  April 30, 2003



                                  By:  /S/Judith L. Sovine
                                       -----------------------------------------
                                          Judith L. Sovine
                                          Corporate Treasurer


                                  By:  /S/Robert E. Kirkendall
                                       -----------------------------------------
                                          Robert E. Kirkendall
                                          Senior Vice President and
                                          Chief Financial Officer

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


Date:  April 30, 2003                /S/Jeffrey S. Gorman
                                     --------------------
                                     Jeffrey S. Gorman
                                     President and Chief Executive Officer
                                     The Gorman-Rupp Company
                                     (Principal Executive Officer)

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


Date:  April 30, 2003                     /S/Robert E. Kirkendall
                                          -----------------------
                                          Robert E. Kirkendall
                                          Senior Vice President and
                                          Chief Financial Officer
                                          The Gorman-Rupp Company