Form 10-Q
period 2003-06-30
GORMAN RUPP CO
filed 2003-08-05
CIK 42682

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarter ended  June 30, 2003     Commission File Number 1-6747
                           ---------------                           ------

                             The Gorman-Rupp Company
     ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Ohio                               34-0253990
     ----------------------------------------------------------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)


      305 Bowman Street, P.O. Box 1217, Mansfield, Ohio      44901
    ------------------------------------------------------------------------
         (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code  (419) 755-1011
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                       --     --

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act). Yes X No
                                                 --    --

Common shares, without par value, outstanding at June 30, 2003.   8,540,553

                                *****************





                               Page 1 of 17 pages

                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
                THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002




PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Condensed Consolidated Statements of Income
                      -Three months ended June 30, 2003 and 2002
                      -Six months ended June 30, 2003 and 2002

                  Condensed Consolidated Balance Sheets
                      -June 30, 2003 and December 31, 2002

                  Condensed Consolidated Statements of Cash Flows
                      -Six months ended June 30, 2003 and 2002

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

         Item 6.  Exhibits and Reports on 8-K

PART I.  FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS(UNAUDITED)

                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


(Thousands of dollars, except per share amounts)         Three Months Ended                   Six Months Ended
                                                               June 30,                           June 30,
                                                        2003               2002             2003              2002
                                                    -----------       -----------       -----------       -----------

Net sales                                           $    49,083       $    52,583       $    92,876       $    97,882
Cost of products sold                                    37,814            40,336            73,169            76,088
                                                    -----------       -----------       -----------       -----------
    Gross Profit                                         11,269            12,247            19,707            21,794

Selling, general and
   administrative expenses                                7,195             7,369            13,958            13,448
                                                    -----------       -----------       -----------       -----------
    Operating Income                                      4,074             4,878             5,749             8,346

Other income                                                149               262               511               398

Other expense                                               (72)             (162)             (173)             (294)
                                                    -----------       -----------       -----------       -----------
    Income Before Income Taxes                            4,151             4,978             6,087             8,450

Income taxes                                              1,584             1,728             2,318             3,047
                                                    -----------       -----------       -----------       -----------
    Net Income                                      $     2,567       $     3,250       $     3,769       $     5,403
                                                    ===========       ===========       ===========       ===========
Basic And Diluted
  Earnings Per Share                                $      0.30       $      0.38       $      0.44       $      0.63

Dividends Paid Per Share                            $      0.17       $      0.16       $      0.34       $      0.32

Average Shares Outstanding                            8,540,553         8,537,553         8,540,553         8,537,553

                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Thousands of dollars)
                                                             June 30,      December 31,
                                                               2003            2002
                                                            ---------       ---------
Assets

Current Assets:

  Cash and cash equivalents                                 $  12,548       $  13,086
  Accounts receivable                                          32,529          29,234
  Inventories                                                  38,422          35,587
  Other current assets and deferred income taxes                5,096           5,952
                                                            ---------       ---------
      Total Current Assets                                     88,595          83,859

Property, plant and equipment                                 131,596         128,853
  less allowances for depreciation                             75,225          71,096
                                                            ---------       ---------
    Property, Plant and Equipment - Net                        56,371          57,757

Other assets                                                   11,682          11,230
                                                            ---------       ---------
      Total Assets                                          $ 156,648       $ 152,846
                                                            =========       =========

Liabilities and Shareholders' Equity

Current Liabilities:

  Accounts payable                                          $   5,620       $   6,557
  Payrolls and related liabilities                              3,752           3,306
  Accrued expenses                                              9,672           8,806
  Income taxes                                                  2,199             468
  Current portion of long-term notes payable                      145             145
                                                            ---------       ---------
    Total Current Liabilities                                  21,388          19,282

Long-term notes payable                                           145             291

Postretirement benefits                                        22,100          21,817

Shareholders' Equity Common shares, without par value:
      Authorized  - 14,000,000 shares;
      Outstanding - 8,540,553 shares in 2003 and 2002
          (after deducting treasury shares of 324,623
           in 2003 and 2002) at stated capital amount           5,089           5,089

  Retained earnings                                           109,173         108,309
  Accumulated other comprehensive income (loss)                (1,247)         (1,942)
                                                            ---------       ---------
    Total Shareholders' Equity                                113,015         111,456
                                                            ---------       ---------
      Total Liabilities and Shareholders' Equity            $ 156,648       $ 152,846
                                                            =========       =========

                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Thousands of dollars)                                    Six Months Ended
                                                              June 30,
                                                         2003           2002
                                                       --------       --------
Cash Flows From Operating Activities:

  Net income                                           $  3,769       $  5,403
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                       3,531          3,475
      Changes in operating assets and liabilities        (2,644)         1,792
                                                       --------       --------
      Net Cash Provided by Operating Activities           4,656         10,670

Cash Flows From Investing Activities:

  Capital additions, net                                 (2,145)        (2,013)
  Change in short-term investments                            0            998
  Payment for acquisitions, net of $3,671
    cash acquired and related fees                            0        (18,150)
                                                       --------       --------
      Net Cash Used For Investing Activities             (2,145)       (19,165)

Cash Flows From Financing Activities

  Cash dividends                                         (2,904)        (2,732)
  Borrowings from bank                                        0         10,000
  Repayments to bank and note holders                      (145)       (10,450)
                                                       --------       --------
      Net Cash Used for Financing Activities             (3,049)        (3,182)
                                                       --------       --------
      Net Decrease in Cash
        and Cash Equivalents                               (538)       (11,677)

  Cash and Cash Equivalents:
    Beginning of year                                    13,086         20,583
                                                       --------       --------
    June 30,                                           $ 12,548       $  8,906
                                                       ========       ========

ITEM 1.  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Certain prior year amounts have been reclassified to conform to the 2003 presentation.


NOTE B -- INVENTORIES

The major components of inventories are as follows:

                                                         June 30,      December 31,
(Thousands of dollars)                                     2003           2002
                                                         -------        -------
Raw materials and in-process                             $22,433        $20,778
Finished parts                                            14,003         12,970
Finished products                                          1,986          1,839
                                                         -------        -------
                                                         $38,422        $35,587
                                                         =======        =======


NOTE C -- COMPREHENSIVE INCOME

During the three month periods ended June 30, 2003 and 2002, total comprehensive income was $3,069,000 and $3,566,000, respectively. During the six month periods ended June 30, 2003 and 2002, total comprehensive income was $4,463,000 and $5,840,000, respectively. The reconciling item between net income and comprehensive income consists of foreign currency translation adjustments.


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


                                                         For the Quarter Ended        Six Months Ended
                                                             June 30, 2002              June 30, 2002
                                                         ---------------------        ----------------
(Thousands of dollars, except per share amounts)
Total Revenue                                                   $ 52,583                  $100,978

Net Income                                                         3,250                     4,693

Basic and Diluted Earnings
Per Common Share                                                $   0.38                  $   0.55


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

SECOND QUARTER 2003 COMPARED TO SECOND QUARTER
2002 Net sales for the second quarter were $49,083,000 in 2003 compared to $52,583,000 in 2002, a reduction of $3,500,000 or 6.7 percent. Revenues from pump products increased approximately 1.7 percent, even though total net sales for the quarter were down compared to a year ago. The prior period postponement and cancellation of orders from the power generation market and the lack of any significant improvement in capital spending continued to place pressure on the Company's products sold in the capital goods sector.

Cost of products sold in the second quarter 2003 was $37,814,000 compared to $40,336,000 during 2002, a reduction of $2,522,000 or 6.3 percent. As a percentage of sales, cost of products sold was 77.0 percent in 2003 compared to
76.7 percent in 2002. The effect of volume related costs and the continued reduction in the manufacture of fabricated products for the power generation market contributed to the percentage increase. Other factors consisting of increases in pension and postretirement expense along with property and liability insurance premiums were partially offset by reductions resulting from cost containment programs.

Selling, general, and administrative expenses were $7,195,000 in 2003 compared to $7,369,000 in 2002, a decrease of $174,000 or 2.4 percent. The decrease principally resulted from a reduction in advertising expense.

Other income was $149,000 in 2003 compared to $262,000 in 2002, a decrease of $113,000 or 43.1 percent. The change principally resulted from a reduction in the foreign currency exchange rates and interest income.

Other expense was $72,000 in 2003 compared to $162,000 in 2002, a decrease of $90,000 or 55.6 percent and resulted principally from a decrease in interest expense for 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-- CONTINUED

Income before income taxes was $4,151,000 in 2003 compared to $4,978,000 in 2002, a decrease of $827,000 or 16.6 percent. The effective tax rate was 38.2 percent in 2003 and 34.7 percent in 2002. The lower effective tax rate in the prior period was primarily the result of the benefit from non-recurring investment tax credits.

Net income was $2,567,000 in 2003 compared to $3,250,000 in 2002, a decrease of $683,000 or 21.0 percent. As a percent of sales, net income was 5.2 percent in 2003 compared to 6.2 percent in 2002. Earnings per share were $0.30 in 2003 compared to $0.38 in 2002, a reduction of $0.08 per share.

SIX MONTHS 2003 COMPARED TO SIX MONTHS 2002
Net Sales for the first six months were $92,876,000 in 2003 compared to $97,882,000 in 2002, a reduction of $5,006,000 or 5.1 percent. The stalled economy continued to place pressure on the Company's products sold in the capital goods sector. Revenue from the Company's pump products increased 6.7 percent compared to the six months 2002; 2.4 percent after excluding the impact of the acquisitions made during first quarter 2002. The growth in pump business was more than offset by the 73.6 percent reduction in shipments of fabricated products for the power generation business.

Cost of products sold in the first six months of 2003 was $73,169,000 compared to $76,088,000 in 2002, a reduction of $2,919,000 or 3.8 percent. As a percentage of sales, cost of products sold was 78.8 percent in 2003 compared to
77.7 percent in 2002. Cost of goods sold, as a percentage of sales, reflected the effect of reduced manufacturing activity and volume related costs. Increases in pension and postretirement expense along with property and liability insurance premiums, somewhat offset by cost containment programs, also contributed to the higher percentage.

Selling, general, and administrative expenses were $13,958,000 in 2003 compared to $13,448,000 in 2002, an increase of $510,000 or 3.8 percent. The increase principally resulted from the inclusion for six months in 2003 of selling, general, and administrative expenses from the Company's acquisitions made during the first quarter of 2002. Higher employee pension and postretirement costs and increases in property and liability insurance premiums added to the increased expense. Selling, general, and administrative expenses were somewhat offset by cost control programs.

Other income was $511,000 in 2003 compared to $398,000 in 2002, an increase of $113,000 or 28.4 percent. This was principally the result of the change in the foreign exchange rates.

Other expense was $173,000 in 2003 compared to $294,000 in 2002, a decrease of $121,000 or 41.2 percent. This was primarily the result of the decrease in interest expense in 2003.

Income before income taxes was $6,087,000 in 2003 compared to $8,450,000 in 2002, a decrease of $2,363,000 or 28.0 percent. Reduced sales, the effect of volume related expenses and a full period of selling and administrative expenses related to the acquisitions in March 2002 partially offset by cost control programs resulted in the decrease in income before income taxes. The effective tax rate was 38.1 percent in 2003 and 36.1 percent in 2002. The 2002 effective rate reflected the benefit from a non-recurring investment tax credit.

Net income was $3,769,000 in 2003 compared to $5,403,000 in 2002, a decrease of $1,634,000 or 30.2 percent. As a percent of sales, net income was 4.1 percent in 2003 compared to 5.5 percent in 2002. Earnings per share were $0.44 in 2003 compared to $0.63 in 2002, a reduction of $0.19 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-- CONTINUED

On February 28, 2002, the Company acquired all of the issued and outstanding stock of American Machine & Tool Co., Inc. ("AMT") for a net cash purchase price of approximately $12.6 million. On March 1, 2002, the Company acquired all of the issued and outstanding stock of Flo-Pak, Inc. ("Flo-Pak") for a cash purchase price of approximately $5.6 million. The acquisitions were financed with cash from the Company's treasury, $900,000 of notes payable and by a draw of $10.0 million on an unsecured bank credit facility. The Company paid back the bank borrowings in 2002. AMT, located in Royersford, Pennsylvania, is a developer and manufacturer of standard centrifugal pumps for industrial and commercial fluid-handling applications. AMT operates as a subsidiary of the Company. Flo-Pak, located in Atlanta, Georgia, is a manufacturer of designed pumping systems for the HVAC market. Flo-Pak's operations have been merged into Patterson Pump Company, a subsidiary of the Company.

In March 2002, Patterson Pump Company acquired the remaining interest in its subsidiary Patterson Pump Ireland Limited. Patterson Pump Company now owns 100 percent of Patterson Pump Ireland Limited. Pump assembly at Patterson Pump Ireland Limited will continue to serve the European market.

LIQUIDITY AND SOURCES OF CAPITAL
Cash flows from operating activities decreased $6,014,000 from $10,670,000 in the six months ended June 30, 2002 to $4,656,000 in the six months ended June 30, 2003. The decrease was primarily related to increased working capital requirements and decreased net income.

Investing activities included payments for normal capital additions of $2,145,000 and $2,013,000 for the six months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2002, cash used for the business acquisitions was $18,150,000.

Financing activities consisted of payments primarily for dividends which were $2,904,000 and $2,732,000 for the six months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2002, $10,000,000 was borrowed to finance the acquisitions and paid back by internally generated funds.

The Company continues to finance most of its capital expenditures and working capital requirements through internally generated funds and bank financing. The ratio of current assets to current liabilities was 4.1 to 1 at June 30, 2003 and
4.4 to 1 at December 31, 2002.

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

                          ****************************

PART II--OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

         (a)  Exhibits

                           Exhibit 31 Certification Pursuant to 18 U.S.C
                                      Section 1350, as adopted pursuant to
                                      Section 302 of the Sarbanes-Oxley Act
                                      of 2002

                           Exhibit 32 Certification Pursuant to 18 U.S.C
                                      Section 1350, as adopted pursuant to
                                      Section 906 of the Sarbanes-Oxley Act
                                      of 2002

         (b) Reports filed on Form 8-K during the Quarter ended June 30, 2003 A Form 8-K related to an earnings release was filed on April 17, 2003


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    The Gorman-Rupp Company
                                    -----------------------
                                         (Registrant)
Date:  August 5, 2003



                               By:  /s/ Judith L. Sovine
                                    ------------------------------------
                                        Judith L. Sovine
                                        Corporate Treasurer


                               By:  /s/ Robert E. Kirkendall
                                    ------------------------------------
                                        Robert E. Kirkendall
                                        Senior Vice President and
                                        Chief Financial Officer