Form 10-Q
period 2003-09-30
GORMAN RUPP CO
filed 2003-11-07
CIK 42682

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 2003         Commission File Number 1-6747
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12-b-2 of the Exchange Act).  Yes  X   No
                                                  ---      ---

Common shares, without par value, outstanding at September 30, 2003.   8,543,553

                                *****************



                               Page 1 of 17 pages

                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002




PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Condensed Consolidated Statements of Income
                            -Three months ended September 30, 2003 and 2002
                            -Nine months ended September 30, 2003 and 2002

                  Condensed Consolidated Balance Sheets
                            -September 30, 2003 and December 31, 2002

                  Condensed Consolidated Statements of Cash Flows
                            -Nine months ended September 30, 2003 and 2002

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Item 3.  Quantitative and Qualitative Disclosures of Market Risk

         Item 4.  Controls and Procedures

PART II.  OTHER INFORMATION

         Item 6.  Exhibits and Reports on 8-K

PART I.  FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS (UNAUDITED)

                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



(Thousands of dollars, except per share amounts)            Three Months Ended                       Nine Months Ended
                                                                 Sept 30,                                 Sept 30,
                                                          2003               2002                2003                  2002
                                                       ---------          ---------           ---------             ---------

Net sales                                                $53,336            $49,139            $146,212              $147,021
Cost of products sold                                     42,072             39,219             115,241               115,307
                                                       ---------          ---------           ---------             ---------
    Gross Profit                                          11,264              9,920              30,971                31,714

Selling, general and
   administrative expenses                                 7,379              7,067              21,337                20,515
                                                       ---------          ---------           ---------             ---------
    Operating Income                                       3,885              2,853               9,634                11,199

Other income                                                 304                406                 815                   804

Other expense                                                (75)              (124)               (248)                 (418)
                                                       ---------          ---------           ---------             ---------
    Income Before Income Taxes                             4,114              3,135              10,201                11,585

Income taxes                                               1,559              1,230               3,877                 4,277
                                                       ---------          ---------           ---------             ---------
    Net Income                                            $2,555             $1,905              $6,324                $7,308
                                                       =========          =========           =========             =========
Basic And Diluted
  Earnings Per Share                                       $0.30              $0.23               $0.74                 $0.86

Dividends Paid Per Share                                   $0.17              $0.16               $0.51                 $0.48

Average Shares Outstanding                             8,543,553          8,540,553           8,541,564             8,538,564


                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Thousands of dollars)
                                                                                      September 30,   December 31,
                                                                                           2003          2002
                                                                                      -------------   ------------
Assets

Current Assets:

  Cash and cash equivalents                                                             $  15,201      $  13,086
  Short-term investments                                                                    1,500              0
  Accounts receivable                                                                      36,512         29,234
  Inventories                                                                              35,538         35,587
  Other current assets and deferred income taxes                                            6,444          5,952
                                                                                        ---------      ---------
      Total Current Assets                                                                 95,195         83,859

Property, plant and equipment                                                             131,702        128,853
  less allowances for depreciation                                                         76,390         71,096
                                                                                        ---------      ---------
    Property, Plant and Equipment - Net                                                    55,312         57,757

Other assets                                                                                9,985         11,230
                                                                                        ---------      ---------
      Total Assets                                                                      $ 160,492      $ 152,846
                                                                                        =========      =========

Liabilities and Shareholders' Equity

Current Liabilities:

  Accounts payable                                                                      $   6,596      $   6,557
  Payrolls and related liabilities                                                          3,811          3,306
  Accrued expenses                                                                         10,775          8,806
  Income taxes                                                                              2,627            468
  Current portion of long-term notes payable                                                  145            145
                                                                                        ---------      ---------
    Total Current Liabilities                                                              23,954         19,282

Long-term notes payable                                                                       145            291

Postretirement benefits                                                                    22,225         21,817

Shareholders' Equity Common shares, without par value:
      Authorized  - 14,000,000 shares;
      Outstanding - 8,543,553 shares in 2003 and 8,540,553 in 2002 (after deducting treasury shares of 321,623 in 2003 and
           324,553 in 2002) at stated capital amount                                        5,091          5,089

  Retained earnings                                                                       110,346        108,309
  Accumulated other comprehensive income (loss)                                            (1,269)        (1,942)
                                                                                        ---------      ---------
    Total Shareholders' Equity                                                            114,168        111,456
                                                                                        ---------      ---------
      Total Liabilities and Shareholders' Equity                                        $ 160,492      $ 152,846
                                                                                        =========      =========

                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


(Thousands of dollars)                                    Nine Months Ended
                                                            September 30,
                                                        2003           2002
                                                      --------      --------
Cash Flows From Operating Activities:

  Net income                                          $  6,324      $  7,308
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                      5,359         5,194
      Changes in operating assets and liabilities         (652)        4,251
                                                      --------      --------
      Net Cash Provided by Operating Activities         11,031        16,753

Cash Flows From Investing Activities:

  Capital additions, net                                (2,915)       (3,612)
  Change in short-term investments                      (1,500)          998
  Payment for acquisitions, net of $3,671
    cash acquired and related fees                           0       (18,150)
                                                      --------      --------
      Net Cash Used For Investing Activities            (4,415)      (20,764)

Cash Flows From Financing Activities

  Cash dividends                                        (4,356)       (4,098)
  Borrowings from bank                                       0        10,000
  Repayments to bank and note holders                     (145)      (10,450)
                                                      --------      --------
      Net Cash Used for Financing Activities            (4,501)       (4,548)
                                                      --------      --------

      Net Increase/(Decrease) in Cash
        and Cash Equivalents                             2,115        (8,559)

  Cash and Cash Equivalents:
    Beginning of year                                   13,086        20,583
                                                      --------      --------
    September 30,                                     $ 15,201      $ 12,024
                                                      ========      ========

ITEM 1.   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

The accompanying balance sheet, dated September 30, 2003, of The Gorman-Rupp Company differs from and supersedes the balance sheet furnished with the Form 8-K filed October 17, 2003. The Company's cash and accounts payable have been adjusted to reflect an additional elimination of an inter-company transaction.

Certain prior year amounts have been reclassified to conform to the 2003 presentation.


NOTE B -- INVENTORIES

The major components of inventories are as follows:

                                                   September 30,    December 31,
Thousands of dollars)                                   2003           2002
                                                   -------------    ------------
Raw materials and in-process                          $20,748        $20,778
Finished parts                                         12,945         12,970
Finished products                                       1,845          1,839
                                                      -------        -------
                                                      $35,538        $35,587
                                                      =======        =======

NOTE C -- COMPREHENSIVE INCOME

During the three-month periods ended September 30, 2003 and 2002, total comprehensive income was $2,534,000 and $1,488,000, respectively. During the nine-month periods ended September 30, 2003 and 2002, total comprehensive income was $6,997,000 and $7,329,000, respectively. The reconciling item between net income and comprehensive income consists of foreign currency translation adjustments.

NOTE D -- ACQUISITIONS

On February 28, 2002, the Company acquired all of the issued and outstanding stock of American Machine & Tool Co., Inc. ("AMT") for a cash purchase price of approximately $12.6 million net of $3.7 million cash acquired. AMT's "off the shelf" pumps give the Company the opportunity to market

ITEM 1.   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (UNAUDITED)--CONTINUED
NOTE D -- ACQUISITIONS--CONTINUED

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

On March 1, 2002, the Company acquired all of the issued and outstanding stock of Flo-Pak, Inc. ("Flo-Pak") for a purchase price of approximately $6.5 million, of which $5.6 million was cash and $900,000 was a note payable, a portion of which was subsequently paid in 2002 and 2003. Flo-Pak, located in Atlanta, Georgia, is a manufacturer of designed pumping systems for the heating, ventilation and air-conditioning (HVAC) market. The acquisition of Flo-Pak offers the Company a "ready business" opportunity to diversify its product line and increase market share without the cost or time to perform the necessary research and development activities to enter the market. Gorman-Rupp has a distribution network and market strength to offer growth opportunities to Flo-Pak reducing the need for capital investment to gain market share. The results of operations of Flo-Pak are part of Patterson Pump Company, a subsidiary of the Company.

The following unaudited pro forma data summarizes the results of operations for the nine months ended September 2002 as if the acquisitions had been completed as of the beginning of the period. The pro forma data shows the effect on actual operating results prior to the acquisitions. Effects of cost reductions and operating synergies are not presented. These pro forma amounts are not indicative of the results that would have actually been achieved if the acquisitions had occurred at the beginning of the periods presented or that may be achieved in the future.


                                                         Nine Months Ended
                                                         September 30, 2002
Thousands of dollars, except per share amounts)          ------------------

Total Revenue                                                $150,117

Net Income                                                      6,598

Basic and Diluted Earnings
Per Common Share                                                $0.77



NOTE E--PENSION

During the third quarter 2003, the Company's accumulated lump sum pension distributions to retirees exceeded an accounting threshold requiring a portion of previously unrecognized pension losses associated with the distribution be expensed. The additional pension cost of $1,250,000 was allocated between manufacturing expense and selling, general and administrative expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this section and elsewhere herein contain various forward-looking statements and include assumptions concerning The Gorman-Rupp Company's operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, The Gorman-Rupp Company provides the following cautionary statement identifying important economic, political, and technological factors, among others, the absence of which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.

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

THIRD QUARTER 2003 COMPARED TO THIRD QUARTER 2002
Net sales for the third quarter were $53,336,000 in 2003 compared to $49,139,000 in 2002, an increase of $4,197,000 or 8.5 percent. Revenues from pump products increased approximately 16.7 percent. The increase in net sales was primarily attributable to timing of customer releases for shipment of product during the quarter rather than the result of an upturn in business. The Company's backlog , currently at $58.5 million, declined $13.6 million or 18.9% from the third quarter 2002. The lack of any significant improvement in spending in the capital sector continues to place pressure on the Company selling products into these markets. The decline in business of fabricated product to the power generation market of $2.1 million during the current quarter as compared to the third quarter 2002 continues to impact the Company.

Cost of products sold in the third quarter 2003 was $42,072,000 compared to $39,219,000 during 2002, an increase of $2,853,000 or 7.3 percent. As a percentage of sales, cost of products sold was 78.9 percent in 2003 compared to
79.8 percent in 2002. Margins improved mainly because the fixed cost component of cost of goods sold did not increase proportionately with increased sales volume. This positive effect of the Company's operating leverage on increased shipments and the benefit from continuing cost containment programs, was partially offset by increased pension costs resulting from the recognition of an allocation of previously unrecognized pension losses associated with lump sum distributions to retirees, discussed below.

Selling, general, and administrative expenses were $7,379,000 in 2003 compared to $7,067,000 in 2002, an increase of $312,000 or 4.4 percent. The current quarter increase principally resulted from an allocation of increased pension cost associated with lump sum distributions to retirees, discussed below, somewhat offset by a reduction in product advertising expense spending.

During the third quarter 2003, the Company's accumulated lump sum pension distributions to retirees exceeded an accounting threshold requiring a portion of previously unrecognized pension losses associated with the distribution be expensed. The additional pension cost of $1,250,000 was allocated between manufacturing expense and selling, general and administrative expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-- CONTINUED

Other income was $304,000 in 2003 compared to $406,000 in 2002, a decrease of $102,000 or 25.1 percent. The change principally resulted from a reduction in interest income.

Other expense was $75,000 in 2003 compared to $124,000 in 2002, a decrease of $49,000 or 39.5 percent and resulted principally from the effect of foreign exchange transactions being more favorable than in the comparable period of 2002.

Income before income taxes was $4,114,000 in 2003 compared to $3,135,000 in 2002, an increase of $979,000 or 31.2 percent. The effective income tax rate was
37.9 percent in 2003 and 39.2 percent in 2002.

Net income was $2,555,000 in 2003 compared to $1,905,000 in 2002, an increase of $650,000 or 34.1 percent. As a percent of sales, net income was 4.8 percent in 2003 compared to 3.9 percent in 2002. Earnings per share were $0.30 in 2003 compared to $0.23 in 2002, an increase of $0.07 per share.

NINE MONTHS 2003 COMPARED TO NINE MONTHS 2002
Net sales for the first nine months 2003 were $146,212,000 compared to $147,021,000 in 2002, a reduction of $809,000 or less than 1.0 percent. Revenue from the Company's pump products increased 10.1 percent compared to the nine months 2002; 7.1 percent after excluding the impact of the acquisitions made during first quarter 2002. However, the stagnant economic climate for industrial manufacturers selling into the capital goods sector continues to place pressure on Company sales.

Cost of products sold for the nine months of 2003 was $115,241,000 comparable to the nine months of 2002 at $115,307,000. As a percentage of sales, cost of products sold was 78.8 percent in 2003 compared to 78.4 percent in 2002. As a percent of net sales, the increase in cost of goods sold in 2003 reflects the effect of product mix and reduced manufacturing activity on volume related costs. Increases in pension and postretirement expense along with property and liability insurance premiums, somewhat offset by cost containment programs, contributed to the increased percentage.

Selling, general, and administrative expenses were $21,337,000 in 2003 compared to $20,515,000 in 2002, an increase of $822,000 or 4.0 percent. The increase principally resulted from a full period of selling and administrative expenses related to the acquisitions in March 2002, higher employee pension and postretirement costs and increases in property and liability insurance premiums. Increases in selling, general, and administrative expenses were somewhat offset by reduced spending for product advertising and lower costs from other management cost containment programs.

Other income of $815,000 in 2003 was consistent with $804,000 in 2002.

Other expense was $248,000 in 2003 compared to $418,000 in 2002, a decrease of $170,000 or 40.7 percent and resulted principally from the effect of foreign exchange transactions being more favorable than in the comparable period of 2002.

Income before income taxes was $10,201,000 in 2003 compared to $11,585,000 in 2002, a decrease of $1,384,000 or 11.9 percent. Slight reductions in sales, increased post retirement costs, the effect of volume related expenses and a full period of selling and administrative expenses related to the acquisitions in March 2002, partially offset by cost containment programs resulted in lower income before income taxes. In addition, the Company's accumulated lump sum pension distributions to retirees exceeded an accounting threshold, requiring a portion of previously unrecognized pension losses associated with the distribution be expensed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-- CONTINUED

The effective tax rate was 38.0 percent in 2003 and 36.9 percent in 2002. The 2002 effective rate reflected the benefit of a non-recurring investment tax credit.

Net income was $6,324,000 in 2003 compared to $7,308,000 in 2002, a decrease of $984,000 or 13.5 percent. As a percent of sales, net income was 4.3 percent in 2003 compared to 5.0 percent in 2002. Earnings per share were $0.74 in 2003 compared to $0.86 in 2002, a reduction of $0.12 per share.

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

LIQUIDITY AND SOURCES OF CAPITAL
Cash flows from operating activities decreased $5,722,000 from $16,753,000 in the nine months ended September 30, 2002 to $11,031,000 in the nine months ended September 30, 2003. The decrease was primarily related to increased receivables resulting from higher sales in the third quarter compared to 2002.

Investing activities included payments for normal capital additions of $2,915,000 and $3,612,000 for the nine months ended September 30, 2003 and 2002, respectively. The Company purchased $1,500,000 in short-term investments during the nine months ended September 30, 2003. For the nine months ended September 30, 2002, cash used for the business acquisitions was $18,150,000.

Financing activities consisted of payments primarily for dividends which were $4,356,000 and $4,098,000 for the nine months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2002, $10,000,000 was borrowed to finance the acquisitions and paid back by internally generated funds.

The Company continues to finance most of its capital expenditures and working capital requirements through internally generated funds and bank financing. The ratio of current assets to current liabilities was 4.0 to 1 at September 30, 2003 and 4.4 to 1 at December 31, 2002.

The Company presently has adequate working capital and borrowing capacity and a strong liquidity position.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

The Company's foreign operations do not involve any material risks due to their small size, both individually and collectively. The Company is not exposed to material market risks as a result of its export sales or operations outside of the United States. Export sales are denominated predominately in U.S. dollars and made on open account or under letters of credit.

ITEM 4.  CONTROLS AND PROCEDURES

The Company carried out an evaluation under the supervision and participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, which disclosed no significant deficiencies or material weaknesses, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of the end the period covered by this quarterly report. There were no changes in the Company's internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.


                          ****************************

PART II--OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

         (a)      Exhibits

                           Exhibit 31.1 Certification by Jeffrey S. Gorman, Chief Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                           Exhibit 31.2 Certification by Robert E. Kirkendall, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                           Exhibit 32    Certification pursuant to 18 U.S.C
                                         Section 1350, as adopted pursuant to
                                         Section 906 of the Sarbanes-Oxley Act
                                         of 2002

         (b) Reports filed on Form 8-K during the Quarter ended September 30, 2003 A Form 8-K related to an earnings release was filed on October 17, 2003.

                  The accompanying Form 10-Q balance sheet, dated September 30, 2003, of The Gorman-Rupp Company differs from and supersedes the balance sheet furnished with the Form 8-K filed October 17, 2003. The Company's cash and accounts payable have been adjusted to reflect an additional elimination of an inter-company transaction.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           The Gorman-Rupp Company
                                           -----------------------
                                                 (Registrant)
Date:  November 7, 2003



                                  By:  /S/Judith L. Sovine
                                       ---------------------------------
                                       Judith L. Sovine
                                       Corporate Treasurer


                                  By:  /S/Robert E. Kirkendall
                                       ---------------------------------
                                       Robert E. Kirkendall
                                       Senior Vice President and
                                       Chief Financial Officer