Form 10-K
period 2003-12-31
GORMAN RUPP CO
filed 2004-03-10
CIK 42682

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the fiscal year ended December 31, 2003	Commission file number 1-6747

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
OF 1934

THE GORMAN-RUPP COMPANY

(Exact name of Registrant as specified in its charter)

Ohio	34-0253990

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

305 Bowman St., Mansfield, Ohio	44903

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (419) 755-1011

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered

Common Shares, without par value	American Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer. Yes [X] No [   ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value is computed by reference to the price at which the stock was sold as of June 30, 2003. $112,276,920.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of March 1, 2004.

Common Shares, without par value–8,543,553

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2003 Annual Report to Shareholders incorporated by reference into Part II (Items 5-8).

Portions of Notice of 2004 Annual Meeting of Shareholders and related Proxy Statement incorporated by reference into Part III (Items 10-14).

**************

The Exhibit Index is located at Page 16

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

	2003	2002	2001

Net Sales	$195,826	$195,081	$203,169
Income Before Income Taxes	14,400	14,203	23,035
Identifiable Assets	160,939	152,846	148,113

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

On February 28, 2002, the Company acquired all of the issued and outstanding stock of American Machine and Tool Co., Inc. of Pennsylvania (“AMT”). Located in Royersford, Pennsylvania, AMT is a developer and manufacturer of standard centrifugal pumps for industrial and commercial fluid- handling applications. AMT’s primary sales channel is comprised of large-scale distributors of

PART I–Continued

ITEM 1. BUSINESS–Continued

industrial supplies promoted through third-party distributor catalogs. The acquisition of AMT offers the Company an opportunity to market commodity-type products and increase sales of AMT’s products through the Company’s existing outlets to domestic and international customers. AMT operates as a wholly owned subsidiary of Gorman-Rupp.

On March 1, 2002, the Company acquired all of the issued and outstanding stock of Flo-Pak, Inc. (“Flo-Pak”). Located in Chamblee, Georgia, Flo-Pak is a manufacturer of designed pumping systems for the HVAC and fire protection markets. The acquisition of Flo-Pak offers the Company an opportunity to diversify its sales into the HVAC product line and to increase its market share in fire protection products. Flo-Pak has been merged into Patterson Pump Company, a wholly owned subsidiary of the Company.

Gorman-Rupp continues to emphasize product development. Several of the Company’s existing products have been re-designed with added features to enable them to be employed in various new applications.

MARKETING

Except for government and export sales, the Company’s pumps are marketed in the United States and Canada through a network of about 1,000 distributors, through manufacturers’ representatives (for sales to many original equipment manufacturers), through third-party distributor catalogs, and by direct sales. The Company is seeking alliances to further enhance marketing opportunities. Government sales are handled directly by the Company; and export sales are made through the Company’s wholly owned subsidiary, The Gorman-Rupp International Company, as well as through foreign distributors and representatives. During 2003, shipments to no single customer exceeded 10.0% of total net sales. (In 2002 and 2001, shipments to one customer approximated 11.6% and 16.7%, respectively, of total net sales.)

In recent years, Gorman-Rupp has actively pursued international business opportunities by, among other efforts, opening facilities outside North America. In 1996, the Company established an office in Greece to improve access to Middle East and European markets. In 1998, Patterson Pump Company’s majority-owned subsidiary, Patterson Pump Ireland Limited, started the assembly of pumps in Ireland to further serve the European market. (In March 2002, Patterson Pump Company acquired the balance of the equity interest in Patterson Pump Ireland Limited.) In 1999, the Mansfield Division opened a warehouse in Grindstead, Denmark to further enhance marketing opportunities in Europe and the Middle East. This warehouse was closed in 2001 and a warehouse near Amsterdam, The Netherlands was opened in January 2002 to better serve those purposes. The Company’s foreign operations do not involve any material risks due to their small size, both individually and collectively.

PART I–Continued

ITEM 1. BUSINESS–Continued

Approximately 18% of all 2003 sales were made to customers outside the United States, as compared to 16% in 2002 and 17% in 2001. (Included were sales made to customers in Canada approximating 2% in 2003, 2002 and 2001.) The Company continues its efforts to penetrate international markets principally by its aggressive response to worldwide pump needs.

COMPETITION

Since the late 1990’s, a number of consolidations have occurred within the highly competitive pump industry. Gorman-Rupp estimates that 80 other companies selling pumps and pump units compete in one or more of the lines of business and applications in which comparable products of the Company are utilized. Many pumps are specifically designed and engineered for a particular customer’s application. The Company believes that proper application, product performance and service are the principal methods of competition, and attributes its success to its emphasis in these areas.

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

OTHER ASPECTS

As of December 31, 2003, the Company employed approximately 978 persons, of whom approximately 575 were hourly employees. The Company has no collective bargaining agreements, has never experienced a strike and considers its labor relations to be satisfactory.

Although the Company owns a number of patents, and several of them are important to its business, Gorman-Rupp believes that the business of the Company is not materially dependent upon any one or more patents.

PART I–Continued

ITEM 1. BUSINESS–Continued

As of December 31, 2003, the value of the Company’s backlog of unfilled orders was approximately $58,359,000, of which $38,525,000 was for the unfilled orders of Patterson Pump Company. Approximately 98% of the Company’s backlog of unfilled orders, including the unfilled orders of Patterson Pump Company, is scheduled to be shipped during 2004, with the remainder scheduled to be shipped during 2005. As of December 31, 2002, the value of the backlog of unfilled orders was approximately $70,185,000, of which $46,055,000 was for the unfilled orders of Patterson Pump Company.

AVAILABLE INFORMATION

The Company maintains a website accessible through its Internet address of www.gormanrupp.com. Gorman-Rupp makes available free of charge on or through www.gormanrupp.com its annual reports on Form 10-K, its quarterly reports on Form 10-Q, and its current reports on Form 8-K, and any amendments thereto, as soon as reasonably practicable after those reports (and any amendments) are electronically filed with or furnished to the Securities and Exchange Commission. (As noted in Gorman-Rupp’s Annual Report to Shareholders, a paper copy of the Company’s Form 10-K is also available free of charge upon written request to the Company’s Corporate Secretary.) However, the information contained on the Company’s website is not a part of this Form 10-K or any other report filed with or furnished to the Commission.

ITEM 2. PROPERTIES

All of the production operations of the Company are conducted at its plants located in Mansfield and Bellville, Ohio; Toccoa and Chamblee, Georgia; St.Thomas, Ontario, Canada; County Westmeath, Ireland; and Royersford, Pennsylvania. The Company owns an approximately 26,000 square foot facility in Sparks, Nevada comprising a training center and warehouse. In addition, the Company leases an approximately 10,000 square foot warehouse facility near Amsterdam, The Netherlands to house pumps and pump parts. All of the Company’s properties, except the leased facilities in Ireland, The Netherlands and Chamblee, Georgia, are owned in fee without any material encumbrance. The Company’s seven production facilities are described below in more detail.

		Company
	Square	Operation
Location	Footage	Start Date	Description of Production Activity

Mansfield, Ohio	238,000	1947	Assembly, Warehousing and Office(1)
	134,200	1968	Assembly, Warehousing and Office(2)
	173,775	1975	Machining Operations(3)
	11,500	1979	Training, Personnel and Advertising
	83,500	1983	Warehousing(4)
	360,000	2000	Machining, Assembly and Warehousing(5)

PART I–Continued

ITEM 2. PROPERTIES–Continued

Bellville, Ohio	93,200	1953	Assembly, Warehousing and Office(6)

Sand Springs, Oklahoma(7)	28,200	1977	Warehousing and Office

Toccoa, Georgia	171,750	1988	Manufacturing, Warehousing and Office(8)

Chamblee, Georgia	26,260	2002	Manufacturing, Warehousing and Office (9)
	7,658	2002	Warehousing (10)

St. Thomas, Ontario, Canada	52,600	1960	Manufacturing, Warehousing and Office(11)

County Westmeath, Ireland	4,500	1998	Manufacturing(12)

Royersford, Pennsylvania	78,400	2002	Manufacturing, Warehousing and Office (13)
	43,100	2002	Warehousing (14)

(1)	The original production plant, located on a 26 acre site, was built in 1917 and has been expanded on several occasions, the latest in 1973.

(2)	This facility, also situated on the foregoing 26 acre site, has been frequently expanded, most recently in 1994 and includes a modern testing facility.

(3)	This plant, located on a 5-1/2 acre site and purchased in 1975, has been used mainly for machining operations and storage of raw materials. The latest addition was made in 1978. This facility is currently on the market for sale.

(4)	This facility was built in 1920 and is located on 3.4 acres adjacent to the Company’s 26 acre site. This facility was renovated in 1983.

(5)	In 1997, the Company purchased 90 acres of undeveloped land near the Mansfield Lahm Airport for future expansion and consolidation of facilities for the Mansfield Division and the Corporate Office. In 1998, design work and site preparation began on the new consolidated facilities project. In 2000, the first phase of the manufacturing and warehousing facility was completed, and the machining, weld and fabrication operations of the Mansfield Division were relocated to this facility. The second phase has not yet begun.

(6)	This facility is situated on an 8.5 acre site. The initial portion of this plant was built in 1953 and has been expanded on several occasions, most recently in 1973-74.

(7)	The Oklahoma facility is located on 4.5 acres of land. Originally built in 1973, the facility was expanded four times between 1978 and 1991. In 1980, a contiguous parcel of two acres of undeveloped land was purchased for future needs. Starting in 1977, this plant comprised the Company’s Ramparts Division (manufacturer of chemical pumps). In 2003, manufacturing operations were relocated to the Mansfield Division in Mansfield, Ohio.

(8)	This facility, which supports Patterson Pump Company, is situated on a 31 acre site. Between 1989 and 2000, the facility has been expanded on several occasions, including the addition of a modern 400,000 gallon testing facility and office.

(9)	This facility supports the operations of the Flo-Pak business unit of Patterson Pump Company. It is leased to Patterson Pump Company by a limited liability corporation owned by the two former owners of Flo-Pak, Inc. for a term ending April 30, 2009.

PART I–Continued

ITEM 2. PROPERTIES–Continued

(10)	This facility supports the operations of the Flo-Pak business unit of Patterson Pump Company. It is leased to Patterson Pump Company by an unrelated company for a term of 12 months ending May 1, 2004.

(11)	The plant in St. Thomas, Ontario is operated by Gorman-Rupp of Canada, Ltd. It is situated on an 11 acre site and has undergone a number of expansions since it was established in 1960, the latest being completed in 1998.

(12)	The manufacturing facilities occupied by Patterson Pump Ireland Limited consist of 4,500 square feet of leased manufacturing space. Office space is shared with another (unrelated) occupant in the building.

(13)	This facility supports the operations of American Machine and Tool Co., Inc. of Pennsylvania. It is located on a 3.25 acre site and has undergone a number of expansions since it was established in 1962.

(14)	This facility also supports the operations of American Machine and Tool Co., Inc. of Pennsylvania. It is located on a 2.2 acre site and has undergone two expansions since it was established in 1982. Ten thousand square feet of this facility have been leased to an unrelated company under a 60 month agreement (beginning March 15, 1999), with an option to renew for an additional 60 month term (beginning March 15, 2004).

The Company considers its plants, machinery and equipment to be well maintained, in good operating condition and adequate for the present uses and business requirements of the Company.

ITEM 3. LEGAL PROCEEDINGS

Numerous business entities in the pump and fluid-handling industries, as well as a multitude of companies in many other industries, have been targeted in a series of lawsuits in several jurisdictions by various individuals seeking redress to claimed injury as a result of the entities’ alleged use of asbestos in their products. The Company and three of its subsidiaries have been drawn into this mass-scaled litigation, typically as one of hundreds of co-defendants in a particular proceeding. (The vast majority of these cases are against Patterson Pump Company.) The allegations in the lawsuits involving the Company and/or its subsidiaries are vague, general and speculative, and most cases have not advanced beyond the early stage of discovery. In certain situations, the plaintiffs have voluntarily dismissed the Company and/or its subsidiaries from some of the lawsuits after the plaintiffs have acknowledged that there is no basis for their claims. Insurers of the Company have engaged legal counsel to represent the Company and its subsidiaries and to protect their interests.

In addition, the Company and/or its subsidiaries are parties in a small number of legal proceedings arising out of the ordinary course of business. Management does not currently believe that these proceedings, or the industry-wide asbestos litigation, will materially impact the Company’s results of operations, liquidity or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this Form 10-K, no matter was submitted to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

     PART I–Continued

**************
EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3), the information regarding executive officers called for by Item 401 of Regulation S-K and by Item 10 of this Form 10-K is set forth below.

			Date
			Elected to
Name	Age	Office	Position

James C. Gorman	79	Chairman	1989

Jeffrey S. Gorman	51	President and Chief Executive Officer;
		General Manager, Mansfield Division	1998/1989

Robert E. Kirkendall	61	Senior Vice President, Chief Financial
		Officer and Assistant Corporate Secretary	2003

William D. Danuloff	56	Vice President Information Technology	1991
		(formerly Information Services)

Judith L. Sovine	59	Treasurer	2001

David P. Emmens	55	Corporate Counsel and Corporate
		Secretary	1997/2002

Except as noted, each of the above-named officers has held his or her executive position with the Company for the past five years. Mr. J. C. Gorman served as the Company’s President from 1964 until 1989, and as Chief Executive Officer from 1964 until 1996. (He has served as a Director of the Company continuously since 1946.) Mr. J. S. Gorman was elected President and Chief Executive Officer effective May 1, 1998, after having served as Senior Vice President since 1996. Mr. J. S. Gorman has held the position of General Manager of the Mansfield Division since 1989. He served as Assistant General Manager from 1986 to 1988; and he held the office of Corporate Secretary from 1982 to 1990. (He has served as a Director of the Company continuously since 1989.) Mr. Kirkendall was elected as Senior Vice President, Chief Financial Officer and Assistant Corporate Secretary in 2003. He was elected as Senior Vice President and Assistant Corporate Secretary in 2002; and served as Vice President Corporate Development from 1999 to 2002, Corporate Secretary from 1990 to 2002 and Assistant Treasurer from 1982 to 1999. Mr. Danuloff was elected Vice President Information Technology (formerly Vice President Information Services) in 1991, after having served as Director of Information Services from 1981 to 1991. Ms. Sovine was elected Treasurer in 2001. She served as Assistant Treasurer from 1999 to 2001 and prior to 1999 held a variety of financial management positions within the Company. Mr. Emmens joined the Company as Corporate Counsel in 1997, and was elected as Corporate Secretary in 2002. He served as Assistant Corporate Secretary from 1999 to 2002.

PART I–Continued

Mr. J. S. Gorman is the son of Mr. J. C. Gorman. Mr. Christopher H. Lake, a Director of the Company, is the son of Dr. Peter B. Lake, also a Director. There are no other family relationships among any of the Executive Officers and Directors of the Company.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Attention is directed to the section “Ranges of Stock Prices” and the data immediately below pertaining to the shareholder information reported by the Transfer Agent and Registrar on page 30 in the Company’s 2003 Annual Report to Shareholders, which are incorporated herein by this reference.

None of the Company’s Common Shares were sold by the Company during the period covered by this Form 10-K that were not registered under the Securities Act of 1933.

The Company did not repurchase any of its Common Shares during the fourth quarter of the period covered by this Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

Attention is directed to the section “Eleven Year Summary of Selected Financial Data” on pages 26 and 27 in the Company’s 2003 Annual Report to Shareholders, which is incorporated herein by this reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Attention is directed to the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 21-25, and to the “Safe Harbor Statement” on page 31, in the Company’s 2003 Annual Report to Shareholders, which are incorporated herein by this reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Attention is directed to the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 21-25, and to the “Safe Harbor Statement” on page 31, in the Company’s 2003 Annual Report to Shareholders, which are incorporated herein by this reference. The Company’s foreign operations do not involve any material risks due to their small size, both individually and collectively. As indicated in paragraph 3 on page 23 referenced above, the Company has no material market risk exposures required to be reported by Item 305 of Regulation S-K.

PART II–Continued

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Attention is directed to the Company’s consolidated financial statements, the notes thereto and the report of independent auditors thereon on pages 10-20, and to the section “Summary of Quarterly Results of Operations” on pages 26 and 27, in the Company’s 2003 Annual Report to Shareholders, which are incorporated herein by this reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has not changed its independent public accountants and there have been no reportable disagreements with such accountants regarding accounting principles or practices or financial disclosure matters.

ITEM 9A. CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. An evaluation was carried out under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective.

Subsequent to the date of their evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

With respect to Directors, attention is directed to the sections “Election of Directors” and “Board of Directors and Directors’ Committees” in the Company’s definitive Notice of 2004 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.

PART III–Continued

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT–Continued

With respect to executive officers, attention is directed to Part I of this Form 10-K.

The Company has adopted a Code of Ethics that applies to its President and Chief Executive Officer, Senior Vice President and Chief Financial Officer, and Treasurer. The Code of Ethics is set forth as an exhibit to this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Attention is directed to the sections “Board of Directors and Directors’ Committees”, “Executive Compensation”, “Pension and Retirement Benefits”, “Salary Committee Report on Executive Compensation” and “Shareholder Return Performance Presentation” in the Company’s definitive Notice of 2004 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Attention is directed to the sections “Principal Shareholders”, “Election of Directors” and “Shareholdings by Executive Officers” in the Company’s definitive Notice of 2004 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.

On May 22, 1997, the Company’s Board of Directors adopted a Non-Employee Directors’ Compensation Plan. This Plan became effective without shareholder approval and constitutes the Company’s only equity compensation plan. The Plan provides for share compensation for regular services performed by each of the Company’s non-employee Directors. In addition to cash compensation, non-employee Directors receive an automatic award of 500 Common Shares (from the Company’s treasury) on each July 1 (through 2006). The number of Common Shares which may be awarded under the Plan cannot exceed 50,000. As of December 31, 2003, 19,500 Common Shares had been issued to non-employee Directors and 30,500 Common Shares remained available for future issuance. No options, warrants or rights are available for issuance under the Plan. Attention is directed to the section “Board of Directors and Directors’ Committees” in the Company’s definitive Notice of 2004 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which is incorporated herein by this reference.

PART III–Continued

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS–Continued

EQUITY COMPENSATION PLAN INFORMATION

Number of securities
	to be issued upon	Weighted average
	exercise of outstanding	exercise price of	Number of securities
	options, warrants and	outstanding options,	remaining available
Plan Category	rights	warrants and rights	for future issuance

Non-Employee Directors’ Com- pensation Plan (not approved by shareholders)	-0-	$-0-	30,500
Equity compensation plans approved by shareholders	—	—	—
Total	-0-	$-0-	30,500

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has no relationships or transactions required to be reported by Item 404 of Regulation S-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Attention is directed to the section “Appointment of Independent Public Accountants” in the Company’s definitive Notice of 2004 Annual Meeting Of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which is incorporated herein by this reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements

With respect to the consolidated financial statements of the Registrant and its subsidiaries,

PART IV–Continued

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K–Continued

the following documents have been incorporated by reference into this report:

(i)	Consolidated balance sheets—December 31, 2003 and 2002

(ii)	Consolidated statements of income—Years ended December 31, 2003, 2002 and 2001

(iii)	Consolidated statements of shareholders’ equity—Years ended December 31, 2003, 2002 and 2001

(iv)	Consolidated statements of cash flows—Years ended December 31, 2003, 2002 and 2001

(v)	Notes to consolidated financial statements

(vi)	Report of independent auditors

2.	Financial Statement Schedules

All financial statement schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

3.	Exhibits

The exhibits listed below are submitted in a separate section of this report immediately following the Exhibit Index.

(3)	(i) Articles of incorporation and (ii) By-laws

(4)	Instruments defining the rights of security holders, including indentures

(10)	Material contracts

(13)	Annual report to security holders

(14)	Code of Ethics

(21)	Subsidiaries of the registrant

(23)	Consent of independent auditors

(24)	Powers of attorney

(31)	Section 302 CEO/CFO Certifications

(32)	Section 906 Certification

(b)  Reports on Form 8-K

A Form 8-K related to the Company’s third quarter earnings release was filed with the Securities and Exchange Commission on October 17, 2003 (the last quarter of the period covered by this Form10-K).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GORMAN-RUPP COMPANY

*By	DAVID P. EMMENS

David P. Emmens
Attorney-In-Fact

Date:	March 10, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

*JEFFREY S. GORMAN	President, Principal Executive Officer and Director
Jeffrey S. Gorman

* ROBERT E. KIRKENDALL	Senior Vice President and Principal Financial and Accounting Officer
Robert E. Kirkendall

*JAMES C. GORMAN James C. Gorman	Director

*THOMAS E. HOAGLIN Thomas E. Hoaglin	Director

*CHRISTOPHER H. LAKE Christopher H. Lake	Director

*PETER B. LAKE Peter B. Lake	Director

*RICK R. TAYLOR Rick R. Taylor	Director

*W. WAYNE WALSTON W. Wayne Walston	Director

*JOHN A. WALTER John A. Walter	Director

*The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K on behalf of The Gorman-Rupp Company and on behalf of each of the above-named Officers and Directors of The Gorman-Rupp Company pursuant to Powers of Attorney executed by The Gorman-Rupp Company and by each such Officer and Director and filed with the Securities and Exchange Commission.

March 10, 2004

By:	/s/DAVID P. EMMENS

David P. Emmens
Attorney-In-Fact

ANNUAL REPORT ON FORM 10-K

THE GORMAN-RUPP COMPANY

For the Year Ended December 31, 2003

EXHIBIT INDEX

                              EXHIBIT

(3) (4)	Amended Articles of Incorporation, as amended	*

(3) (4)	Regulations	*

(10) (a)	Form of Indemnification Agreement between the
	Company and its Directors and Officers	**

(10) (b)	Non-Employee Directors’ Compensation Plan	17

(13)	Incorporated Portions of 2003 Annual Report
	to Shareholders	19

(14)	Code of Ethics	39

(21)	Subsidiaries of the Company	42

(23)	Consent of Independent Auditors	43

(24)	Powers of Attorney	44

(31) (a)	Section 302 Certification of Chief Executive Officer	47

(31) (b)	Section 302 Certification of Chief Financial Officer	49

(32)	Certification Pursuant to 18 U. S. C. Section 1350,
	as adopted pursuant to Section 906 of the Sarbanes-Oxley
	Act of 2002	51

*	Incorporated herein by this reference from Exhibits (3) (4) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

**	Incorporated herein by this reference from Exhibit (10) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.