Form 10-Q
period 2004-03-31
GORMAN RUPP CO
filed 2004-04-29
CIK 42682

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 2004              Commission File Number 1-6747
                      --------------                                     ------

                             The Gorman-Rupp Company
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Ohio                                   34-0253990
       ------------------------------                   -------------------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                   Identification No.)


      305 Bowman Street, P.O. Box 1217, Mansfield, Ohio       44901
      -----------------------------------------------------------------
          (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code (419) 755-1011
                                                   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act). Yes X No
                                                ---   ---

Common shares, without par value, outstanding at March 31, 2004.   8,543,553

                                *****************


                               Page 1 of 15 pages

                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                   Condensed Consolidated Statements of Income
                           -Three months ended March 31, 2004 and 2003

                   Condensed Consolidated Balance Sheets
                           -March 31, 2004 and December 31, 2003

                   Condensed Consolidated Statements of Cash Flows -Three months ended March 31, 2004 and 2003

         Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations

         Item 3.  Quantitative and Qualitative Disclosures of Market Risk

         Item 4.  Controls and Procedures

PART II.  OTHER INFORMATION

         Item 5.  Exhibits and Reports on 8-K

PART I.  FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS (UNAUDITED)

                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Thousands of dollars, except per share amounts)                Three Months Ended
                                                                      March 31,
                                                              2004                 2003

                                                          -----------          -----------
Net sales                                                 $    49,431          $    43,903
Cost of products sold                                          39,301               35,465
                                                          -----------          -----------
    Gross Profit                                               10,130                8,438

Selling, general and
   administrative expenses                                      6,859                6,763
                                                          -----------          -----------
    Operating Income                                            3,271                1,675

Other income                                                      290                  362

Other expense                                                     (58)                (101)
                                                          -----------          -----------
    Income Before Income Taxes                                  3,503                1,936

Income taxes                                                    1,296                  734
                                                          -----------          -----------
    Net Income                                            $     2,207          $     1,202
                                                          ===========          ===========
Basic And Diluted
  Earnings Per Share                                      $      0.26          $      0.14

Dividends Paid Per Share                                  $      0.17          $      0.17

Average Shares Outstanding                                  8,543,553            8,540,553

                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Thousands of dollars)
                                                                          March 31,         December 31,
                                                                            2004               2003
                                                                          ---------         ------------
Assets

Current Assets:

  Cash and cash equivalents                                               $  18,033          $  16,272
  Short-term investments                                                      1,542              1,174
  Accounts receivable                                                        36,404             32,148
  Inventories                                                                34,902             38,062
  Other current assets and deferred income taxes                              6,541              6,606
                                                                          ---------          ---------
      Total Current Assets                                                   97,422             94,262

Property, plant and equipment                                               132,873            132,617
  less allowances for depreciation                                           79,316             78,279
                                                                          ---------          ---------
    Property, Plant and Equipment - Net                                      53,557             54,338

Other assets                                                                 12,126             12,339
                                                                          ---------          ---------
      Total Assets                                                        $ 163,105          $ 160,939
                                                                          =========          =========

Liabilities and Shareholders' Equity

Current Liabilities:

  Accounts payable                                                        $   6,479          $   6,163
  Payrolls and related liabilities                                            3,413              3,162
  Accrued expenses                                                            9,814             10,041
  Income taxes                                                                3,711              2,542
                                                                          ---------          ---------
    Total Current Liabilities                                                23,417             21,908

Postretirement benefits                                                      22,717             22,569

Shareholders' Equity
  Common shares, without par value:
      Authorized  - 14,000,000 shares;
      Outstanding - 8,543,553 shares in 2004 and 2003
          (after deducting treasury shares of 321,623 in 2004 and
           2003) at stated capital amount                                     5,091              5,091

  Retained earnings                                                         113,111            112,357
  Accumulated other comprehensive income (loss)                              (1,231)              (986)
                                                                          ---------          ---------
    Total Shareholders' Equity                                              116,971            116,462
                                                                          ---------          ---------
      Total Liabilities and Shareholders' Equity                          $ 163,105          $ 160,939
                                                                          =========          =========

                    THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Thousands of dollars)                                       Three Months Ended
                                                                  March 31,
                                                            2004              2003
                                                          --------          --------
Cash Flows From Operating Activities:

  Net income                                              $  2,207          $  1,202
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                          1,790             1,764
      Changes in operating assets and liabilities              554               686
                                                          --------          --------
      Net Cash Provided by Operating Activities              4,551             3,652

Cash Flows From Investing Activities:

  Capital additions, net                                      (970)           (1,089)
  Change in short-term investments                            (368)                0
                                                          --------          --------
      Net Cash Used For Investing Activities                (1,338)           (1,089)

Cash Flows From Financing Activities

  Cash dividends                                            (1,452)           (1,452)
  Repayments to bank and note holders                            0              (145)
                                                          --------          --------
      Net Cash Used for Financing Activities                (1,452)           (1,597)

                                                          --------          --------
      Net Increase/(Decrease) in Cash
        and Cash Equivalents                                 1,761               966

  Cash and Cash Equivalents:
    Beginning of year                                       16,272            13,086
                                                          --------          --------
    March 31,                                             $ 18,033          $ 14,052
                                                          ========          ========

ITEM 1.  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Certain prior year amounts have been reclassified to conform to the 2004 presentation.

NOTE B -- INVENTORIES

The major components of inventories are as follows:


                                     March 31,     December 31,
(Thousands of dollars)                2004            2003
                                     -------         -------
Raw materials and in-process         $19,705         $21,488
Finished parts                        13,932          15,194
Finished products                      1,265           1,380
                                     -------         -------
                                     $34,902         $38,062
                                     =======         =======

NOTE C -- COMPREHENSIVE INCOME

During the three-month periods ended March 31, 2004 and 2003, total comprehensive income was $1,962,000 and $1,394,000, respectively. The reconciling item between net income and comprehensive income consists of foreign currency translation adjustments.

NOTE D--PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors a defined benefit pension plan covering substantially all employees. The Company also sponsors a non-contributory defined benefit health care plan that provides health benefits to retirees and their spouses. (See Note E - Pensions and Other Postretirement Benefits for the year ended December 31, 2003 included in the Form 10-K.)

The following table presents the components of net periodic benefit cost:

--------------------------------------------------------------------------------------------------
                                              Pension Benefits            Postretirement Benefits
--------------------------------------------------------------------------------------------------
(Thousands of dollars)                        Three Months Ended            Three Months Ended
                                                    March 31,                    March 31,
                                              2004           2003           2004           2003
--------------------------------------------------------------------------------------------------
Service cost                                 $ 468          $ 415          $ 262          $ 239
Interest cost                                  535            541            431            409

Expected return on plan assets                (559)          (492)          --             --

Amortization of prior service cost
   and unrecognized (gain)/loss                136            133           (185)          (189)

Recognized net actuarial (gain)/loss          --             --               50              6

                                             -----          -----          -----          -----
Benefit cost                                 $ 580          $ 597          $ 558          $ 465
                                             =====          =====          =====          =====

The impact of the Medicare Prescription Drug Improvement and Modernization Act of 2003, "the Act," is not reflected in the postretirement benefit costs in these statements. Authoritative guidance on accounting for the federal subsidy provided by "the Act" is pending and that guidance, when issued, could require the Company to change previously reported information.

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

FIRST QUARTER 2004 COMPARED TO FIRST QUARTER 2003
Net sales for the first quarter 2004 were $49,431,000 compared to $43,903,000 for the same period 2003, an increase of $5,528,000 or 12.6%. The increase in net sales was primarily attributable to higher product sales in the industrial and construction markets. While these markets showed signs of economic recovery, sluggish spending in the capital goods sector continues to place pressure on the Company selling products into these markets. Revenues from the Company's pump products increased 11.2% compared to the three months 2003. The sales of fabricated products to the power generation market increased $796,000 during the current quarter as compared to the first quarter 2003. The backlog of orders at the end of the first quarter was $56.4 million compared to $69.5 million a year ago, a decline of $13.1 million, or 18.8%. The change in backlog was principally the result of decline in business of fabricated products which appears to have leveled off.

Cost of products sold in the first quarter 2004 was $39,301,000 compared to $35,465,000 during 2003, an increase of $3,836,000 or 10.8%. As a percentage of sales, cost of products sold was 79.5% in 2004 compared to 80.8% in 2003. The favorable impact from the rate reduction resulted from the effect of the Company's operating leverage on increased shipments and the benefit from continuing cost containment programs.

Selling, general, and administrative ("S,G&A") expenses were $6,859,000 in 2004 compared to $6,763,000 in 2003, an increase of $96,000 or 1.4%. As a percent of net sales, S,G&A expenses were 13.9% in 2004 compared to 15.4% in 2003. The improvement in rate was principally the effect of relatively stable expenses on increased sales.

Other income was $290,000 in 2004 compared to $362,000 in 2003, a decrease of $72,000 or 19.9%. The change principally resulted from foreign exchange valuation on inter-company transactions being less favorable than in the comparable period of 2003.

Income before income taxes was $3,503,000 in 2004 compared to $1,936,000 in 2003, an increase of $1,567,000 or 80.9%. The effective income tax rate was 37.0% in 2004 and 37.9% in 2003.

Net income was $2,207,000 in 2004 compared to $1,202,000 in 2003, an increase of $1,005,000 or 83.6%. As a percent of net sales, net income was 4.5% in 2004 compared to 2.7% in 2003. Earnings per share were $0.26 in 2004 compared to $0.14 in 2003, an increase of $0.12 per share.

LIQUIDITY AND SOURCES OF CAPITAL
Cash flows from operating activities increased $899,000 to $4,551,000 in the three months ended March 31, 2004 from $3,652,000 in the three months ended March 31, 2003. The increase was primarily related to increased receivables resulting from higher sales in the first quarter of 2004 compared to first quarter of 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

Investing activities included payments for normal capital additions of $970,000 and $1,089,000 for the three months ended March 31, 2004 and 2003, respectively. The Company purchased $368,000 in short-term investments during the three months ended March 31, 2004.

Financing activities consisted of payments primarily for dividends, which were $1,452,000, and $1,452,000 for the three months ended March 31, 2004 and 2003, respectively.

The Company continues to finance most of its capital expenditures and working capital requirements through internally generated funds and bank financing. The ratio of current assets to current liabilities was 4.2 to 1 at March 31, 2004 and 4.3 to 1 at March 31, 2003.

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

                          ****************************

PART II--OTHER INFORMATION

ITEM 5.  EXHIBITS AND REPORT ON FORM 8-K

        (a)   Exhibits

                 Exhibit 31.1 Certification by Jeffrey S. Gorman, Chief Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                 Exhibit 31.2 Certification by Robert E. Kirkendall, Chief Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                 Exhibit 32 Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        (b) Reports filed on Form 8-K during the Quarter ended March 31, 2004 A Form 8-K related to earnings release was filed on February 06, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     The Gorman-Rupp Company
                                                     -----------------------
                                                         (Registrant)
Date:  April 29, 2004



                                               By:    /S/Judith L. Sovine
                                                      ------------------------
                                                      Judith L. Sovine
                                                      Corporate Treasurer

                                               By:   /S/Robert E. Kirkendall
                                                      ------------------------
                                                      Robert E. Kirkendall
                                                      Senior Vice President and
                                                      Chief Financial Officer