Form 10-Q
period 2004-06-30
GORMAN RUPP CO
filed 2004-07-30
CIK 42682

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2004	Commission File Number 1-6747

The Gorman-Rupp Company

(Exact name of registrant as specified in its charter)

Ohio	34-0253990

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

305 Bowman Street, P.O. Box 1217, Mansfield, Ohio (Address of principal executive offices)	44901 (Zip Code)

Registrant’s telephone number, including area code (419) 755-1011

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act). Yes [X] No [  ]

Common shares, without par value, outstanding at June 30, 2004. 8,543,553

*****************

Page 1 of 16 pages

The Gorman-Rupp Company and Subsidiaries
Three and Six Months Ended June 30, 2004 and 2003

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Statements of Income - Three months ended June 30, 2004 and 2003 - Six months ended June 30, 2004 and 2003
Condensed Consolidated Balance Sheets - June 30, 2004 and December 31, 2003
Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2004 and 2003
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures of Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on 8-K
EX-31.1 302 CEO Certification
EX-31.2 302 CFO Certification
EX-32 906 CEO and CFO Certifications

PART I. FINANCIAL INFORMATION

ITEM 1–FINANCIAL STATEMENTS (UNAUDITED)

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Thousands of dollars, except per share amounts)	2004	2003	2004	2003
Net sales	$50,804	$49,264	$100,235	$93,167
Cost of products sold	39,946	37,995	79,247	73,460

Gross Profit	10,858	11,269	20,988	19,707
Selling, general and administrative expenses	7,102	7,195	13,961	13,958

Operating Income	3,756	4,074	7,027	5,749
Other income	195	149	485	511
Other expense	(63)	(72)	(121)	(173)

Income Before Income Taxes	3,888	4,151	7,391	6,087
Income taxes	1,439	1,584	2,735	2,318

Net Income	$2,449	$2,567	$4,656	$3,769

Basic And Diluted
Earnings Per Share	$0.29	$0.30	$0.55	$0.44
Dividends Paid Per Share	$0.17	$0.17	$0.34	$0.34
Average Shares Outstanding	8,543,553	8,540,553	8,543,553	8,540,553

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
(Thousands of dollars)	2004	2003
Assets
Current Assets:
Cash and cash equivalents	$19,928	$16,272
Short-term investments	2,617	1,174
Accounts receivable - net	35,669	32,148
Inventories - net	35,003	38,062
Other current assets and deferred income taxes	5,918	6,606

Total Current Assets	99,135	94,262
Property, plant and equipment	134,311	132,617
less allowances for depreciation	80,939	78,279

Property, Plant and Equipment - Net	53,372	54,338
Other assets	12,117	12,339

Total Assets	$164,624	$160,939

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$7,137	$6,163
Payrolls and related liabilities	3,591	3,162
Accrued expenses	10,440	10,041
Income taxes	2,643	2,542

Total Current Liabilities	23,811	21,908
Postretirement benefits	22,862	22,569
Shareholders’ Equity
Common shares, without par value:
Authorized - 14,000,000 shares;
Outstanding - 8,543,553 shares in 2004 and 2003 (after deducting treasury shares of 321,623 in 2004 and 2003) at stated capital amount	5,091	5,091
Retained earnings	114,107	112,357
Accumulated other comprehensive income (loss)	(1,247)	(986)

Total Shareholders’ Equity	117,951	116,462

Total Liabilities and Shareholders’ Equity	$164,624	$160,939

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
(Thousands of dollars)	2004	2003
Cash Flows From Operating Activities:
Net income	$4,656	$3,769
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,588	3,531
Changes in operating assets and liabilities	2,305	(2,644)

Net Cash Provided by Operating Activities	10,549	4,656
Cash Flows From Investing Activities:
Capital additions, net	(2,545)	(2,145)
Change in short-term investments	(1,443)	—

Net Cash Used For Investing Activities	(3,988)	(2,145)
Cash Flows From Financing Activities:
Cash dividends	(2,905)	(2,904)
Repayments to bank and note holders	—	(145)

Net Cash Used for Financing Activities	(2,905)	(3,049)

Net Increase/(Decrease) in Cash and Cash Equivalents	3,656	(538)
Cash and Cash Equivalents:
Beginning of year	16,272	13,086

June 30,	$19,928	$12,548

PART I—CONTINUED

ITEM 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A — BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Certain prior year amounts have been reclassified to conform to the 2004 presentation.

NOTE B — INVENTORIES

The major components of inventories are as follows:

	June 30,	December 31,
(Thousands of dollars)	2004	2003
Raw materials and in-process	$19,762	$21,488
Finished parts	13,972	15,194
Finished products	1,269	1,380

	$35,003	$38,062

NOTE C — COMPREHENSIVE INCOME

During the three-month period ended June 30, 2004 and 2003, total comprehensive income was $2,433,000 and $3,069,000, respectively. During the six-month period ended June 30, 2004 and 2003, total comprehensive income was $4,395,000 and $4,463,000, respectively. The reconciling item between net income and comprehensive income consists of foreign currency translation adjustments.

PART I—CONTINUED

NOTE D—PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors a defined benefit pension plan covering substantially all employees. The Company also sponsors a non-contributory defined benefit health care plan that provides health benefits to retirees and their spouses. (See Note E – Pensions and Other Postretirement Benefits for the year ended December 31, 2003 included in the Form 10-K.)

The following table presents the components of net periodic benefit cost:

	Pension Benefits		Postretirement Benefits
	Six Months Ended		Six Months Ended
	June 30,		June 30,
(Thousands of dollars)	2004	2003	2004	2003
Service cost	$935	$830	$523	$480
Interest cost	1,071	1,082	863	817
Expected return on plan assets	(1,118)	(984)	—	—
Amortization of prior service cost and unrecognized (gain)/loss	272	265	(281)	(378)
Recognized net actuarial (gain)/loss	—	—	11	11

Benefit cost	$1,160	$1,193	$1,116	$930

In March 2004, the FASB issued Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,”(“FSP No. 106-2”) in response to a new law regarding prescription drug benefits under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Currently, Statement of Financial Accounting Standard No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“No. 106”) requires that changes in relevant law be considered in current measurement of postretirement benefit costs. The Company’s measures of the accumulated postretirement benefit obligation and the net periodic postretirement benefit cost do not reflect the effects of the subsidy, because it has not yet been concluded whether the benefits under the Company’s plan are actuarially equivalent to Medicare Part D. FSP No. 106-2 will be effective beginning in the third quarter of 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this section and elsewhere herein contain various forward-looking statements and include assumptions concerning The Gorman-Rupp Company’s operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, The Gorman-Rupp Company provides the following cautionary statement identifying important economic, political, and technological factors, among others, the absence of which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.

PART I—CONTINUED

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—CONTINUED

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

Second Quarter 2004 Compared to Second Quarter 2003

Net sales for the second quarter 2004 were $50,804,000 compared to $49,264,000 for the same period 2003, an increase of $1,540,000 or 3.1%. The increase in net sales was attributable to higher product sales in the industrial, international and construction markets. While these markets showed signs of economic recovery, the water and wastewater market, one of the Company’s largest, remained slow primarily due to municipal and state funding issues.

Cost of products sold for the second quarter 2004 was $39,946,000 compared to $37,995,000 during 2003, an increase of $1,951,000 or 5.1%. As a percentage of net sales, cost of products sold was 78.6% in 2004, compared to 77.1% in 2003. The increase was attributable to higher cost of materials, product mix factors and volume related costs.

Selling, general, and administrative (“S,G&A”) expenses were $7,102,000 in the second quarter 2004 compared to $7,195,000 in 2003, a decrease of $93,000 or 1.3%. While expenses remained relatively stable during the period as a percent of net sales, S,G&A expenses were 14.0% in 2004 compared to 14.6% in 2003. The improvement in rate reflects stable expenses on increased sales.

Other income in the current quarter 2004 was $195,000 compared to $149,000 for the same period 2003, an increase of $46,000 or 30.9%. The increase principally resulted from favorable foreign exchange on inter-company transactions and increased interest income during the second quarter 2004 compared to the same period 2003.

Income before income taxes was $3,888,000 in 2004 compared to $4,151,000 in 2003, a decrease of $263,000 or 6.3%. Increases in cost of materials, product mix changes and volume related costs at several divisions more than offset improved sales resulting in the lower income before income taxes. The effective income tax rate was 37.0% in 2004 and 38.2% in 2003.

Net income was $2,449,000 in 2004 compared to $2,567,000 in 2003, a decrease of $118,000 or 4.6%. As a percent of net sales, net income was 4.8% in 2004 compared to 5.2% in 2003. Earnings per share were $0.29 in 2004 compared to $0.30 in 2003, a decrease of $0.01 per share.

Six Months 2004 Compared to Six Months 2003

Net sales for the six months ended June 30, 2004 were $100,235,000 compared to $93,167,000 for the same period 2003, an increase of $7,068,000 or 7.6%. The increase in the six months 2004 net sales, resulted principally in the industrial, international and construction markets, primarily reflecting

PART I—CONTINUED

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—CONTINUED

the general economic recovery. Increases in revenues from pump products of 6.5%, and to a lesser extent improvement in sales of fabricated products during the period, accounted for the increase over the first six months 2003. The backlog of orders at June 30, 2004, was $60,300,000 compared to $66,800,000 at June 30, 2003, a decline of $6,500,000 or 9.7%. The decline during the period was principally due to a reduction in orders for fabricated products.

Cost of products sold for the first six months 2004 was $79,247,000 compared to $73,460,000 during 2003, an increase of $5,787,000 or 7.9%. As a percentage of sales, cost of products sold was 79.1% in 2004 compared to 78.9% in 2003. Higher material costs, product mix factors and costs related to low volume at some divisions more than offset the favorable impact resulting from the effect of the Company’s operating leverage on increased sales and the benefit from continuing cost containment programs.

Selling, general, and administrative (“S,G&A”) expenses were $13,961,000 in 2004 compared to $13,958,000 in 2003. As a percent of net sales, S,G&A expenses were 13.9% in 2004 compared to 15.0% in 2003. The improvement in rate was the effect of generating increased sales while maintaining expenses.

Other income was $485,000 in 2004 compared to $511,000 in 2003, a decrease of $26,000 or 5.1%. The decrease principally resulted from unfavorable foreign exchange on inter-company transactions partially offset by an increase in interest income during the first six months 2004, compared to the same period 2003.

Income before income taxes was $7,391,000 in 2004 compared to $6,087,000 in 2003, an increase of $1,304,000 or 21.4%. The favorable effect of the Company’s operating leverage on increased sales and the benefit from continuing cost containment programs has more than offset cost increases realized during the six month period 2004, compared to the same period 2003. The effective income tax rate was 37.0% in 2004 and 38.1% in 2003.

Net income was $4,656,000 in 2004 compared to $3,769,000 in 2003, an increase of $887,000 or 23.5%. As a percent of net sales, net income was 4.6% in 2004 compared to 4.0% in 2003. Earnings per share were $0.55 in 2004 compared to $0.44 in 2003, an increase of $0.11 per share.

Liquidity and Sources of Capital

Cash flows from operating activities increased $5,893,000 to $10,549,000 at June 30, 2004, compared to $4,656,000 June 30, 2003. The increase was primarily related to a decrease in working capital requirements and increased net income.

Investing activities included payments for normal capital additions of $2,545,000 and $2,145,000 for the six months ended June 30, 2004 and 2003, respectively. The Company increased its short-term investments $1,443,000 during the six months ended June 30, 2004.

PART I—CONTINUED

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—CONTINUED

Financing activities consisted of payments primarily for dividends, which were $2,905,000, and $2,904,000 for the six months ended June 30, 2004 and 2003, respectively.

The Company continues to finance most of its capital expenditures and working capital requirements through internally generated funds and bank financing. The ratio of current assets to current liabilities was 4.2 to 1 at June 30, 2004 and 4.3 to 1 at December 31, 2003.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation under the supervision and participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, which disclosed no significant deficiencies or material weaknesses, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end the period covered by this quarterly report. There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

****************************

PART II—OTHER INFORMATION

ITEM 5. EXHIBITS AND REPORT ON FORM 8-K

(a)	Exhibits

Exhibit 31.1	Certification by Jeffrey S. Gorman, Chief Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by Robert E. Kirkendall, Chief Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports filed on Form 8-K during the Quarter ended June 30, 2004
A Form 8-K related to earnings release was filed on April 20, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Gorman-Rupp Company

(Registrant)

Date: July 30, 2004

	By:	/s/Judith L. Sovine

Judith L. Sovine
Corporate Treasurer

	By:	/s/Robert E. Kirkendall

Robert E. Kirkendall
Senior Vice President and
Chief Financial Officer