Form 10-Q
period 2004-09-30
GORMAN RUPP CO
filed 2004-11-09
CIK 42682

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2004	Commission File Number 1-6747

The Gorman-Rupp Company

(Exact name of registrant as specified in its charter)

Ohio	34-0253990

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

305 Bowman Street, P.O. Box 1217, Mansfield, Ohio	44901

(Address of principal executive offices)	(Zip Code)

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

Common shares, without par value, outstanding at September 30, 2004. 10,682,697

*****************

Page 1 of 17 pages

The Gorman-Rupp Company and Subsidiaries
Three and Nine Months Ended September 30, 2004 and 2003

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Statements of Income
-Three months ended September 30, 2004 and 2003
-Nine months ended September 30, 2004 and 2003
Condensed Consolidated Balance Sheets
-September 30, 2004 and December 31, 2003
Condensed Consolidated Statements of Cash Flows
-Nine months ended September 30, 2004 and 2003
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures of Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on 8-K
EX-31.1 302 CEO Certification
EX-31.2 302 CFO Certification
EX-32 906 CEO and CFO Certifications
EX-31.1 Certification by Jeffrey S. Gorman, CEO
EX-31.2 Certification by Robert E. Krikendall, CFO
EX-32 Certification Pursuant to 18 U.S.C. Section 1350

PART I. FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS (UNAUDITED)

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	Sept 30,		Sept 30,
(Thousands of dollars, except per share amounts)	2004	2003	2004	2003
Net sales	$52,392	$53,500	$152,627	$146,667
Cost of products sold	41,532	42,272	120,851	115,804

Gross Profit	10,860	11,228	31,776	30,863
Selling, general and administrative expenses	7,587	7,382	21,553	21,347

Operating Income	3,273	3,846	10,223	9,516
Other income	6	304	491	815
Other expense	(16)	(36)	(60)	(130)

Income Before Income Taxes	3,263	4,114	10,654	10,201
Income taxes	1,207	1,559	3,942	3,877

Net Income	$2,056	$2,555	$6,712	$6,324

Basic And Diluted Earnings Per Share	$0.19	$0.24	$0.63	$0.59
Dividends Paid Per Share	$0.14	$0.14	$0.41	$0.41
Average Shares Outstanding	10,682,697	10,678,947	10,680,206	10,676,461

Per share and share data reflects the 5 for 4 stock split effective September 10, 2004.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
(Thousands of dollars)	2004	2003
Assets
Current Assets:
Cash and cash equivalents	$20,170	$16,272
Short-term investments	3,200	1,174
Accounts receivable — net	35,344	32,148
Inventories — net	35,629	38,062
Other current assets and deferred income taxes	7,290	6,606

Total Current Assets	101,633	94,262
Property, plant and equipment	135,056	132,617
less allowances for depreciation	82,648	78,279

Property, Plant and Equipment — Net	52,408	54,338
Other assets	12,116	12,339

Total Assets	$166,157	$160,939

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$6,362	$6,163
Payrolls and related liabilities	3,752	3,162
Accrued expenses	11,382	10,041
Income taxes	2,657	2,542

Total Current Liabilities	24,153	21,908
Postretirement benefits	23,033	22,569
Shareholders’ Equity
Common shares, without par value:
Authorized - 14,000,000 shares;
Outstanding - 10,682,697 shares in 2004 and 10,678,947 in 2003 (after deducting treasury shares of 398,278 in 2004 and 402,028 in 2003) at stated capital amount	5,093	5,091
Retained earnings	114,735	112,357
Accumulated other comprehensive loss	(857)	(986)

Total Shareholders’ Equity	118,971	116,462

Total Liabilities and Shareholders’ Equity	$166,157	$160,939

Shares reflect the 5 for 4 stock split effective September 10, 2004.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
(Thousands of dollars)	2004	2003
Cash Flows From Operating Activities:
Net income	$6,712	$6,324
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,387	5,359
Changes in operating assets and liabilities	1,577	(652)

Net Cash Provided by Operating Activities	13,676	11,031
Cash Flows From Investing Activities:
Capital additions, net	(3,341)	(2,915)
Change in short-term investments	(2,026)	(1,500)

Net Cash Used For Investing Activities	(5,367)	(4,415)
Cash Flows From Financing Activities:
Cash dividends	(4,411)	(4,356)
Repayments to bank and note holders	—	(145)

Net Cash Used for Financing Activities	(4,411)	(4,501)

Net Increase in Cash and Cash Equivalents	3,898	2,115
Cash and Cash Equivalents:
Beginning of year	16,272	13,086

September 30,	$20,170	$15,201

PART I—CONTINUED

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A — BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

The accompanying income statement, dated September 30, 2004, of The Gorman-Rupp Company differs from and supersedes the income statement furnished with the Form 8-K filed October 25, 2004. The Company’s cost of product sold and selling, general and administrative expenses have been adjusted to include amortization expense, which was originally included in other expense.

Certain prior year amounts have been reclassified to conform to the 2004 presentation.

NOTE B — INVENTORIES

The major components of inventories are as follows:

	September 30,	December 31,
(Thousands of dollars)	2004	2003
Raw materials and in-process	$20,114	$21,488
Finished parts	14,223	15,194
Finished products	1,292	1,380

	$35,629	$38,062

NOTE C — SHAREHOLDERS’ EQUITY

On July 22, 2004, the Company announced a 5 for 4 common stock split effective September 10, 2004 to shareholders of record as of August 13, 2004. The outstanding common stock was increased from 8,546,553 shares without par value to 10,682,697 shares without par value. Share and per share data for all periods presented have been restated to reflect the stock split.

PART I—CONTINUED

NOTE D – COMPREHENSIVE INCOME

During the three-month period ended September 30, 2004 and 2003, total comprehensive income was $2,446,000 and $2,534,000, respectively. During the nine-month period ended September 30, 2004 and 2003, total comprehensive income was $6,841,000 and $6,997,000, respectively. The reconciling item between net income and comprehensive income consists of foreign currency translation adjustments.

NOTE E—PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors a defined benefit pension plan covering substantially all employees. The Company also sponsors a non-contributory defined benefit health care plan that provides health benefits to retirees and their spouses. (See Note E – Pensions and Other Postretirement Benefits for the year ended December 31, 2003 included in the Form 10-K.)

The following table presents the components of net periodic benefit cost:

	Pension Benefits		Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
(Thousands of dollars)	2004	2003	2004	2003
Service cost	$1,403	$1,246	$785	$719
Interest cost	1,607	1,623	1,294	1,225
Expected return on plan assets	(1,678)	(1,477)	—	—
Amortization of prior service cost and unrecognized (gain)/loss	408	398	(422)	(567)
Recognized net actuarial (gain)/loss	—	—	17	17
Settlement loss	—	1,250	—	—

Benefit cost	$1,740	$3,040	$1,674	$1,394

During 2003, the Company’s accumulated distributions to retirees exceeded pension service and interest costs requiring a portion of previously unrecognized pension losses associated with the distribution to be expensed. The additional pension cost of $1,250,000 represents a settlement loss resulting in an allocation of $875,000 to manufacturing expense and $375,000 to selling, general and administrative expense.

PART I—CONTINUED

NOTE E—PENSION AND OTHER POSTRETIREMENT BENEFITS

In March 2004, the FASB issued Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,”(“FSP No. 106-2”) in response to a new law regarding prescription drug benefits under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Currently, Statement of Financial Accounting Standard No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“No. 106”) requires that changes in relevant law be considered in current measurement of postretirement benefit costs. FSP No. 106-2 is effective beginning in the third quarter of 2004.

However, the Company’s measures of the accumulated postretirement benefit obligation and the net periodic postretirement benefit cost do not reflect the effects of the subsidy, because it has not yet been concluded whether the benefits under the Company’s plan are actuarially equivalent to Medicare Part D.

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

Third Quarter 2004 Compared to Third Quarter 2003

Net sales for the third quarter 2004 were $52,392,000 compared to $53,500,000 for the same period 2003, a decrease of $1,108,000 or 2.1%. The decline in net sales for the third quarter of 2004 resulted primarily from decisions made by municipalities to postpone certain capital spending projects.

Cost of products sold for the third quarter 2004 was $41,532,000 compared to $42,272,000 during 2003, a decrease of $740,000 or 1.8%, primarily due to lower sales volume. As a percentage of net sales, cost of products sold was 79.3% in 2004, compared to 79.0% in 2003. The change in percent of net sales in the third quarter 2004 was primarily attributable to higher material costs from suppliers and product mix; partially offset by lower pension costs of $875,000 discussed below.

PART I—CONTINUED

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selling, general, and administrative (“S,G&A”) expenses were $7,587,000 in the third quarter 2004 compared to $7,382,000 in 2003, an increase of $205,000 or 2.8%. As a percentage of net sales, S,G&A expenses were 14.5% in 2004 compared to 13.8% in 2003. Increases in S,G&A expenses principally resulted from higher professional service fees of $270,000 relating to compliance requirements of the Sarbanes-Oxley Act of 2002 and higher marketing cost of $260,000 related to product promotion. These increases in S,G&A expenses were partially offset by lower pension costs of $375,000 discussed below.

Pension expense decreased in the third quarter 2004, principally due to a transaction in the third quarter 2003 when the Company’s accumulated distributions to retirees exceeded pension service and interest costs requiring a portion of previously unrecognized pension losses associated with the distribution to be expensed. The additional pension cost of $1,250,000 represents a settlement loss resulting in an allocation of $875,000 to cost of product sold and $375,000 to selling, general and administrative expense.

Other income in the current quarter 2004 was $6,000 compared to $304,000 for the same period in 2003, a decrease of $298,000. The decrease principally resulted from the unfavorable impact of currency translation on inter-company transactions during the third quarter 2004 compared to the same period 2003.

Income before income taxes for the third quarter 2004 was $3,263,000 compared to $4,114,000 for the same period in 2003, a decrease of $851,000 or 20.7%. The effective income tax rate was 37.0% in 2004 and 37.9% in 2003.

Net income for the third quarter 2004 was $2,056,000 compared to $2,555,000 for the same period in 2003, a decrease of $499,000 or 19.5%. As a percent of net sales, net income was 3.9% in 2004 compared to 4.8% in 2003. Earnings per share, stated to reflect the 5 for 4 stock split effective September 10, 2004, was $0.19 in 2004 compared to $0.24 in 2003, a decrease of $0.05 per share.

Nine Months 2004 Compared to Nine Months 2003

Net sales for the nine months ended September 30, 2004 were $152,627,000 compared to $146,667,000 for the same period 2003, an increase of $5,960,000 or 4.1%. The increase in the nine months 2004 net sales primarily reflects the general economic recovery. The backlog of orders at September 30, 2004 was $65,917,000 compared to $58,453,000 at September 30, 2003, an increase of $7,464,000 or 12.8%. The increase during the period was principally due to increased orders for custom pumps.

Cost of products sold for the first nine months 2004 was $120,851,000 compared to $115,804,000 during 2003, an increase of $5,047,000 or 4.3%, primarily due to higher sales volume. As a percentage of sales, cost of products sold was 79.2% in 2004 compared to 79.0% in 2003. Higher material costs from suppliers and product mix principally offset the favorable impact from lower pension costs of $875,000 discussed below.

PART I—CONTINUED

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

S,G&A expenses for the nine months ended September 30, 2004 were $21,553,000 compared to $21,347,000 in the same period 2003; an increase of $206,000. As a percent of net sales, S,G&A expenses were 14.1% in 2004 compared to 14.6% in 2003. The improvement in rate of .5% resulted from the benefit of increased sales and reduced pension expense discussed below.

Pension expense decreased for the nine months 2004, principally due to a transaction in the third quarter 2003 when the Company’s accumulated distributions to retirees exceeded pension service and interest costs requiring a portion of previously unrecognized pension losses associated with the distribution to be expensed. The additional pension cost of $1,250,000 represents a settlement loss resulting in an allocation of $875,000 to cost of product sold and $375,000 to selling, general and administrative expense.

Other income was $491,000 in 2004 compared to $815,000 in 2003, a decrease of $324,000 or 39.8%. The decrease principally resulted from the unfavorable impact of currency translation on inter-company transactions of $471,000; partially offset by an increase in interest income of $91,000 during the first nine months 2004, compared to the same period 2003.

Income before income taxes for the first nine months in 2004 was $10,654,000 compared to $10,201,000 in the same period in 2003, an increase of $453,000 or 4.4%. The effective income tax rate was 37.0% in 2004 and 38.0% in 2003.

Net income for the first nine months in 2004 was $6,712,000 compared to $6,324,000 in the same period in 2003, an increase of $388,000 or 6.1%. As a percent of net sales, net income was 4.4% in the nine months in 2004 compared to 4.3% in 2003. Earnings per share, stated to reflect the 5 for 4 stock split effective September 10, 2004, were $0.63 in 2004 compared to $0.59 in 2003, an increase of $0.04 per share.

Liquidity and Sources of Capital

Cash provided by operating activities during the first nine months in 2004 was $13,676,000, compared to $11,031,000 September 30, 2003, an increase of $2,645,000. The improvement was primarily attributable to a decrease in inventory and a favorable variance in accounts receivable compared to nine months 2003. These improvements reflect inventory management and the timing of collections. A reduction in income taxes payable and an increase in prepaid pension partially offset the improvement in cash provided by operating activities.

Investing activities included payments for normal capital additions of $3,341,000 and $2,915,000 for the nine months ended September 30, 2004 and 2003, respectively. The Company also increased its short-term investments by $2,026,000 during the nine months ended September 30, 2004.

Financing activities consisted of payments primarily for dividends, which were $4,411,000, and $4,356,000 for the nine months ended September 30, 2004 and 2003, respectively.

The Company continues to finance its capital expenditures and working capital requirements principally through internally generated funds, available unsecured lines of credit from several banks and proceeds from short-term investments. The ratio of current assets to current liabilities was 4.2 to 1 at September 30, 2004 and 4.3 to 1 at December 31, 2003.

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

****************************

PART II—OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	Exhibit 31.1	Certification by Jeffrey S. Gorman, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2	Certification by Robert E. Kirkendall, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports filed on Form 8-K during the Quarter ended September 30, 2004
A Form 8-K related to earnings release was filed on July 23, 2004.
A Form 8-K announcing a 5 for 4 stock split was filed on July 26, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Gorman-Rupp Company

(Registrant)
Date: November 9, 2004

	By:	/s/Judith L. Sovine

Judith L. Sovine Corporate Treasurer

	By:	/s/Robert E. Kirkendall

Robert E. Kirkendall Senior Vice President and Chief Financial Officer