Form 10-K
period 2004-12-31
GORMAN RUPP CO
filed 2005-03-11
CIK 42682

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004 Commission file number 1-6747
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

THE GORMAN-RUPP COMPANY

(Exact name of Registrant as specified in its charter)

Ohio	34-0253990
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

305 Bowman St., Mansfield, Ohio	44903
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (419) 755-1011

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered

Common Shares, without par value	American Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the Registrant is an accelerated filer. Yes ☑ No ☐

State the aggregate market value of the voting common equity held by non-affiliates of the Registrant. The aggregate market value is computed by reference to the price at which the common equity was sold as of June 30, 2004. $127,828,737.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of March 1, 2005.

Common Shares, without par value—10,682,697

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2004 Annual Report to Shareholders incorporated by reference into Part II (Items 5-8).

Portions of Notice of 2005 Annual Meeting of Shareholders and related Proxy Statement incorporated by reference into Part III (Items 10-14).

**************

The Exhibit Index is located at Page 17

PART I

ITEM 1. BUSINESS

Registrant (“Gorman-Rupp” or the “Company”) designs, manufactures and sells pumps and related equipment (pump and motor controls) for use in water, wastewater, construction, industrial, petroleum, original equipment, agricultural, fire protection, heating, ventilating and air conditioning (“HVAC”), military and other liquid-handling applications.

PRODUCTS

The principal products of the Company are pumps and fluid control products. (The Company operates principally in one business segment, the manufacture and sale of pumps and related fluid control equipment.) The following table sets forth, for the years 2002 through 2004, the total net sales, income before income taxes and identifiable assets ($000 omitted) of the Company.

	2004	2003	2002
Net Sales	$203,554	$195,826	$195,081
Income Before Income Taxes	14,352	14,400	14,203
Identifiable Assets	165,344	162,395	154,302

The Company’s product line consists of pump models ranging in size from 1/4” to 84” and ranging in rated capacity from less than one gallon per minute up to 500,000 gallons per minute. The types of pumps which the Company produces include self priming centrifugal, standard centrifugal, magnetic drive centrifugal, axial and mixed flow, rotary gear, diaphragm, bellows and oscillating.

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

PART I—Continued

ITEM 1. BUSINESS—Continued

industrial supplies promoted through third-party distributor catalogs. The acquisition of AMT offers the Company an opportunity to market commodity-type products and increase sales of AMT’s products through the Company’s existing outlets to domestic and international customers. AMT operates as a wholly owned subsidiary of Gorman-Rupp.

On March 1, 2002, the Company acquired all of the issued and outstanding stock of Flo-Pak, Inc. (“Flo-Pak”). Located in Buford, Georgia, Flo-Pak is a manufacturer of designed pumping systems for the HVAC and fire protection markets. The acquisition of Flo-Pak offers the Company an opportunity to diversify its sales into the HVAC product line and to increase its market share in fire protection products. Flo-Pak has been merged into Patterson Pump Company, a wholly owned subsidiary of the Company.

Gorman-Rupp continues to emphasize product development. Several of the Company’s existing products have been re-designed with added features to enable them to be employed in various new applications. In addition, Patterson Pump Company will introduce a new line of pumps and pump systems for the HVAC market early in 2005.

MARKETING

Except for government and export sales, the Company’s pumps are marketed in the United States and Canada through a network of about 1,000 distributors, through manufacturers’ representatives (for sales to many original equipment manufacturers), through third-party distributor catalogs, and by direct sales. The Company is seeking alliances to further enhance marketing opportunities. Government sales are handled directly by the Company; and export sales are made through the Company’s wholly owned subsidiary, The Gorman-Rupp International Company, as well as through foreign distributors and representatives. During 2004 and 2003, shipments to no single customer exceeded 10.0% of total net sales. In 2002, shipments to The General Electric Company approximated 11.6% of total sales. The General Electric Company is a continuing customer of the Company.

In recent years, Gorman-Rupp has actively pursued international business opportunities by, among other efforts, opening facilities outside North America. In 1996, the Company established an office in Greece to improve access to Middle East and European markets. In 1998, Patterson Pump Company’s majority-owned subsidiary, Patterson Pump Ireland Limited, started the assembly of pumps in Ireland to further serve the European market. (In March 2002, Patterson Pump Company acquired the balance of the equity interest in Patterson Pump Ireland Limited.) In 1999, the Mansfield Division opened a warehouse in Grindstead, Denmark to further enhance marketing opportunities in Europe and the Middle East. This warehouse was closed in 2001 and a warehouse near Leeuwarden, The Netherlands was opened in January 2002 to better serve those purposes. The Company’s foreign operations do not involve any material risks due to their small size, both individually and collectively.

PART I—Continued

ITEM 1. BUSINESS—Continued

Approximately 21% of all 2004 sales were made to customers outside the United States, as compared to 19% in 2003 and 18% in 2002. (Included were sales made to customers in Canada approximating 4% in 2004 and 2003 and 3% in 2002.) The Company continues its efforts to penetrate international markets principally by its aggressive response to worldwide pump needs.

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

The Company purchases motors for its polypropylene bellows pumps and magnetic drive pumps from several alternative vendors, and motor components for its large submersible pumps from a limited number of suppliers. Small motor requirements are also currently sourced from alternative suppliers.

The other production operations of the Company consist of the machining of castings, the cutting and shaping of bar stock and structural members, the manufacture of a few minor components, and the assembling, painting and testing of its products. Virtually all of the Company’s products are tested prior to shipment.

OTHER ASPECTS

As of December 31, 2004, the Company employed approximately 963 persons, of whom approximately 558 were hourly employees. The Company has no collective bargaining agreements, has never experienced a strike and considers its labor relations to be satisfactory.

Although the Company owns a number of patents, and several of them are important to its business, Gorman-Rupp believes that the business of the Company is not materially dependent upon any one or more patents.

PART I—Continued

ITEM 1. BUSINESS—Continued

As of December 31, 2004, the value of the Company’s backlog of unfilled orders was approximately $68,936,000, of which $46,951,000 was for the unfilled orders of Patterson Pump Company. Approximately 84% of the Company’s backlog of unfilled orders, including the unfilled orders of Patterson Pump Company, is scheduled to be shipped during 2005, with the remainder scheduled to be shipped during 2006. As of December 31, 2003, the value of the backlog of unfilled orders was approximately $58,359,000, of which $38,525,000 was for the unfilled orders of Patterson Pump Company.

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

ITEM 2. PROPERTIES

All of the production operations of the Company are conducted at its plants located in Mansfield and Bellville, Ohio; Toccoa and Buford, Georgia; St.Thomas, Ontario, Canada; County Westmeath, Ireland; and Royersford, Pennsylvania. The Company owns an approximately 26,000 square foot facility in Sparks, Nevada comprising a training center and warehouse, and a former production plant in Oklahoma now used for warehousing and office space. In addition, the Company leases an approximately 10,000 square foot warehouse facility near Leeuwarden, The Netherlands to house pumps and pump parts. All of the Company’s properties, except the leased facilities in Ireland, The Netherlands and Buford, Georgia, are owned in fee without any material encumbrance. The Company’s seven production facilities are described below in more detail.

		Company
	Square	Operation
Location	Footage	Start Date	Description of Production Activity
Mansfield, Ohio	238,000	1947	Assembly, Warehousing and Office(1)
	134,200	1968	Assembly, Warehousing and Office(2)
	173,775	1975	Machining Operations(3)
	11,500	1979	Training, Personnel and Advertising
	83,500	1983	Warehousing(4)
	360,000	2000	Machining, Assembly and Warehousing(5)

Bellville, Ohio	93,200	1953	Assembly, Warehousing and Office(6)

PART I—Continued

ITEM 2. PROPERTIES—Continued

Toccoa, Georgia	171,750	1988	Manufacturing, Warehousing and Office(7)

Buford, Georgia	19,200	2002	Manufacturing, Warehousing and Office(8)

St. Thomas, Ontario, Canada	52,600	1960	Manufacturing, Warehousing and Office(9)

County Westmeath, Ireland	10,000	1998	Manufacturing(10)

Royersford, Pennsylvania	78,400	2002	Manufacturing, Warehousing and Office(11)

	43,100	2002	Warehousing(12)

Sand Springs, Oklahoma	28,200	1977	Warehousing and Office(13)

(1)	The original production plant, located on a 26 acre site, was built in 1917 and has been expanded on several occasions, the latest in 1973.

(2)	This facility, also situated on the foregoing 26 acre site, has been frequently expanded, most recently in 1994 and includes a modern testing facility.

(3)	This plant, located on a 5-1/2 acre site and purchased in 1975, has been used mainly for machining operations and storage of raw materials. The latest addition was made in 1978. This facility is currently on the market for sale, and portions of it are being leased to unrelated parties.

(4)	This facility was built in 1920 and is located on 3.4 acres adjacent to the Company’s 26 acre site. This facility was renovated in 1983.

(5)	In 1997, the Company purchased 90 acres of undeveloped land near the Mansfield Lahm Airport for future expansion and consolidation of facilities for the Mansfield Division and the Corporate Office. In 1998, design work and site preparation began on the new consolidated facilities project. In 2000, the first phase of the manufacturing and warehousing facility was completed, and the machining, weld and fabrication operations of the Mansfield Division were relocated to this facility. The second phase has not yet begun.

(6)	This facility is situated on an 8.5 acre site. The initial portion of this plant was built in 1953 and has been expanded on several occasions, most recently in 1973-74.

(7)	This facility, which supports Patterson Pump Company, is situated on a 31 acre site. Between 1989 and 2000, the facility has been expanded on several occasions, including the addition of a modern 400,000 gallon testing facility and office.

(8)	This facility supports the operations of the Flo-Pak business unit of Patterson Pump Company. It is leased to Patterson Pump Company by an unrelated company for a term of 36 months ending May 31, 2007.

(9)	The plant in St. Thomas, Ontario is operated by Gorman-Rupp of Canada, Ltd. It is situated on an 11 acre site and has undergone a number of expansions since it was established in 1960, the latest being completed in 1998.

(10)	The leased manufacturing facility occupied by Patterson Pump Ireland Limited consists of 8,000 square feet of manufacturing space and 2,000 square feet of office space.

PART I—Continued

ITEM 2. PROPERTIES—Continued

(11)	This facility supports the operations of American Machine and Tool Co., Inc. of Pennsylvania. It is located on a 3.25 acre site and has undergone a number of expansions since it was established in 1962.

(12)	This facility also supports the operations of American Machine and Tool Co., Inc. of Pennsylvania. It is located on a 2.2 acre site and has undergone two expansions since it was established in 1982. Ten thousand square feet of this facility is leased to an unrelated company under a 60 month agreement (beginning April 1, 2004).

(13)	The Oklahoma facility is located on 4.5 acres of land. Originally built in 1973, the facility was expanded four times between 1978 and 1991. In 1980, a contiguous parcel of two acres of undeveloped land was purchased for future needs. Starting in 1977, this plant comprised the Company’s Ramparts Division (manufacturer of chemical pumps). In 2003, the Ramparts Division was integrated into the Mansfield Division and manufacturing operations were relocated to Mansfield, Ohio.

Gorman-Rupp considers its plants, machinery and equipment to be well maintained, in good operating condition and adequate for the present uses and business requirements of the Company.

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

**************

PART I—Continued

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3), the information regarding executive officers called for by Item 401 of Regulation S-K and by Item 10 of this Form 10-K is set forth below.

			Date
			Elected to
Name	Age	Office	Position
James C. Gorman	80	Chairman	1989

Jeffrey S. Gorman	52	President and Chief Executive Officer; General Manager, Mansfield Division	1998/1989

Robert E. Kirkendall	62	Senior Vice President, Chief Financial Officer and Assistant Corporate Secretary	2003

William D. Danuloff	57	Vice President Information Technology (formerly Information Services)	1991

Judith L. Sovine	60	Treasurer	2001

David P. Emmens	56	Corporate Counsel and Corporate Secretary	1997/2002

Except as noted, each of the above-named officers has held his or her executive position with the Company for the past five years. Mr. J. C. Gorman served as the Company’s President from 1964 until 1989, and as Chief Executive Officer from 1964 until 1996. (He has served as a Director of the Company continuously since 1946.) Mr. J. S. Gorman was elected President and Chief Executive Officer effective May 1, 1998, after having served as Senior Vice President since 1996. Mr. J. S. Gorman has held the position of General Manager of the Mansfield Division since 1989. He served as Assistant General Manager from 1986 to 1988; and he held the office of Corporate Secretary from 1982 to 1990. (He has served as a Director of the Company continuously since 1989.) Mr. Kirkendall was elected as Senior Vice President, Chief Financial Officer and Assistant Corporate Secretary in 2003. He was elected as Senior Vice President and Assistant Corporate Secretary in 2002; and he served as Vice President Corporate Development from 1999 to 2002, Corporate Secretary from 1990 to 2002 and Assistant Treasurer from 1982 to 1999. Mr. Danuloff was elected Vice President Information Technology (formerly Vice President Information Services) in 1991, after having served as Director of Information Services from 1981 to 1991. Ms. Sovine was elected Treasurer in 2001. She served as Assistant Treasurer from 1999 to 2001 and prior to 1999 held a variety of financial management positions within the Company. Mr. Emmens joined the Company as Corporate Counsel in 1997, and was elected as Corporate Secretary in 2002. He served as Assistant Corporate Secretary from 1999 to 2002.

PART I—Continued

Mr. J. S. Gorman is the son of Mr. J. C. Gorman. Mr. Christopher H. Lake, a Director of the Company, is the son of Dr. Peter B. Lake, also a Director. There are no other family relationships among any of the Executive Officers and Directors of the Company.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER
     PURCHASES OF EQUITY SECURITIES

Attention is directed to the section “Ranges of Stock Prices” and the data immediately below pertaining to the shareholder information reported by the Transfer Agent and Registrar on page 34 in the Company’s 2004 Annual Report to Shareholders, which are incorporated herein by this reference.

None of the Company’s Common Shares were sold by the Company during the period covered by this Form 10-K that were not registered under the Securities Act of 1933.

The Company did not repurchase any of its Common Shares during the fourth quarter of the period covered by this Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

Attention is directed to the section “Eleven Year Summary of Selected Financial Data” on pages 30 and 31 in the Company’s 2004 Annual Report to Shareholders, which is incorporated herein by this reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Attention is directed to the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 24-27, and to the “Safe Harbor Statement” on page 35, in the Company’s 2004 Annual Report to Shareholders, which are incorporated herein by this reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Attention is directed to the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 24-27, and to the “Safe Harbor Statement” on page 35, in the Company’s 2004 Annual Report to Shareholders, which are incorporated herein by this reference. The Company’s foreign operations do not involve any material risks due to their small size, both individually and collectively. As indicated in paragraph 10 on page 25 referenced above, the Company has no material market risk exposures required to be reported by Item 305 of Regulation S-K.

PART II—Continued

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Attention is directed to the Company’s consolidated financial statements, the notes thereto and the report of independent auditors thereon on pages 12-23, and to the section “Summary of Quarterly Results of Operations” on pages 30 and 31, in the Company’s 2004 Annual Report to Shareholders, which are incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has not changed its independent public accountants and there have been no reportable disagreements with such accountants regarding accounting principles or practices or financial disclosure matters.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. An evaluation was carried out under the supervision and with the participation of the Company’s Management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures did not maintain effective internal control over financial reporting as of December 31, 2004.

Management’s Report on Internal Control Over Financial Reporting
During the course of the Company’s 2004 financial statements close process, one material weakness in the Company’s internal control over financial reporting was identified. The material weakness related to the inadequacy of accounting personnel and certain communication procedures at Patterson Pump Company (a wholly owned subsidiary) which resulted in an untimely recognition of a decrease in inventory and net income at Patterson Pump. Gorman-Rupp has addressed the situation at Patterson Pump and is taking appropriate action. Management has plans underway to add additional accounting staff at Patterson Pump and to refine the manner and timeliness of communications between Patterson’s accounting department and Gorman-Rupp’s principal financial officer.

The 2004 Report of Management on Internal Control Over Financial Reporting and the related Attestation Report of the Independent Registered Public Accounting Firm are contained in this Form 10-K.

PART II—Continued

ITEM 9A. CONTROLS AND PROCEDURES—Continued

Changes in Internal Control Over Financial Reporting
There were no other changes in the Company’s disclosure controls and procedures that occurred during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Subsequent to the date of the evaluation, there have been no significant changes in the Company’s disclosure controls and procedures that could significantly affect the company’s internal control over financial reporting, other than the corrective actions taken by Gorman-Rupp with respect to Patterson Pump.

ITEM 9B. OTHER INFORMATION

The Company has no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this report on Form 10-K that has not otherwise been reported on a Form 8-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

With respect to Directors, attention is directed to the sections “Election of Directors” and “Board of Directors and Directors’ Committees” in the Company’s definitive Notice of 2005 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.

With respect to executive officers, attention is directed to Part I of this Form 10-K.

The Company has adopted a Code of Ethics that applies to its President and Chief Executive Officer, Senior Vice President and Chief Financial Officer, and Treasurer (as well as to all employees, officers and Directors). The Code of Ethics is set forth as an exhibit to this Form 10-K. In addition, the Code of Ethics is posted on the Company’s website accessible through its Internet address of www.gormanrupp.com (under the heading “Investor Relations” and the sub-heading “Corporate Governance”).

ITEM 11. EXECUTIVE COMPENSATION

Attention is directed to the sections “Board of Directors and Directors’ Committees”, “Executive Compensation”, “Pension and Retirement Benefits”, “Salary Committee Report on Executive Compensation” and “Shareholder Return Performance Presentation” in the Company’s definitive Notice of 2005 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.

PART III—Continued

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Attention is directed to the sections “Principal Shareholders”, “Election of Directors” and “Shareholdings by Executive Officers” in the Company’s definitive Notice of 2005 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.

On May 22, 1997, the Company’s Board of Directors adopted a Non-Employee Directors’ Compensation Plan. This Plan became effective without shareholder approval and constitutes the Company’s only equity compensation plan. The Plan provides for share compensation for regular services performed by each of the Company’s non-employee Directors. In addition to cash compensation, non-employee Directors receive an automatic award of 500 Common Shares (from the Company’s treasury) on each July 1 (through 2006 unless extended). The number of Common Shares which may be awarded under the Plan cannot exceed 50,000. As of December 31, 2004, 22,500 Common Shares had been issued to non-employee Directors and 34,375 Common Shares remained available for future issuance. (6,875 Common Shares were added as a result of the 5 for 4 stock split effective September 10, 2004.) No options, warrants or rights are available for issuance under the Plan. Attention is directed to the section “Board of Directors and Directors’ Committees” in the Company’s definitive Notice of 2005 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which is incorporated herein by this reference.

EQUITY COMPENSATION PLAN INFORMATION

Number of securities
	to be issued upon	Weighted average
	exercise of outstanding	exercise price of	Number of securities
	options, warrants and	outstanding options,	remaining available
Plan Category	rights	warrants and rights	for future issuance
Non-Employee Directors’ Compensation Plan	-0-	$-0-	34,375
(not approved by shareholders)

Equity compensation	—	—	—
plans approved by shareholders

Total	-0-	$-0-	34,375

PART III—Continued

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has no relationships or transactions required to be reported by Item 404 of Regulation S-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Attention is directed to the section “Appointment of Independent Public Accountants” in the Company’s definitive Notice of 2005 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which is incorporated herein by this reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

     1. Financial Statements

With respect to the audited consolidated financial statements of the Registrant and its subsidiaries, the following documents have been incorporated by reference into this report:

(i)	Consolidated balance sheets—December 31, 2004 and 2003

(ii)	Consolidated statements of income—Years ended December 31, 2004, 2003 and 2002

(iii)	Consolidated statements of shareholders’ equity—Years ended December 31, 2004, 2003 and 2002

(iv)	Consolidated statements of cash flows—Years ended December 31, 2004, 2003 and 2002

(v)	Notes to consolidated financial statements

(vi)	Report of independent auditors on consolidated financial statements

(vii)	2004 Report of Management on Internal Control Over Financial Reporting

(viii)	2004 Report of Independent Registered Public Accounting Firm

     2. Financial Statement Schedules

All financial statement schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

PART IV—Continued

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES—Continued

     3. Exhibits

The exhibits listed below are submitted in a separate section of this report immediately following the Exhibit Index.

(3)	(i) Articles of incorporation and (ii) By-laws

(4)	Instruments defining the rights of security holders, including indentures

(10)	Material contracts

(13)	Annual report to security holders

(14)	Code of Ethics

(21)	Subsidiaries of the registrant

(23)	Consents of experts

(24)	Powers of attorney

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(32)	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GORMAN-RUPP COMPANY
*By:	DAVID P. EMMENS
David P. Emmens
Attorney-In-Fact

Date: March 10, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

*	JEFFREY S. GORMAN	President, Principal Executive
Officer and Director
Jeffrey S. Gorman

*	ROBERT E. KIRKENDALL	Senior Vice President and Principal Financial
and Accounting Officer
Robert E. Kirkendall

*	JAMES C. GORMAN	Director

James C. Gorman

*	THOMAS E. HOAGLIN	Director

Thomas E. Hoaglin

*	CHRISTOPHER H. LAKE	Director

Christopher H. Lake

*	PETER B. LAKE	Director

Peter B. Lake

*	RICK R. TAYLOR	Director
Rick R. Taylor

*	W. WAYNE WALSTON	Director

W. Wayne Walston

*	JOHN A. WALTER	Director

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

March 10, 2005

By:	/s/DAVID P. EMMENS
David P. Emmens
Attorney-In-Fact

ANNUAL REPORT ON FORM 10-K

THE GORMAN-RUPP COMPANY

For the Year Ended December 31, 2004

EXHIBIT INDEX

EXHIBIT
(3) (4)	Amended Articles of Incorporation, as amended	*

(3) (4)	Regulations	*

(10) (a)	Form of Indemnification Agreement between the Company and its Directors and Officers	**

(10) (b)	Non-Employee Directors’ Compensation Plan	***

(13)	Incorporated Portions of 2004 Annual Report to Shareholders	19

(14)	Code of Ethics	41

(21)	Subsidiaries of the Company	44

(23)	Consents of Independent Auditors	45

(24)	Powers of Attorney	46

(31) (a)	Certification of Chief Executive Officer (Section 302 of the Sarbanes-Oxley Act of 2002)	49

(31) (b)	Certification of Chief Financial Officer (Section 302 of the Sarbanes-Oxley Act of 2002)	51

(32)	Certification Pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	53

*	Incorporated herein by this reference from Exhibits (3) (4) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

ANNUAL REPORT ON FORM 10-K

THE GORMAN-RUPP COMPANY

For the Year Ended December 31, 2004

EXHIBIT INDEX-Continued

**	Incorporated herein by this reference from Exhibit (10) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

***	Incorporated herein by this reference from Exhibit (10) (b) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.