Form 10-Q
period 2005-03-31
GORMAN RUPP CO
filed 2005-05-06
CIK 42682

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005	Commission File Number 1-6747

The Gorman-Rupp Company

(Exact name of registrant as specified in its charter)

Ohio	34-0253990

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

305 Bowman Street, Mansfield, Ohio	44903

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (419) 755-1011

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act). Yes ☑ No ☐

Common shares, without par value, outstanding at March 31, 2005. 10,682,697

*****************

Page 1 of 18 pages

The Gorman-Rupp Company and Subsidiaries
Three Months Ended March 31, 2005 and 2004

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Condensed Consolidated Statements of Income
-Three months ended March 31, 2005 and 2004

Condensed Consolidated Balance Sheets
-March 31, 2005 and December 31, 2004

Condensed Consolidated Statements of Cash Flows
-Three months ended March 31, 2005 and 2004

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 6. Exhibits

EX-31.1 302 CEO Certification

EX-31.2 302 CFO Certification

EX-32 Section 1350 CEO and CFO Certifications

PART I. FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS (UNAUDITED)

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(Thousands of dollars, except per share amounts)	2005	2004
Net sales	$52,037	$49,431
Cost of products sold	42,252	39,335

Gross Profit	9,785	10,096

Selling, general and administrative expenses	7,431	6,864

Operating Income	2,354	3,232

Other income	317	290

Other expense	(47)	(19)

Income Before Income Taxes	2,624	3,503

Income taxes	970	1,296

Net Income	$1,654	$2,207

Basic And Diluted
Earnings Per Share	$0.15	$0.21

Dividends Paid Per Share	$0.140	$0.136

Average Shares Outstanding	10,682,697	10,678,947

Shares outstanding and per share data reflect the 5 for 4 stock split effective September 10, 2004.

See notes to condensed consolidated financial statements.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
(Thousands of dollars)	2005	2004
Assets

Current Assets:

Cash and cash equivalents	$15,040	$16,202
Short-term investments	2,672	2,696
Accounts receivable - net	32,145	32,988
Inventories - net	42,875	38,234
Other current assets and deferred income taxes	6,101	6,525

Total Current Assets	98,833	96,645

Property, plant and equipment	133,587	135,660
less allowances for depreciation	80,486	80,848

Property, Plant and Equipment - Net	53,101	54,812

Other assets	14,932	13,887

Total Assets	$166,866	$165,344

Liabilities and Shareholders’ Equity

Current Liabilities:

Accounts payable	$7,057	$6,615
Payrolls and related liabilities	3,732	3,412
Accrued expenses	10,339	10,514
Income taxes	1,209	571

Total Current Liabilities	22,337	21,112

Postretirement benefits	22,641	22,334

Shareholders’ Equity
Common shares, without par value:
Authorized - 14,000,000 shares;
Outstanding - 10,682,697 shares in 2005 and 2004 (after deducting treasury shares of 398,278 in 2005 and 2004) at stated capital amount	5,093	5,093

Retained earnings	117,420	117,261
Accumulated other comprehensive loss	(625)	(456)

Total Shareholders’ Equity	121,888	121,898

Total Liabilities and Shareholders’ Equity	$166,866	$165,344

Shares outstanding reflect the 5 for 4 stock split effective September 10, 2004.

See notes to condensed consolidated financial statements.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
(Thousands of dollars)	2005	2004
Cash Flows From Operating Activities:

Net income	$1,654	$2,207
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,737	1,790
Changes in operating assets and liabilities	(1,850)	587

Net Cash Provided by Operating Activities	1,541	4,584

Cash Flows From Investing Activities:

Capital disposals (additions), net	134	(970)
Change in short-term investments	24	(368)
Payment for acquisition	(1,331)	—

Net Cash Used for Investing Activities	(1,173)	(1,338)

Cash Flows From Financing Activities:

Cash dividends	(1,495)	(1,452)

Net Cash Used for Financing Activities	(1,495)	(1,452)

Effect of exchange rate changes on cash	(35)	(33)

Net (Decrease) Increase in Cash and Cash Equivalents	(1,162)	1,761

Cash and Cash Equivalents:
Beginning of year	16,202	16,272

March 31,	$15,040	$18,033

See notes to condensed consolidated financial statements.

PART I—CONTINUED

ITEM 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A — BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Certain prior year amounts have been reclassified to conform to the 2005 presentation.

RESTATEMENT

During the course of the Company’s 2004 financial statement close process, a prior period error relating to the overstatement of a deferred income tax liability was identified. The correction of the error, recognizing an increase to shareholders’ equity and a reduction to deferred tax liability, resulted in a restatement of 2002, 2003 and the first three quarters of 2004 financial statements.

NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued Statement on Financial Accounting Standards (“SFAS”) No. 151 “Inventory Costs—an amendment of ARB No. 43, Chapter 4.” This Statement amends the guidance in ARB No. 43 to require idle facility expense, freight, handling costs, and wasted material (spoilage) be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of this statement on its financial statements.

FASB Staff Position (“FSP”) 109-1, Application of FASB Statement No. 109, “Accounting for Income Taxes,” for the Tax Deduction Provided to U.S. Based Manufacturers by the American Job Creation Act of 2004, and FSP 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004” were enacted on October 22, 2004.

FSP No. 109-1 clarifies the application of SFAS No. 109 to the new law’s tax deduction for income attributable to “domestic production activities.” The fully phased-in deduction is up to nine percent of the lesser of taxable income or “qualified production activities income.” The staff proposal would require that the deduction be accounted for as a special deduction in the period earned, not as a tax-rate reduction.

FSP No. 109-2 provides guidance under FASB Statement No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability.

PART I—CONTINUED

ITEM 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—CONTINUED

FSP 109-2 states that an enterprise is permitted time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company has not yet completed evaluating the impact of the repatriation provisions. Accordingly, as provided for in FSP 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

NOTE B — INVENTORIES

The major components of inventories are as follows:

	March 31,	December 31,
(Thousands of dollars)	2005	2004
Raw materials and in-process	$22,724	$20,348
Finished parts	18,436	16,602
Finished products	1,715	1,284

	$42,875	$38,234

NOTE C – PRODUCT WARRANTIES

A liability is established for estimated future warranty and service claims based on historical claim experience and specific product failures. The Company expenses warranty costs directly to cost of products sold. Changes in the Company’s product warranty liability are as follows:

	Three Months Ended
	March 31,
(Thousands of dollars)	2005	2004
Balance at beginning of year	$829	$599
Warranty costs	269	325
Settlements	(297)	(151)

Balance at end of quarter	$801	$773

NOTE D — SHAREHOLDERS’ EQUITY

On July 22, 2004, the Company announced a 5 for 4 common stock split effective September 10, 2004 to shareholders of record as of August 13, 2004. The outstanding common stock was increased from

PART I—CONTINUED

ITEM 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—CONTINUED

8,546,553 shares without par value to 10,682,697 shares without par value. Share and per share data for all periods presented have been restated to reflect the stock split.

NOTE E – COMPREHENSIVE INCOME

During the three-month period ended March 31, 2005 and 2004, total comprehensive income was $1,485,000 and $1,962,000, respectively. The reconciling item between net income and comprehensive income consists of foreign currency translation adjustments.

NOTE F—PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors a defined benefit pension plan covering substantially all employees. The Company also sponsors a non-contributory defined benefit health care plan that provides health benefits to retirees and their spouses. (See Note F – Pensions and Other Postretirement Benefits for the year ended December 31, 2004 included in the Form 10-K.)

The following table presents the components of net periodic benefit cost:

	Pension Benefits		Postretirement Benefits

	Three Months Ended		Three Months Ended
	March 31,		March 31,
(Thousands of dollars)	2005	2004	2005	2004

Service cost	$485	$468	$262	$262
Interest cost	554	535	444	431
Expected return on plan assets	(609)	(559)	—	—

Amortization of prior service cost and unrecognized (gain)/loss	169	136	—	(185)

Recognized net actuarial (gain)/loss	—	—	74	50

Benefit cost	$599	$580	$780	$558

In March 2004, the FASB issued Staff Position No. FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,”(“FSP No. 106-2”) in response to a new law regarding prescription drug benefits under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree health care benefit

PART I—CONTINUED

ITEM 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—CONTINUED

plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Currently, Statement of Financial Accounting Standard No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“No. 106”) requires that changes in relevant law be considered in current measurement of postretirement benefit costs. FSP No. 106-2 became effective beginning in the third quarter of 2004. In 2005, the Company determined that its current medical plan does not satisfy the “actuarially equivalent” test of the ACT.

NOTE G—ACQUISITIONS

In March, 2005 the Company acquired a submersible pump line from a private European company for a cash purchase price of $1,331,000. The acquisition was financed with cash from the Company’s treasury. The addition of this pump line will complement and expand the family of pumps currently offered to international markets.

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

First Quarter 2005 Compared to First Quarter 2004

Net sales for the first quarter 2005 were $52,037,000 compared to $49,431,000 for the same period 2004, an increase of $2,606,000 or 5.3%. The increase in net sales for the first quarter of 2005 resulted primarily from higher product sales in the construction, industrial and international markets. The backlog of orders at March 31, 2005 was $88,958,000 compared to $56,444,000 at March 31, 2004, an increase of $32,514,000 or 57.6% principally due to increased business in the construction, international and fire protection markets. The increase in net sales and backlog reflects a continuation

PART I—CONTINUED

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—CONTINUED

of positive signs in the economy, expansion of the capital goods markets and increased global demand for pumps principally driven by the higher price of oil.

Cost of products sold for the first quarter 2005 was $42,252,000 compared to $39,335,000 during 2004, an increase of $2,917,000 or 7.4%, primarily due to higher sales volume. As a percentage of net sales, cost of products sold was 81.2% in 2005, compared to 79.6% in 2004. The change in percent of net sales in the first quarter 2005 was primarily attributable to higher material costs from suppliers, lower margins in price sensitive markets and start-up costs associated with the new heating, ventilating and air conditioning (HVAC) market.

Selling, general, and administrative (“SG&A”) expenses were $7,431,000 in the first quarter 2005 compared to $6,864,000 in 2004, an increase of $567,000 or 8.3%. As a percentage of net sales, SG&A expenses were 14.3% in 2005 compared to 13.9% in 2004. Increases in SG&A expenses principally resulted from higher professional service fees of $305,000 related to compliance requirements of the Sarbanes-Oxley Act of 2002 and higher marketing cost of $260,000 related to product promotion at a CONEXPO show held every three years.

Other income in the current quarter 2005 was $317,000 compared to $290,000 for the same period in 2004, an increase of $27,000.

Other expense in the current quarter 2005 was $47,000 compared to $19,000 for the same period in 2004, an increase of $28,000.

Income before income taxes for the first quarter 2005 was $2,624,000 compared to $3,503,000 for the same period in 2004, a decrease of $879,000 or 25.1%. The effective income tax rate was 37.0% in 2005 and 2004.

Net income for the first quarter 2005 was $1,654,000 compared to $2,207,000 for the same period in 2004, a decrease of $553,000 or 25.1%. As a percent of net sales, net income was 3.2% in 2005 compared to 4.5% in 2004. Earnings per share was $0.15 in 2005 compared to $0.21 in 2004, a decrease of $0.06 per share.

Liquidity and Sources of Capital

Cash provided by operating activities during the first three months in 2005 was $1,541,000, compared to $4,584,000 for the same period in 2004, a decrease of $3,043,000. The decrease was primarily attributable to unfavorable variances in inventory and commissions payable of $7,800,000 and $918,000, respectively. These variances are principally due to inventory build-up to support the increased business activity and decreased sales that generate commissions. The decrease in cash provided by operating activities was partially offset by a favorable variance in accounts receivable of $5,100,000 which reflects timing of collections.

Cash used for investing activities during the first three months in 2005 was $1,173,000, compared to $1,338,000 for the same period in 2004, a decrease of $165,000. Investing activities for the three months ended March 31, 2005 primarily consisted of a payment for the acquisition of a submersible pump line of $1,331,000, partially offset by a net gain on asset disposals of $134,000. The Company

PART I—CONTINUED

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—CONTINUED

also increased its short-term investments by $1,130,000 during the trailing twelve months ended March 31, 2005.

Financing activities consisted of payments for dividends, which were $1,495,000, and $1,452,000 for the three months ended March 31, 2005 and 2004, respectively.

The Company continues to finance its capital expenditures and working capital requirements principally through internally generated funds, available unsecured lines of credit from several banks and proceeds from short-term investments. The ratio of current assets to current liabilities was 4.4 to 1 at March 31, 2005 and 4.6 to 1 at March 31, 2004.

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

ITEM 4. CONTROLS AND PROCEDURES

Current Status of Material Weaknesses in Internal Control Over Financial Reporting

During the course of the Company’s 2004 financial statements close process, one material weakness in the Company’s internal control over financial reporting was identified. The material weakness related to the inadequacy of accounting personnel and certain communication procedures at Patterson Pump Company, a wholly-owned subsidiary, which resulted in an untimely recognition of a decrease in inventory and net income at Patterson Pump Company.

Progress has continued in the remediation process to correct the material weakness. The Company has improved the adequacy of accounting personnel through the hiring of additional staff and is currently recruiting for a senior level position. Also, improved lines of reporting to corporate accounting have been incorporated throughout the Company.

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. An evaluation was carried out under the supervision and with the participation of the Company’s Management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by

PART I—CONTINUED

ITEM 4. CONTROLS AND PROCEDURES—CONTINUED

this report on Form 10-Q. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures did maintain effective internal control over financial reporting as of March 31, 2005.

Changes in Internal Control Over Financial Reporting

There were no other changes in the Company’s disclosure controls and procedures that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Subsequent to the date of the evaluation, there have been no significant changes in the Company’s disclosure controls and procedures that could significantly affect the company’s internal control over financial reporting, other than the corrective actions taken by Gorman-Rupp with respect to Patterson Pump.

****************************

PART II—OTHER INFORMATION

ITEM 6. EXHIBITS

(a)	Exhibits

Exhibit 31.1	Certification of Jeffrey S. Gorman, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Robert E. Kirkendall, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Gorman-Rupp Company

(Registrant)
Date: May 4, 2005

By:	/s/ Judith L. Sovine
Judith L. Sovine
Corporate Treasurer

By:	/s/ Robert E. Kirkendall
Robert E. Kirkendall
Senior Vice President and Chief Financial Officer