Form 10-Q
period 2005-06-30
GORMAN RUPP CO
filed 2005-08-02
CIK 42682

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005	Commission File Number 1-6747
The Gorman-Rupp Company
(Exact name of registrant as specified in its charter)

Ohio	34-0253990

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

305 Bowman Street, Mansfield, Ohio	44903

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (419) 755-1011
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Common shares, without par value, outstanding at June 30, 2005. 10,682,697
*****************

Page 1 of 19 pages

The Gorman-Rupp Company and Subsidiaries
Three and Six Months Ended June 30, 2005 and 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Statements of Income
—Three months ended June 30, 2005 and 2004
—Six months ended June 30, 2005 and 2004

Condensed Consolidated Balance Sheets
—June 30, 2005 and December 31, 2004

Condensed Consolidated Statements of Cash Flows
—Six months ended June 30, 2005 and 2004

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 6. Exhibits

EX-31.1 302 Certification - CEO
EX-31.2 302 Certification - CFO
EX-32 Section 1350 CEO and CFO Certifications

PART I. FINANCIAL INFORMATION
ITEM 1—FINANCIAL STATEMENTS (UNAUDITED)
THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Thousands of dollars, except per share amounts)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net sales	$56,109	$50,804	$108,146	$100,235
Cost of products sold	43,703	39,984	85,955	79,319

Gross Profit	12,406	10,820	22,191	20,916

Selling, general and administrative expenses	7,274	7,102	14,705	13,966

Operating Income	5,132	3,718	7,486	6,950

Other income	173	195	490	485

Other expense	(7)	(25)	(54)	(44)

Income Before Income Taxes	5,298	3,888	7,922	7,391

Income taxes	1,961	1,439	2,931	2,735

Net Income	$3,337	$2,449	$4,991	$4,656

Basic and Diluted Earnings Per Share	$0.32	$0.23	$0.47	$0.44

Dividends Paid Per Share	$0.140	$0.136	$0.280	$0.272

Average Shares Outstanding	10,682,697	10,678,947	10,682,697	10,678,947
Shares outstanding and per share data reflect the 5 for 4 stock split effective September 10, 2004.
See notes to condensed consolidated financial statements.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Thousands of dollars)
	June 30,	December 31,
	2005	2004
Assets

Current Assets:

Cash and cash equivalents	$12,542	$16,202
Short-term investments	3,047	2,696
Accounts receivable — net	34,331	32,988
Inventories — net	46,667	38,234
Other current assets and deferred income taxes	5,504	6,525

Total Current Assets	102,091	96,645

Property, plant and equipment	134,322	135,660
less allowances for depreciation	82,028	80,848

Property, Plant and Equipment — Net	52,294	54,812

Other assets	15,366	13,887

Total Assets	$169,751	$165,344

Liabilities and Shareholders’ Equity

Current Liabilities:

Accounts payable	$6,720	$6,615
Payrolls and related liabilities	3,919	3,412
Accrued expenses	10,626	10,514
Income taxes	2,128	571

Total Current Liabilities	23,393	21,112

Postretirement benefits	22,946	22,334

Shareholders’ Equity
Common shares, without par value:
Authorized — 14,000,000 shares;
Outstanding — 10,682,697 shares in 2005 and 2004 (after deducting treasury shares of 398,278 in 2005 and 2004) at stated capital amount	5,093	5,093

Retained earnings	119,261	117,261
Accumulated other comprehensive loss	(942)	(456)

Total Shareholders’ Equity	123,412	121,898

Total Liabilities and Shareholders’ Equity	$169,751	$165,344

Shares outstanding reflect the 5 for 4 stock split effective September 10, 2004.
See notes to condensed consolidated financial statements.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Thousands of dollars)	Six Months Ended
	June 30,
	2005	2004
Cash Flows From Operating Activities:

Net income	$4,991	$4,656
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,441	3,588
Changes in operating assets and liabilities	(6,594)	2,380

Net Cash Provided by Operating Activities	1,838	10,624

Cash Flows From Investing Activities:

Capital additions, net	(726)	(2,545)
Change in short-term investments	(351)	(1,443)
Payment for acquisition	(1,331)	—

Net Cash Used for Investing Activities	(2,408)	(3,988)

Cash Flows From Financing Activities:

Cash dividends	(2,991)	(2,905)

Net Cash Used for Financing Activities	(2,991)	(2,905)

Effect of exchange rate changes on cash	(99)	(75)

Net (Decrease) Increase in Cash and Cash Equivalents	(3,660)	3,656

Cash and Cash Equivalents:
Beginning of year	16,202	16,272

June 30,	$12,542	$19,928

See notes to condensed consolidated financial statements.

PART I—CONTINUED
ITEM 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE A — BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
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
NEW ACCOUNTING PRONOUNCEMENTS
In May 2005, the FASB issued Statement on Financial Accounting Standards (“SFAS”) No. 154 “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” The statement applies to all voluntary changes in accounting principles and corrections of errors. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The statement requires retrospective application to prior periods’ financial statements for changes in accounting principle and error correction, unless it is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will apply provisions of this statement at that time if accounting changes or error corrections are necessary.
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

PART I—CONTINUED
ITEM 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—CONTINUED
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
NOTE B — INVENTORIES
The major components of inventories are as follows: (net of LIFO reserves)

(Thousands of dollars)	June 30,	December 31,
	2005	2004
Raw materials and in-process	$24,836	$20,348
Finished parts	20,264	16,602
Finished products	1,567	1,284

	$46,667	$38,234

NOTE C – PRODUCT WARRANTIES
A liability is established for estimated future warranty and service claims based on historical claim experience and specific product failures. The Company expenses warranty costs directly to cost of products sold. Changes in the Company’s product warranty liability are as follows:

PART I—CONTINUED
ITEM 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—CONTINUED

(Thousands of dollars)	Six Months Ended
	June 30,
	2005	2004
Balance at beginning of year	$829	$599
Warranty costs	492	664

Settlements	(541)	(829)

Balance at end of quarter	$780	$434

NOTE D — SHAREHOLDERS’ EQUITY
On July 22, 2004, the Company announced a 5 for 4 common stock split effective September 10, 2004 to shareholders of record as of August 13, 2004. The outstanding common stock was increased from 8,546,553 shares without par value to 10,682,697 shares without par value. Share and per share data for all periods presented have been restated to reflect the stock split.
NOTE E — COMPREHENSIVE INCOME
During the three-month period ended June 30, 2005 and 2004, total comprehensive income was $3,020,000 and $2,433,000, respectively. During the six-month period ended June 30, 2005 and 2004, total comprehensive income was $4,505,000 and $4,395,000, respectively. The reconciling item between net income and comprehensive income consists of foreign currency translation adjustments.
NOTE F—PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company sponsors a defined benefit pension plan covering substantially all employees. The Company also sponsors a non-contributory defined benefit health care plan that provides health benefits to retirees and their spouses. (See Note F — Pensions and Other Postretirement Benefits for the year ended December 31, 2004 included in the Form 10-K.)
The following table presents the components of net periodic benefit cost:

PART I—CONTINUED
ITEM 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—CONTINUED

	Pension Benefits		Postretirement Benefits

(Thousands of dollars)	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Service cost	$970	$935	$525	$523
Interest cost	1,109	1,071	888	863
Expected return on plan assets	(1,219)	(1,118)	—	—

Amortization of prior service cost and unrecognized (gain)/loss	338	272	—	(281)

Recognized net actuarial (gain)/loss	—	—	149	11

Benefit cost	$1,198	$1,160	$1,562	$1,116

In March 2004, the FASB issued Staff Position No. FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” (“FSP No. 106-2”) in response to a new law regarding prescription drug benefits under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Currently, Statement of Financial Accounting Standard No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“No. 106”) requires that changes in relevant law be considered in current measurement of postretirement benefit costs. FSP No. 106-2 became effective beginning in the third quarter of 2004. In 2005, the Company determined that its current medical plan does not satisfy the “actuarially equivalent” test of the ACT, and therefore the new law will have no effect on the Company.
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Certain statements in this section and elsewhere herein contain various forward-looking statements and include assumptions concerning The Gorman-Rupp Company’s operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to risk

PART I—CONTINUED
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED
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
Second Quarter 2005 Compared to Second Quarter 2004
Net sales for the second quarter 2005 were $56,109,000 compared to $50,804,000 for the same period 2004, an increase of $5,305,000 or 10.4%. The increase in net sales for the second quarter of 2005 resulted primarily from continued strength in the construction, fire protection and international markets. The increased sales reflected the continuing improvement in the capital goods sector in response to the general economic recovery.
Cost of products sold for the second quarter 2005 was $43,703,000 compared to $39,984,000 during 2004, an increase of $3,719,000 or 9.3%, primarily due to the higher sales volume. As a percentage of net sales, cost of products sold was 77.9% in 2005, compared to 78.7% in 2004. The reduction in percent of net sales for the second quarter 2005 was a result of increased absorption of fixed expenses resulting from higher production levels in direct proportion to the sales increase, and the effect of increased selling prices of 3% to 5%. The second quarter benefited from the full effect of price increases implemented in previous quarters.
Selling, general, and administrative (“SG&A”) expenses were $7,274,000 in the second quarter 2005 compared to $7,102,000 in 2004, an increase of $172,000 or 2.4%. As a percentage of net sales, SG&A expenses were 13.0% in 2005 compared to 14.0% in 2004. The decrease in percent of net sales for 2005 was primarily due to higher sales levels, somewhat offset by higher spending for advertising of $82,000.
Other income in the current quarter 2005 was $173,000 compared to $195,000 for the same period in 2004, a decrease of $22,000.
Other expense in the current quarter 2005 was $7,000 compared to $25,000 for the same period in 2004, a decrease of $18,000.
Income before income taxes for the second quarter 2005 was $5,298,000 compared to $3,888,000 for the same period in 2004, an increase of $1,410,000 or 36.3%. The effective income tax rate was 37.0% in 2005 and 2004.

PART I—CONTINUED
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—CONTINUED
Net income for the second quarter 2005 was $3,337,000 compared to $2,449,000 for the same period in 2004, an increase of $888,000 or 36.3%. As a percent of net sales, net income was 6.0% in 2005 compared to 4.8% in 2004. Earnings per share was $0.32 in 2005 compared to $0.23 in 2004, an increase of $0.09 per share.
Six Months 2005 Compared to Six Months 2004
Net sales for the six months ended June 30, 2005 were $108,146,000 compared to $100,235,000 for the same period 2004, an increase of $7,911,000 or 7.9%. The increase in net sales for the six months 2005 resulted primarily from continued strength in the construction, fire protection and international markets. The backlog of orders at June 30, 2005 was $87,152,000 compared to $60,302,000 at June 30, 2004, an increase of $26,850,000 or 44.5% principally due to increased business in the construction, rental and government markets. The increased sales reflected the continuing improvement in the capital goods sector in response to the general economic recovery.
Cost of products sold for the six months ended June 30, 2005 was $85,955,000 compared to $79,319,000 during 2004, an increase of $6,636,000 or 8.4%, primarily due to higher sales volume. As a percentage of net sales, cost of products sold was 79.5% in 2005, compared to 79.1% in 2004. The increase in percent of net sales for the six months ending June 30, 2005 was due to increased raw material costs in the first quarter that were not yet fully offset by increased selling prices that were realized in the second quarter of 2005. Raw material costs from vendors have begun to stabilize during the past few months. Additionally, increased absorption of fixed expenses resulting from increased production levels partially offset the increased raw material costs.
Selling, general, and administrative (“SG&A”) expenses were $14,705,000 for the six months ended June 30, 2005 compared to $13,966,000 in 2004, an increase of $739,000 or 5.3%. As a percentage of net sales, SG&A expenses were 13.6% in 2005 compared to 13.9% in 2004. Increases in SG&A expenses principally resulted from higher auditing fees of $208,000 related to compliance requirements of the Sarbanes-Oxley Act of 2002, higher marketing costs of $260,000 related to product promotion at a CONEXPO show held every three years and increased wages and benefits of $139,000.
Other income for the six months ended June 30, 2005 was $490,000 compared to $485,000 for the same period in 2004, an increase of $5,000.
Other expense for the six months ended June 30, 2005 was $54,000 compared to $44,000 for the same period in 2004, an increase of $10,000.
Income before income taxes for the six months ended June 30, 2005 was $7,922,000 compared to $7,391,000 for the same period in 2004, an increase of $531,000 or 7.2%. The effective income tax rate was 37.0% in 2005 and 2004.
Net income for the six months ended June 30, 2005 was $4,991,000 compared to $4,656,000 for the same period in 2004, an increase of $335,000 or 7.2%. As a percent of net sales, net income was 4.6% in 2005 and 2004. Earnings per share were $0.47 in 2005 compared to $0.44 in 2004, an increase of $0.03 per share.

PART I—CONTINUED
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—CONTINUED
Liquidity and Sources of Capital
Cash provided by operating activities during the first six months in 2005 was $1,838,000, compared to $10,624,000 for the same period in 2004, a decrease of $8,786,000. The decrease was primarily attributable to an inventory build-up of $8,433,000 to support increased business activity of orders scheduled to ship in future periods.
Cash used for investing activities during the first six months in 2005 was $2,408,000, compared to $3,988,000 for the same period in 2004, a decrease of $1,580,000. Investing activities for the six months ended June 30, 2005 primarily consisted of a payment for the acquisition of a submersible line of pumps amounting to $1,331,000 and net additions to property, plant and equipment of $726,000.
Financing activities consisted of payments for dividends, which were $2,991,155 and $2,904,808 for the six months ended June 30, 2005 and 2004, respectively.
The Company continues to finance its capital expenditures and working capital requirements principally through internally generated funds, available unsecured lines of credit from several banks and proceeds from short-term investments. The ratio of current assets to current liabilities was 4.4 to 1 at June 30, 2005 and 4.6 to 1 at June 30, 2004.
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
Progress has continued in the remediation process to correct the material weakness. The Company has improved the adequacy of accounting personnel through the hiring of two additional staff, including one senior level position. Also, improved lines of reporting to corporate accounting have been incorporated throughout the Company. Additional projects related to inventory control procedures are also in process at Patterson Pump Company including additional staffing of inventory control personnel that will assist in the remediation process.

PART I—CONTINUED
ITEM 4. CONTROLS AND PROCEDURES-CONTINUED
Evaluation of Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. An evaluation was carried out under the supervision and with the participation of the Company’s Management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures did maintain effective internal control over financial reporting as of June 30, 2005.
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
Date: August 2, 2005

By:	/s/Judith L. Sovine
Judith L. Sovine
Corporate Treasurer

By:	/s/Robert E. Kirkendall
Robert E. Kirkendall
Senior Vice President and Chief Financial Officer