Form 10-Q
period 2005-09-30
GORMAN RUPP CO
filed 2005-11-07
CIK 42682

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005            Commission File Number 1-6747
The Gorman-Rupp Company

(Exact name of registrant as specified in its charter)

Ohio	34-0253990

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

305 Bowman Street, Mansfield, Ohio	44903

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (419) 755-1011
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☑
Common shares, without par value, outstanding at September 30, 2005. 10,685,697
*****************
Page 1 of 18 pages

The Gorman-Rupp Company and Subsidiaries
Three and Nine Months Ended September 30, 2005 and 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Statements of Income -Three months ended September 30, 2005 and 2004 -Nine months ended September 30, 2005 and 2004

Condensed Consolidated Balance Sheets -September 30, 2005 and December 31, 2004

Condensed Consolidated Statements of Cash Flows -Nine months ended September 30, 2005 and 2004

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 6. Exhibits

EX-3 Articles of Incorporation and by-laws

EX-4 Instruments defining the rights of security holders, including indentures

EX-10 Material Contracts

EX-31.1 302 CEO Certification

EX-31.2 302 CFO Certification

EX-32 Section 1350 CEO and CFO Certifications
EX-31.1 CEO Certification
EX-31.2 CFO Certification
EX-32 Certification Section 1350, Section 906

PART I. FINANCIAL INFORMATION
ITEM 1—FINANCIAL STATEMENTS (UNAUDITED)
THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Thousands of dollars, except per share amounts)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net sales	$58,980	$52,392	$167,126	$152,627
Cost of products sold	47,610	41,532	133,565	120,851

Gross Profit	11,370	10,860	33,561	31,776

Selling, general and administrative expenses	7,127	7,587	21,832	21,553

Operating Income	4,243	3,273	11,729	10,223

Other income	192	6	682	491

Other expense	(189)	(16)	(243)	(60)

Income Before Income Taxes	4,246	3,263	12,168	10,654

Income taxes	1,571	1,207	4,502	3,942

Net Income	$2,675	$2,056	$7,666	$6,712

Basic and Diluted Earnings Per Share	$0.25	$0.19	$0.72	$0.63

Dividends Paid Per Share	$0.140	$0.140	$0.420	$0.412

Average Shares Outstanding	10,685,697	10,682,697	10,683,708	10,680,206
Shares outstanding and per share data reflect the 5 for 4 stock split effective September 10, 2004.
See notes to condensed consolidated financial statements.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Thousands of dollars)
	September 30,	December 31,
	2005	2004

Assets

Current Assets:

Cash and cash equivalents	$12,450	$16,202
Short-term investments	3,697	2,696
Accounts receivable — net	36,008	32,988
Inventories — net	51,098	38,234
Other current assets and deferred income taxes	6,885	6,525

Total Current Assets	110,138	96,645

Property, plant and equipment	136,018	135,660
less allowances for depreciation	83,887	80,848

Property, Plant and Equipment — Net	52,131	54,812

Other assets	14,171	13,887

Total Assets	$176,440	$165,344

Liabilities and Shareholders’ Equity

Current Liabilities:

Accounts payable	$8,572	$6,615
Payrolls and related liabilities	3,945	3,412
Accrued expenses	11,736	10,514
Income taxes	3,477	571

Total Current Liabilities	27,730	21,112

Postretirement benefits	23,283	22,334

Shareholders’ Equity
Common shares, without par value:
Authorized - 14,000,000 shares;
Outstanding - 10,685,697 shares in 2005 and 10,682,697 in 2004 (after deducting treasury shares of 395,278 in 2005 and 398,278 in 2004) at stated capital amount	5,095	5,093

Retained earnings	120,502	117,261
Accumulated other comprehensive loss	(170)	(456)

Total Shareholders’ Equity	125,427	121,898

Total Liabilities and Shareholders’ Equity	$176,440	$165,344

Shares outstanding reflect the 5 for 4 stock split effective September 10, 2004.
See notes to condensed consolidated financial statements.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Thousands of dollars)	Nine Months Ended
	September 30,
	2005	2004

Cash Flows From Operating Activities:

Net income	$7,666	$6,712
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,105	5,387
Changes in operating assets and liabilities	(7,633)	1,475

Net Cash Provided by Operating Activities	5,138	13,574

Cash Flows From Investing Activities:

Capital additions, net	(2,204)	(3,341)
Change in short-term investments	(1,002)	(2,026)
Payment for acquisition	(1,331)	—

Net Cash Used for Investing Activities	(4,537)	(5,367)

Cash Flows From Financing Activities:

Cash dividends	(4,487)	(4,411)

Net Cash Used for Financing Activities	(4,487)	(4,411)

Effect of exchange rate changes on cash	134	102

Net (Decrease) Increase in Cash and Cash Equivalents	(3,752)	3,898

Cash and Cash Equivalents:
Beginning of year	16,202	16,272

September 30,	$12,450	$20,170

See notes to condensed consolidated financial statements.

PART I—CONTINUED
ITEM 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE A — BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
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
FASB Staff Position (“FSP”) 109-1, Application of FASB Statement No. 109, “Accounting for Income Taxes,” for the Tax Deduction Provided to U.S. Based Manufacturers by the American Job Creation Act of 2004, and FSP 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings.
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

PART I—CONTINUED
ITEM 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—CONTINUED
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
NOTE B — INVENTORIES
The major components of inventories are as follows: (net of LIFO reserves)

(Thousands of dollars)	September 30,	December 31,
	2005	2004
Raw materials and in-process	$27,638	$20,348
Finished parts	20,495	16,602
Finished products	2,965	1,284

	$51,098	$38,234

NOTE C — PRODUCT WARRANTIES
A liability is established for estimated future warranty and service claims based on historical claim experience and specific product failures. The Company expenses warranty costs directly to cost of products sold. Changes in the Company’s product warranty liability are as follows:

(Thousands of dollars)	Nine Months Ended
	September 30,
	2005	2004
Balance at beginning of year	$829	$599
Warranty costs	987	1,708

Settlements	(965)	(1,412)

Balance at end of quarter	$851	$895

PART I—CONTINUED
ITEM 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—CONTINUED
NOTE D — SHAREHOLDERS’ EQUITY
On July 22, 2004, the Company announced a 5 for 4 common stock split effective September 10, 2004 to shareholders of record as of August 13, 2004. The outstanding common stock was increased from 8,546,553 shares without par value to 10,682,697 shares without par value. Share and per share data for all periods presented have been restated to reflect the stock split.
NOTE E — COMPREHENSIVE INCOME
During the three-month period ended September 30, 2005 and 2004, total comprehensive income was $3,447,000 and $2,446,000, respectively. During the nine-month period ended September 30, 2005 and 2004, total comprehensive income was $7,952,000 and $6,841,000, respectively. The reconciling item between net income and comprehensive income consists of foreign currency translation adjustments.
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
The following table presents the components of net periodic benefit cost:

	Pension Benefits		Postretirement Benefits
(Thousands of dollars)	Nine Months Ended		Nine Months Ended
	September 30,		September, 30
	2005	2004	2005	2004

Service cost	$1,455	$1,403	$788	$785
Interest cost	1,663	1,607	1,331	1,294
Expected return on plan assets	(1,828)	(1,678)	—	—

Amortization of prior service cost and unrecognized (gain)/loss	507	408	—	(422)
Recognized net actuarial (gain)/loss	—	—	223	17

Benefit cost	$1,797	$1,740	$2,342	$1,674

PART I—CONTINUED
ITEM 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—CONTINUED
In March 2004, the FASB issued Staff Position No. FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,”(“FSP No. 106-2”) in response to a new law regarding prescription drug benefits under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Currently, Statement of Financial Accounting Standard No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“No. 106”) requires that changes in relevant law be considered in current measurement of postretirement benefit costs. FSP No. 106-2 became effective beginning in the third quarter of 2004. During 2005, the Company determined that its current medical plan does not satisfy the “actuarially equivalent” test of the ACT, and therefore the new law will have no effect on the Company.
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
Third Quarter 2005 Compared to Third Quarter 2004
Net sales for the third quarter 2005 were $58,980,000 compared to $52,392,000 for the same period 2004, an increase of $6,588,000 or 12.6%. The increase in net sales for the third quarter of 2005 resulted primarily from continued strength in the construction, fire protection and international

PART I—CONTINUED
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—CONTINUED
markets. Additionally, increased sales reflected the Company’s emergency response to hurricanes Katrina and Rita.
Cost of products sold for the third quarter 2005 was $47,610,000 compared to $41,532,000 during 2004, an increase of $6,078,000 or 14.6%, primarily due to the higher sales volume. As a percentage of net sales, cost of products sold was 80.7% in 2005, compared to 79.3% in 2004. The increase as a percent of net sales was primarily related to increased raw material costs.
Selling, general, and administrative (“SG&A”) expenses were $7,127,000 in the third quarter 2005 compared to $7,587,000 in 2004, a decrease of $460,000 or 6.1%. As a percentage of net sales, SG&A expenses were 12.1% in 2005 compared to 14.5% in 2004. The decrease in percent of net sales for 2005 was primarily due to higher sales levels. In addition, professional services decreased by $308,000 in 2005.
Income before income taxes for the third quarter 2005 were $4,246,000 compared to $3,263,000 for the same period in 2004, an increase of $983,000 or 30.1%. The effective income tax rate used was 37.0% in 2005 and 2004. Higher income taxes were a direct result of increased profits during the quarter.
Net income for the third quarter 2005 was $2,675,000 compared to $2,056,000 for the same period in 2004, an increase of $619,000 or 30.1%. As a percent of net sales, net income was 4.5% in 2005 compared to 3.9% in 2004. Earnings per share were $0.25 in 2005 compared to $0.19 in 2004, an increase of $0.06 per share.
Nine Months 2005 Compared to Nine Months 2004
Net sales for the nine months ended September 30, 2005 were $167,126,000 compared to $152,627,000 for the same period 2004, an increase of $14,499,000 or 9.5%. The increase in net sales for the nine months 2005 resulted primarily from continued strength in the construction, fire protection and international markets. The backlog of orders at September 30, 2005 was $93,166,000 compared to $65,917,000 at September 30, 2004, an increase of $27,249,000 or 41.3% principally due to increased orders in the construction, fire, rental and government markets. The backlog continues to remain at historically high levels due to increased business activity associated with a stronger capital goods economy.
Cost of products sold for the nine months ended September 30, 2005 was $133,565,000 compared to $120,851,000 during 2004, an increase of $12,714,000 or 10.5%, primarily due to higher sales volume. As a percentage of net sales, cost of products sold was 79.9% in 2005 and 79.2% in 2004. The increase as a percent of net sales was primarily related to increased raw material costs.
Selling, general, and administrative (“SG&A”) expenses were $21,832,000 for the nine months ended September 30, 2005 compared to $21,553,000 in 2004, an increase of $279,000 or 1.3%. As a percentage of net sales, SG&A expenses were 13.1% in 2005 compared to 14.1% in 2004. Increases in SG&A expenses principally resulted from, higher advertising costs of $365,000 related to new product introductions, and the Construction Exposition (CONEXPO) trade show held every three years.

PART I—CONTINUED
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—CONTINUED
Income before income taxes for the nine months ended September 30, 2005 was $12,168,000 compared to $10,654,000 for the same period in 2004, an increase of $1,514,000 or 14.2%. The effective income tax rate used was 37.0% in 2005 and 2004.
Net income for the nine months ended September 30, 2005 was $7,666,000 compared to $6,712,000 for the same period in 2004, an increase of $954,000 or 14.2%. As a percent of net sales, net income was 4.6% in 2005 and 4.4% 2004. Earnings per share were $0.72 in 2005 compared to $0.63 in 2004, an increase of $0.09 per share.
Liquidity and Sources of Capital
Cash provided by operating activities during the first nine months in 2005 was $5,138,000 compared to $13,574,000 for the same period in 2004, a decrease of $8,436,000. The decrease was primarily attributable to an inventory build-up of $12,864,000 to support increased business activity of orders scheduled to ship in future periods, and to support new product inventory related to Heating, Ventilation and Air Conditioning (HVAC) pumps.
Cash used for investing activities during the first nine months in 2005 was $4,537,000 compared to $5,367,000 for the same period in 2004, a decrease of $830,000. Investing activities for the nine months ended September 30, 2005 primarily consisted of a payment for the acquisition of a submersible line of pumps amounting to $1,331,000 and net additions to property, plant and equipment of $2,204,000.
Financing activities consisted of payments for dividends, which were $4,487,000 and $4,411,000 for the nine months ended September 30, 2005 and 2004, respectively.
The Company continues to finance its capital expenditures and working capital requirements principally through internally generated funds, available unsecured lines of credit from several banks and proceeds from short-term investments. The ratio of current assets to current liabilities was 4.0 to 1 at September 30, 2005 and 4.6 to 1 at September 30, 2004.
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
ITEM 4. CONTROLS AND PROCEDURES
Current Status of Material Weaknesses in Internal Control Over Financial Reporting
During the course of the Company’s 2004 financial statements close process, one material weakness in the Company’s internal control over financial reporting was identified. The material weakness related to the inadequacy of accounting personnel and certain communication procedures at Patterson Pump

PART I—CONTINUED
ITEM 4. CONTROLS AND PROCEDURES-CONTINUED
Company, a wholly-owned subsidiary, which resulted in an untimely recognition of a decrease in inventory and net income at Patterson Pump Company.
Progress continues to be made in the remediation process to correct the material weakness. The Company has improved the adequacy of accounting personnel through the hiring of two additional staff, including one senior level position. Also, improved lines of reporting to corporate accounting have been incorporated throughout the Company. Additional projects related to inventory control procedures are also in process at Patterson Pump Company, and include additional staffing of inventory control personnel who are assisting in the remediation process. During the third quarter ending September 30, 2005, independent testing of inventory through cycle counts resulted in favorable results, further supporting continued progress in the remediation process. Additional inventory testing will be completed prior to year-end to further validate the inventory balances and process improvements.
Evaluation of Disclosure Controls and Procedures
 The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. An evaluation was carried out under the supervision and with the participation of the Company’s Management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures did maintain effective internal control over financial reporting as of September 30, 2005.
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
Exhibits 3, 4 and 10 (articles of incorporation and by-laws; instruments defining the rights of security holders, including indentures; and material contracts) are incorporate herein by this reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
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
Date: November 7, 2005

By:	/s/Judith L. Sovine
Judith L. Sovine
Corporate Treasurer

By:	/s/Robert E. Kirkendall
Robert E. Kirkendall
Senior Vice President and Chief Financial Officer