Form 10-K
period 2005-12-31
GORMAN RUPP CO
filed 2006-03-10
CIK 42682

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the aggregate market value of the voting common equity held by non-affiliates of the Registrant. The aggregate market value is computed by reference to the price at which the common equity was sold as of June 30, 2005. $125,818,691.
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of March 1, 2006.
Common Shares, without par value — 10,685,697
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2005 Annual Report to Shareholders incorporated by reference into Part II (Items 5-9B).
Portions of Notice of 2006 Annual Meeting of Shareholders and related Proxy Statement incorporated by reference into Part III (Items 10-14).
**************
The Exhibit Index is located at Page 18

PART I
ITEM 1. BUSINESS
Registrant (“Gorman-Rupp” or the “Company”) designs, manufactures and sells pumps and related equipment (pump and motor controls) for use in water, wastewater, construction, industrial, petroleum, original equipment, agriculture, fire protection, heating, ventilating and air conditioning (“HVAC”), military and other liquid-handling applications.
PRODUCTS
The principal products of the Company are pumps and fluid control products. (The Company operates principally in one business segment, the manufacture and sale of pumps and related fluid control equipment.) The following table sets forth, for the years 2003 through 2005, the total net sales, income before income taxes and identifiable assets ($000 omitted) of the Company.

	2005	2004	2003
Net Sales	$231,249	$203,554	$195,826
Income Before Income Taxes	17,138	14,352	14,400
Identifiable Assets	179,541	165,344	162,395
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
Many of the Company’s smallest pumps are sold to customers for incorporation into such products as X-ray processing equipment; gas air conditioning equipment; office copy machines; chemical feeding, instrumentation and ice cube making machinery; photographic processing and laser cooling applications; graphic arts equipment; and floor cleaning equipment.
New products developed in 2005 include the Ultra V SeriesTM High Performance Self-Priming Centrifugal Trash Pump, which provides for increased pressures, increased flows and greater efficiencies. These pumps furnish up to 300% increased pressure and 40% increased flow over traditional solids-handling, self-priming, single stage pumps.
As previously forecast, Patterson Pump Company (a wholly owned subsidiary of the Company) introduced a new line of pumps and pump systems for the HVAC market in 2005 which provides for superior quality and performance for heating and cooling applications. Specific applications include chill water, condenser water, heating water, process cooling and heating, and ice storage.

PART I
ITEM 1. BUSINESS — Continued
Additionally during 2005, a low cost, six-inch trailer mounted trash pump made of aluminum was introduced by another wholly owned subsidiary, American Machine and Tool Co., Inc. of Pennsylvania. A key aspect of this unit is the incorporation of a unique slide mechanism for ease of pump service.
The forgoing new products will help maintain the Company’s position as a leading manufacturer of innovative and top quality pumps for the highly competitive fluid handling marketplace.
ACQUISITIONS
During 2005, the Company acquired a submersible pump line from a private European company. The purchase was made with cash from the Company’s treasury after the fair value of the acquired assets was determined by an independent third party evaluation. The addition of the pump line will complement and expand the Gorman-Rupp family of pumps currently offered in international markets.
MARKETING
Except for government and export sales, the Company’s pumps are marketed in the United States and Canada through a network of about 1,000 distributors, through manufacturers’ representatives (for sales to many original equipment manufacturers), through third-party distributor catalogs, and by direct sales. The Company is continuously seeking alliances to further enhance marketing opportunities. Government sales are handled directly by the Company; and export sales are made primarily through foreign distributors and representatives. During 2005, 2004 and 2003, there were no shipments to any single customer that exceeded 10% of total net sales.
In recent years, Gorman-Rupp has actively pursued international business opportunities by, among other efforts, opening facilities outside North America. In 1996, the Company established an office in Greece to improve access to Middle East and European markets. In 1998, Patterson Pump Company’s majority-owned subsidiary, Patterson Pump Ireland Limited, started the assembly of pumps in Ireland to better serve the European market. (In March 2002, Patterson Pump Company acquired the balance of the equity interest in Patterson Pump Ireland Limited.) In January 2002, the Mansfield Division opened a warehouse near Leeuwarden, The Netherlands to further enhance marketing opportunities in Europe and the Middle East. During 2005, construction began on a leased warehouse in Bangkok, Thailand from which pumps are scheduled to be shipped in the first half of 2006. The Company’s foreign operations do not involve material market risks due to their small size, both individually and collectively.
Approximately 26% of all 2005 sales were made to customers in over 90 nations outside the United States, as compared to 21% in 2004 and 19% in 2003. (Included were sales made to customers in Canada approximating 4% in 2005, 2004 and 2003.) The Company continues its efforts to penetrate international markets principally by its aggressive response to worldwide pumping needs.

PART I—Continued
ITEM 1. BUSINESS—Continued
COMPETITION
Since the late 1990’s, a number of consolidations have occurred within the highly competitive pump industry. As a consequence, numerous pump competitors now exist as subsidiaries, divisions or departments within larger corporations. Foreign sourced pumps have also increasingly penetrated into the Company’s domestic markets.
Gorman-Rupp estimates that 80 other companies selling pumps and pump units compete in one or more of the lines of business and applications in which comparable products of the Company are utilized. Many pumps are specifically designed and engineered for a particular customer’s application. The Company believes that proper application, product performance, and quality of delivery and service are the principal methods of competition, and attributes its success to its continued emphasis in these areas.
PURCHASING AND PRODUCTION
Virtually all materials, supplies, components and accessories used by the Company in the fabrication of its products, including all castings (for which most patterns are made and owned by the Company), structural steel, bar stock, motors, solenoids, engines, seals, and plastic and elastomeric components, are purchased by the Company from other suppliers and manufacturers. No purchases are made under long-term contracts and the Company is not dependent upon a single source for any materials, supplies, components or accessories which are of material importance to its business.
The Company purchases motors for its polypropylene bellows pumps and magnetic drive pumps from several alternative vendors, and motor components for its large submersible pumps from a limited number of suppliers. Small motor requirements are also currently sourced from alternative suppliers.
The other production operations of the Company consist of the machining of castings, the cutting, shaping and welding of bar stock and structural members, the manufacture of a few minor components, and the assembling, painting and testing of its products. Virtually all of the Company’s products are tested prior to shipment.
OTHER ASPECTS
As of December 31, 2005, the Company employed approximately 1,021 persons, of whom approximately 614 were hourly employees. The Company has no collective bargaining agreements, has never experienced a strike and considers its labor relations to be satisfactory.
Although the Company owns a number of patents, and several of them are important to its business, Gorman-Rupp believes that the business of the Company is not materially dependent upon any one or more patents. The Company’s patents, trademarks and other intellectual property are adequate for its business purposes.
As of December 31, 2005, the value of the Company’s backlog of unfilled orders was approximately $94.1 million, of which $67.3 million was for the unfilled orders of Patterson Pump Company. The Company’s

PART I—Continued
ITEM 1. BUSINESS—Continued
backlog of unfilled orders is scheduled to be shipped during 2006. As of December 31, 2004, the value of the backlog of unfilled orders was approximately $68.9 million, of which $47.0 million was for the unfilled orders of Patterson Pump Company.
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
ITEM 1A. RISK FACTORS
Market influences and cost pressures
The overall pump industry is cyclical in nature, and business activity is somewhat related to conditions in the durable goods and capital equipment markets. The Company cannot predict the timing or extent of future economic or market swings. Additionally, raw material and energy purchases are major drivers of costs in the manufacture of pumps, and these costs are highly unpredictable. While efforts are made to recoup higher production costs through increased prices, the future acceptability of such price increases by customers is not guaranteed due to the highly competitive market place.
Family ownership of common equity
A substantial percentage of the Company’s Common Shares is held by various members of the Gorman and Rupp families and their affiliates. These family holdings do not typically trade; therefore, the Common Shares, in part because of these circumstances, as a general matter, have a history of relatively thin trading experiences on the American Stock Exchange.
ITEM 1B. UNRESOLVED STAFF COMMENTS
The Company has not received any written comments from the Commission staff regarding its periodic or current reports under the Securities Exchange Act of 1934 within 180 days before the end of its fiscal year to which this Form10-K relates.

PART I—Continued
ITEM 2. PROPERTIES
All of the production operations of the Company are conducted at its plants located in Mansfield and Bellville, Ohio; Toccoa and Buford, Georgia; St. Thomas, Ontario, Canada; County Westmeath, Ireland; and Royersford, Pennsylvania. All of these properties, except the plants in Buford, Georgia and County Westmeth, Ireland are owned in fee without any material encumbrance. The Company similarly owns a facility in Sparks, Nevada comprising a training center and warehouse, and a former production plant in Oklahoma now used for warehousing and office space. In addition, the Company leases warehouse facilities in Toccoa, Georgia and near Leeuwarden, The Netherlands to house pumps and pump parts. The Company’s various production facilities and three warehouses are described below in more detail.

		Company
	Square	Operation
Location	Footage	Start Date	Description of Production Activity
Mansfield, Ohio	238,000	1947	Assembly, Warehousing and Office (1)
	134,200	1968	Assembly, Warehousing and Office (2)
	11,500	1979	Training, Personnel and Advertising
	83,500	1983	Warehousing (3)
	360,000	2000	Machining, Assembly and Warehousing (4)

Bellville, Ohio	93,200	1953	Assembly, Warehousing and Office (5)

Toccoa, Georgia	171,750	1988	Manufacturing, Warehousing and Office (6)
	26,200	2005	Warehousing (7)

Buford, Georgia	19,200	2002	Manufacturing, Warehousing and Office (8)

St. Thomas, Ontario, Canada	52,600	1960	Manufacturing, Warehousing and Office (9)

County Westmeath, Ireland	10,000	1998	Manufacturing (10)

Royersford, Pennsylvania	78,400	2002	Manufacturing, Warehousing and Office (11)
	43,100	2002	Warehousing (12)

Sand Springs, Oklahoma	28,200	1977	Warehousing and Office (13)

Leeuwarden, The Netherlands	10,000	2002	Warehousing (14)

Sparks, Nevada	26,000	1972	Warehousing(15)

(1)	The original production plant, located on a 26 acre site, was built in 1917 and has been expanded on several occasions, the latest in 1973.

(2)	This facility, also situated on the foregoing 26 acre site, has been frequently expanded, most recently in 1994 and includes a modern testing facility.

(3)	This facility was built in 1920 and is located on 3.4 acres adjacent to the Company’s 26 acre site. This facility was renovated in 1983.

PART I—Continued
ITEM 2. PROPERTIES—Continued
(4)	In 1997, the Company purchased 90 acres of undeveloped land near the Mansfield Lahm Airport for future expansion and consolidation of facilities for the Mansfield Division and the Corporate Office. In 1998, design work and site preparation began on the new consolidated facilities project. In 2000, the first phase of the manufacturing and warehousing facility was completed, and the machining, weld and fabrication operations of the Mansfield Division were relocated to this facility. The second phase has not yet begun.

(5)	This facility, which comprises the production operations of the Industries Division, is situated on an 8.5 acre site. The initial portion of this plant was built in 1953 and has been expanded on several occasions, most recently in 1973-74.

(6)	This facility, which supports Patterson Pump Company, is situated on a 31 acre site. Between 1989 and 2000, the facility was expanded on several occasions, including the addition of a modern 400,000 gallon testing facility and office.

(7)	This leased facility is utilized by Patterson Pump Company for inventory warehousing purposes. The lease is on an annual basis ending in December, 2006.

(8)	This facility partially supports the operations of the Flo-Pak business unit of Patterson Pump Company. It is leased to Patterson Pump Company for a term of 36 months ending May 31, 2007.

(9)	The plant in St. Thomas, Ontario is operated by Gorman-Rupp of Canada, Ltd. It is situated on an 11 acre site and has undergone a number of expansions since it was established in 1960, the latest being completed in 1998.

(10)	This leased manufacturing facility is occupied by Patterson Pump Ireland Limited and consists of 8,000 square feet of manufacturing space and 2,000 square feet of office space. The lease is a 20 year lease ending March 31, 2022 with certain lease termination points throughout the time period.

(11)	This facility supports the operations of American Machine and Tool Co., Inc. of Pennsylvania. It is located on a 3.25 acre site and has undergone a number of expansions since it was established in 1962.

(12)	This facility also supports the operations of American Machine and Tool Co., Inc. of Pennsylvania. It is located on a 2.2 acre site and has undergone two expansions since it was established in 1982. Ten thousand square feet of this facility is leased to an unrelated company under a 60 month agreement (beginning April 1, 2004).

(13)	The Oklahoma facility is located on 4.5 acres of land. Originally built in 1973, the facility was expanded four times between 1978 and 1991. In 1980, a contiguous parcel of two acres of undeveloped land was purchased for future needs. Starting in 1977, this plant comprised the Company’s Ramparts Division (manufacturer of chemical pumps). In 2003, the Ramparts Division was integrated into the Mansfield Division and manufacturing operations were relocated to Mansfield, Ohio.

(14)	This leased warehousing facility near Leeuwarden, The Netherlands is used by the Mansfield Division for distributing product principally to European customers. The lease is on a month to month basis.

(15)	The Sparks facility consists of office and warehouse space. The Company utilizes 13,000 square feet of the facility, and 13,000 square feet is leased to an unrelated party. The lease is on a month to month basis.
Gorman-Rupp considers its plants, machinery and equipment to be well maintained, in good operating condition and adequate for the present uses and business requirements of the Company.
ITEM 3. LEGAL PROCEEDINGS
Numerous business entities in the pump and fluid-handling industries, as well as a multitude of companies in many other industries, have been targeted in a series of lawsuits in several jurisdictions by various

PART I—Continued
ITEM 3. LEGAL PROCEEDINGS—Continued
individuals seeking redress to claimed injury as a result of the entities’ alleged use of asbestos in their products. The Company and three of its subsidiaries have been drawn into this mass-scaled litigation, typically as one of hundreds of co-defendants in a particular proceeding. (The vast majority of these cases are against Patterson Pump Company.) The allegations in the lawsuits involving the Company and/or its subsidiaries are vague, general and speculative, and most cases have not advanced beyond the early stage of discovery. In certain situations, the plaintiffs have voluntarily dismissed the Company and/or its subsidiaries from some of the lawsuits after the plaintiffs have acknowledged that there is no basis for their claims. In other situations, the Company and/or its subsidiaries have been dismissed from some of the lawsuits as a result of court rulings in favor of motions to dismiss and/or motions for summary judgment. In less than 10 cases, the Company and/or its subsidiaries have entered into nominal economic settlements, coupled with dismissal of the lawsuits. Insurers of the Company have engaged legal counsel to represent the Company and its subsidiaries and to protect their interests.
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
************************

EXECUTIVE OFFICERS OF THE REGISTRANT
Pursuant to General Instruction G(3), the information regarding executive officers called for by Item 401 of Regulation S-K and by Item 10 of this Form 10-K is set forth below.

			Date
			Elected to
Name	Age	Office	Position

James C. Gorman	81	Chairman	1989

Jeffrey S. Gorman	53	President and Chief Executive Officer; General Manager, Mansfield Division	1998/1989

Robert E. Kirkendall	63	Senior Vice President, Chief Financial Officer and Assistant Corporate Secretary	2003/2002

William D. Danuloff	58	Vice President and Chief Information Officer	2005

Judith L. Sovine	61	Treasurer	2001

David P. Emmens	57	Corporate Counsel and Corporate Secretary	1997/2002
Except as noted, each of the above-named officers has held his or her executive position with the Company for the past five years. Mr. J. C. Gorman served as the Company’s President from 1964 until 1989, and as Chief Executive Officer from 1964 until 1996. (He has served as a Director of the Company continuously since 1946.) Mr. J. S. Gorman was elected President and Chief Executive Officer effective May 1, 1998, after having served as Senior Vice President since 1996. Mr. J. S. Gorman has held the position of General Manager of the Mansfield Division since 1989. He served as Assistant General Manager from 1986 to 1988; and he held the office of Corporate Secretary from 1982 to 1990. (He has served as a Director of the Company continuously since 1989.) Mr. Kirkendall was elected Senior Vice President, Chief Financial Officer and Assistant Corporate Secretary in 2003. He was elected Senior Vice President and Assistant Corporate Secretary in 2002; and he served as Vice President Corporate Development from 1999 to 2002, Corporate Secretary from 1990 to 2002 and Assistant Treasurer from 1982 to 1999. Mr. Danuloff was elected Vice President and Chief Information Officer in 2005. He previously served as Vice President Information Technology from 1991 to 2005, after having served as Director of Information Services from 1981 to 1991. Ms. Sovine was elected Treasurer in 2001. She served as Assistant Treasurer from 1999 to 2001 and prior to 1999 held a variety of financial management positions within the Company. Mr. Emmens joined the Company as Corporate Counsel in 1997, and was elected as Corporate Secretary in 2002. He served as Assistant Corporate Secretary from 1999 to 2002. Mr. J. S. Gorman is the son of Mr. J. C. Gorman. Mr. Christopher H. Lake, a Director of the Company, is the son of Dr. Peter B. Lake, also a Director. There are no other family relationships among any of the Executive Officers and Directors of the Company.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Attention is directed to the section “Ranges of Stock Prices” and the data immediately below pertaining to the shareholder information reported by the Transfer Agent and Registrar on page 34 in the Company’s 2005 Annual Report to Shareholders, which are incorporated herein by this reference.
None of the Company’s Common Shares were sold by the Company during the period covered by this Form 10-K that were not registered under the Securities Act of 1933.
The Company did not repurchase any of its Common Shares during the fourth quarter of the period covered by this Form 10-K.
ITEM 6. SELECTED FINANCIAL DATA
Attention is directed to the section “Eleven Year Summary of Selected Financial Data” on pages 30 and 31 in the Company’s 2005 Annual Report to Shareholders, which is incorporated herein by this reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Attention is directed to the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 24-27, and to the “Safe Harbor Statement” on page 35, in the Company’s 2005 Annual Report to Shareholders, which are incorporated herein by this reference.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Attention is directed to the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 24-27, and to the “Safe Harbor Statement” on page 35, in the Company’s 2005 Annual Report to Shareholders, which are incorporated herein by this reference. The Company’s foreign operations do not involve material market risks due to their small size, both individually and collectively. As indicated in paragraph 10 on page 25 referenced above, the Company has no material market risk exposures required to be reported by Item 305 of Regulation S-K.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Attention is directed to the Company’s consolidated financial statements, the notes thereto and the report of the independent registered public Accounting Firm thereon on pages 12-23, and to the section “Summary of Quarterly Results of Operations” on pages 30 and 31, in the Company’s 2005 Annual Report to Shareholders, which are incorporated herein by this reference.

PART II—Continued

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
The Company has not changed its independent public accountants and there have been no reportable disagreements with such accountants regarding accounting principles or practices or financial disclosure matters.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. An evaluation was carried out under the supervision and with the participation of the Company’s Management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures maintained effective internal control over financial reporting as of December 31, 2005.
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
During the fiscal year ending December 31, 2005, the material weakness was remediated and continued to remain remediated at year end. Additional accounting staff, development and implementation of additional controls, and refinement of Company procedures and processes all contributed to the elimination of the material weakness. There were no other material weaknesses identified at any Division or Subsidiary of the Company during 2005.
The 2005 Report of Management on Internal Control Over Financial Reporting and the related Attestation Report of the Independent Registered Public Accounting Firm are incorporated herein by this reference from pages 28 and 29 of the Company’s 2005 Annual Report to Shareholders.

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
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
With respect to Directors, attention is directed to the sections “Election of Directors” and “Board of Directors and Directors’ Committees” in the Company’s definitive Notice of 2006 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.
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
ITEM 11. EXECUTIVE COMPENSATION
Attention is directed to the sections “Board of Directors and Directors’ Committees”, “Executive Compensation”, “Pension and Retirement Benefits”, “Salary Committee Report on Executive Compensation” and “Shareholder Return Performance Presentation” in the Company’s definitive Notice of 2006 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.

PART III—Continued

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Attention is directed to the sections “Principal Shareholders”, “Election of Directors” and “Shareholdings by Executive Officers” in the Company’s definitive Notice of 2006 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.
On May 22, 1997, the Company’s Board of Directors adopted a Non-Employee Directors’ Compensation Plan. This Plan became effective without shareholder approval and constitutes the Company’s only equity compensation plan. The Plan provides for share compensation for regular services performed by each of the Company’s non-employee Directors. In addition to cash compensation, non-employee Directors receive an automatic award of 500 Common Shares (from the Company’s treasury) on each July 1 (through 2006 unless extended). The number of Common Shares which may be awarded under the Plan cannot exceed 50,000, subject to certain conditions (e.g. stock splits, stock dividends). As of December 31, 2005, 25,500 Common Shares had been issued to non-employee Directors and 31,375 Common Shares remained available for future issuance. (6,875 Common Shares were added as a result of the 5 for 4 stock split effective September 10, 2004.) No options, warrants or rights are available for issuance under the Plan. Attention is directed to the section “Board of Directors and Directors’ Committees” in the Company’s definitive Notice of 2006 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which is incorporated herein by this reference.
EQUITY COMPENSATION PLAN INFORMATION

Number of securities
	to be issued upon	Weighted average
	exercise of outstanding	exercise price of	Number of securities
	options, warrants and	outstanding options,	remaining available
Plan Category	rights	warrants and rights	for future issuance
Non-Employee Directors’ Compensation Plan (not approved by shareholders)	-0-	$-0-	31,375

Equity compensation plans approved by shareholders	—	—	—

Total	-0-	$-0-	31,375
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The Company has no relationships or transactions required to be reported by Item 404 of Regulation S-K.

PART III—Continued
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Attention is directed to the section “Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive Notice of 2006 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which is incorporated herein by this reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this report:
1.	Financial Statements

With respect to the audited consolidated financial statements of the Registrant and its subsidiaries, the following documents have been incorporated by reference into this report:
(i)	Consolidated balance sheets—December 31, 2005 and 2004

(ii)	Consolidated statements of income—Years ended December 31, 2005, 2004 and 2003

(iii)	Consolidated statements of shareholders’ equity—Years ended December 31, 2005, 2004 and 2003

(iv)	Consolidated statements of cash flows—Years ended December 31, 2005, 2004 and 2003

(v)	Notes to consolidated financial statements

(vi)	2005 Report of independent registered public accounting firm on consolidated financial statements

(vii)	2005 Report of management on internal control over financial reporting

(viii)	2005 Report of independent registered public accounting firm on management’s assessment
2.	Financial Statement Schedules

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
Date: March 10, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

*	JEFFREY S. GORMAN	President, Principal Executive

	Jeffrey S. Gorman	Officer and Director

*	ROBERT E. KIRKENDALL	Senior Vice President and Principal Financial and Accounting Officer

Robert E. Kirkendall

*	JAMES C. GORMAN	Director

James C. Gorman

*	THOMAS E. HOAGLIN	Director

Thomas E. Hoaglin

*	CHRISTOPHER H. LAKE	Director

Christopher H. Lake

*	PETER B. LAKE	Director

Peter B. Lake

*	RICK R. TAYLOR	Director

Rick R. Taylor

*	W. WAYNE WALSTON	Director

W. Wayne Walston

*	JOHN A. WALTER	Director

John A. Walter

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K on behalf of The Gorman-Rupp Company and on behalf of each of the above-named Officers and Directors of The Gorman-Rupp Company pursuant to Powers of Attorney executed by The Gorman-Rupp Company and by each such Officer and Director and filed with the Securities and Exchange Commission.
March 10, 2006

By:	/s/DAVID P. EMMENS

David P. Emmens
Attorney-In-Fact

ANNUAL REPORT ON FORM 10-K
THE GORMAN-RUPP COMPANY
For the Year Ended December 31, 2005
EXHIBIT INDEX

	EXHIBIT	pg.no.
(3)(4)	Amended Articles of Incorporation, as amended	19

(3)(4)	Regulations	21

(10)(a)	Form of Indemnification Agreement between the Company and its Directors and Officers	28

(10)(b)	Non-Employee Directors’ Compensation Plan	36

(13)	Incorporated Portions of 2005 Annual Report to Shareholders	38

(14)	Code of Ethics	60

(21)	Subsidiaries of the Company	63

(23)	Consent of Independent Registered Public Accounting Firm	64

(24)	Powers of Attorney	65

(31)(a)	Certification of Chief Executive Officer (Section 302 of the Sarbanes-Oxley Act of 2002)	68

(31)(b)	Certification of Chief Financial Officer (Section 302 of the Sarbanes-Oxley Act of 2002)	70

(32)	Certification Pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	72