Form 10-Q
period 2006-03-31
GORMAN RUPP CO
filed 2006-05-03
CIK 42682

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
Commission File Number 1-6747
The Gorman-Rupp Company

(Exact name of registrant as specified in its charter)

Ohio	34-0253990

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

305 Bowman Street, Mansfield, Ohio	44903

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (419) 755-1011
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Common shares, without par value, outstanding at March 31, 2006 10,685,697
*****************

The Gorman-Rupp Company and Subsidiaries
Three Months Ended March 31, 2006 and 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Statements of Income — Three months ended March 31, 2006 and 2005

Condensed Consolidated Balance Sheets — March 31, 2006 and December 31, 2005

Condensed Consolidated Statements of Cash Flows — Three months ended March 31, 2006 and 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 6. Exhibits

EX-3 Articles of Incorporation and By-laws

EX-4 Instruments defining the rights of security holders, including indentures

EX-10 Material Contracts

EX-31.1 302 CEO Certification

EX-31.2 302 CFO Certification

EX-32 Section 1350 CEO and CFO Certifications
EX-31.1 Certification of CEO
EX-31.2 Certification of CFO
EX-32 Certification Pursuant to Rule 906

PART I. FINANCIAL INFORMATION
ITEM 1—FINANCIAL STATEMENTS (UNAUDITED)
THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(Thousands of dollars, except per share amounts)	2006	2005
Net sales	$67,087	$52,037
Cost of products sold	52,137	42,252

Gross Profit	14,950	9,785

Selling, general and administrative expenses	8,106	7,431

Operating Income	6,844	2,354

Other income	212	317

Other expense	(8)	(47)

Income Before Income Taxes	7,048	2,624

Income taxes	2,510	970

Net Income	$4,538	$1,654

Basic and Diluted
Earnings Per Share	$0.42	$0.15

Dividends Paid Per Share	$0.140	$0.140

Average Shares Outstanding	10,685,697	10,682,697
See notes to condensed consolidated financial statements.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
(Thousands of dollars)	2006	2005
Assets
Current Assets:

Cash and cash equivalents	$6,333	$6,755
Short-term investments	5,382	4,785
Accounts receivable — net	47,967	41,473
Inventories — net	54,192	52,403
Other current assets and deferred income taxes	4,594	5,085

Total Current Assets	118,468	110,501

Property, plant and equipment	137,386	136,629
Less allowances for depreciation	86,696	85,124

Property, Plant and Equipment — Net	50,690	51,505

Other assets	17,615	17,535

Total Assets	$186,773	$179,541

Liabilities and Shareholders’ Equity

Current Liabilities:

Accounts payable	$11,326	$9,835
Payrolls and related liabilities	3,778	3,781
Accrued expenses	14,551	13,782
Income taxes	2,784	821

Total Current Liabilities	32,439	28,219

Postretirement Benefits	23,549	23,255

Deferred Income Taxes	1,019	1,019

Shareholders’ Equity
Common shares, without par value:
Authorized — 14,000,000 shares;
Outstanding — 10,685,697 shares in 2006 and 2005 (after deducting treasury shares of 395,278 in 2006 and 2005) at stated capital amount	5,095	5,095

Retained earnings	125,285	122,243
Accumulated other comprehensive loss	(614)	(290)

Total Shareholders’ Equity	129,766	127,048

Total Liabilities and Shareholders’ Equity	$186,773	$179,541

See notes to condensed consolidated financial statements.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
(Thousands of dollars)	2006	2005
Cash Flows From Operating Activities:

Net income	$4,538	$1,654
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,649	1,737
Changes in operating assets and liabilities	(3,709)	(1,850)

Net Cash Provided by Operating Activities	2,478	1,541

Cash Flows From Investing Activities:

Capital additions, net	(781)	134
Change in short-term investments	(597)	24
Payment for acquisition	—	(1,331)

Net Cash Used for Investing Activities	(1,378)	(1,173)

Cash Flows From Financing Activities:

Cash dividends	(1,496)	(1,495)

Net Cash Used for Financing Activities	(1,496)	(1,495)

Effect of exchange rate changes on cash	(26)	(35)

Net (Decrease) Increase in Cash and Cash Equivalents	(422)	(1,162)

Cash and Cash Equivalents:
Beginning of year	6,755	16,202

March 31,	$6,333	$15,040

See notes to condensed consolidated financial statements.

PART I—CONTINUED

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE A — BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
NEW ACCOUNTING PRONOUNCEMENTS
In November 2004, the FASB issued SFAS No. 151 “Inventory Costs—an amendment of ARB No. 43, Chapter 4.” This Statement amends the guidance in ARB No. 43 to require idle facility expense, freight, handling costs, and wasted material (spoilage) be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company adopted SFAS No. 151 effective January 1, 2006.
NOTE B — INVENTORIES
Inventories are stated at the lower of cost or market. The costs for substantially all inventories are determined using the last-in, first-out (LIFO) method, with the remainder determined using the first-in, first-out (FIFO) method. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management’s estimate of expected year-end inventory levels and costs.
The major components of inventories are as follows: (net of LIFO reserves)

	March 31,	December 31,
(Thousands of dollars)	2006	2005
Raw materials and in-process	$29,156	$29,187
Finished parts	22,630	21,883
Finished products	2,406	1,333

	$54,192	$52,403

PART I—CONTINUED

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—CONTINUED
NOTE C — PRODUCT WARRANTIES
A liability is established for estimated future warranty and service claims based on historical claim experience and specific product failures. The Company expenses warranty costs directly to cost of products sold. Changes in the Company’s product warranty liability are as follows:

	Three Months Ended
	March 31,
(Thousands of dollars)	2006	2005
Balance at beginning of year	$1,277	$829
Warranty costs	457	269
Settlements	(470)	(297)

Balance at end of quarter	$1,264	$801

NOTE D — COMPREHENSIVE INCOME
During the three-month period ended March 31, 2006 and 2005, total comprehensive income was $4,214,000 and $1,485,000, respectively. The reconciling item between net income and comprehensive income consists of foreign currency translation adjustments.
NOTE E—PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company sponsors a defined benefit pension plan covering substantially all employees. The Company also sponsors a non-contributory defined benefit health care plan that provides health benefits to retirees and their spouses. (See Note F – Pensions and Other Postretirement Benefits for the year ended December 31, 2005 included in the Form 10-K.)
The following table presents the components of net periodic benefit cost:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(Thousands of dollars)	2006	2005	2006	2005

Service cost	$559	$485	$298	$262
Interest cost	624	554	427	444
Expected return on plan assets	(714)	(609)	—	—

PART I—CONTINUED

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—CONTINUED

Amortization of prior service cost and unrecognized (gain)/loss	256	169	—	—

Recognized net actuarial (gain)/loss	—	—	66	74

Benefit cost	$725	$599	$791	$780

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
First Quarter 2006 Compared to First Quarter 2005
Net sales for the first quarter 2006 were $67,087,000 compared to $52,037,000 for the same period 2005, an increase of $15,050,000 or 28.9%. Strength in the fire protection, municipal and international markets contributed to the increase. At Patterson Pump Company, a wholly-owned subsidiary, fire protection sales increased $7,200,000 and fabricated components sales to the power generation market increased $3,300,000 over first quarter 2005 levels.
The record backlog of orders at March 31, 2006 was $98,600,000 compared to $89,000,000 at March 31, 2005. The backlog is up slightly from the previous record backlog of $94,100,000 at December 31, 2005. Patterson Pump orders for fabricated components increased $9,600,000 for the quarter compared to the first quarter of 2005. The backlog at Patterson Pump continued to be strong and totaled $67,600,000 at March 31, 2006.

PART I—CONTINUED
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—CONTINUED
Cost of products sold for the first quarter 2006 was $52,137,000 compared to $42,252,000 during 2005, an increase of $9,885,000 or 23.4%, primarily due to the higher sales volume. As a percentage of net sales, cost of products sold was 77.8% in 2006, compared to 81.2% in 2005. The reduction in cost of products sold as a percent of net sales was primarily related to increased efficiencies of the Company’s production facilities due to additional volume. Material costs and hourly labor costs increased $7,678,000 and $1,340,000, respectively, to support the higher production levels. Expenses related to the Company’s employee profit sharing plan increased $502,000 as a result of higher operating income. Warranty costs increased $188,000 due to estimates related to the higher sales volume and utility costs increased $137,000 primarily due to higher energy costs.
Selling, general, and administrative (“SG&A”) expenses were $8,106,000 in the first quarter 2006 compared to $7,431,000 in 2005, an increase of $675,000 or 9.1%. As a percentage of net sales, SG&A expenses were 12.1% in 2006 compared to 14.3% in 2005. The decrease as a percent of net sales for 2006 was primarily due to additional volume. The increase in SG&A expense is primarily due to expenses related to the Company’s employee profit sharing plan of $335,000 as a result of higher operating income, business tax of $211,000 and professional services of $246,000 related to higher auditing and consulting services. Partially offsetting this increase was a $230,000 reduction in advertising expense compared to 2005 when a large trade show was held, which will be held again in 2008.
Income before income taxes for the first quarter 2006 were $7,048,000 compared to $2,624,000 for the same period in 2005, an increase of $4,424,000 or 168.6%. Income taxes for the first quarter of 2006 were $2,510,000 compared to $970,000 for the same period of 2005, and increase of $1,540,000 or 158.8%. Higher income taxes were a direct result of increased profits during the quarter. The effective income tax rate used was 35.6% in 2006 and 37.0% in 2005. The reduction in the effective tax rate is due to the favorable effects of new federal and Ohio corporate tax legislation.
Net income for the first quarter 2006 was $4,538,000 compared to $1,654,000 for the same period in 2005, an increase of $2,884,000 or 174.4%. As a percent of net sales, net income was 6.8% in 2006 compared to 3.2% in 2005. Earnings per share were $0.42 in 2006 compared to $0.15 in 2005, an increase of $0.27 per share.
Liquidity and Sources of Capital
Cash provided by operating activities during the first three months in 2006 was $2,478,000 compared to $1,541,000 for the same period in 2005, an increase of $937,000. The increase was primarily attributable to favorable variances in inventory, income taxes and accounts payable; partially offset by an unfavorable variance in accounts receivable resulting from increased sales in the first quarter of 2006.
Cash used for investing activities during the first three months in 2006 was $1,378,000 compared to $1,173,000 for the same period in 2005, an increase of $205,000. Investing activities for the three months ended March 31, 2006 primarily consisted of net capital additions of $781,000 and investment of $597,000 in short-term investments.

PART I—CONTINUED
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—CONTINUED
Financing activities consisted of payments for dividends, which were $1,496,000 and $1,495,000 for the three months ended March 31, 2006 and 2005, respectively.
The Company continues to finance its capital expenditures and working capital requirements principally through internally generated funds, available unsecured lines of credit from several banks and proceeds from short-term investments. The ratio of current assets to current liabilities was 3.7 to 1 at March 31, 2006 and 4.4 to 1 at March 31, 2005.
The Company presently has adequate working capital and borrowing capacity and a strong liquidity position.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK
The Company’s foreign operations do not involve material risks due to their small size, both individually and collectively. The Company is not exposed to material market risks as a result of its export sales or operations outside of the United States. Export sales are denominated predominately in U.S. dollars and made on open account or under letters of credit.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. An evaluation was carried out under the supervision and with the participation of the Company’s Management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures did maintain effective internal control over financial reporting as of March 31, 2006.
Changes in Internal Control Over Financial Reporting
There were no other changes in the Company’s disclosure controls and procedures that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Subsequent to the date of the evaluation, there have been no significant changes in the Company’s disclosure controls and procedures that could significantly affect the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There are no material changes from the legal proceedings previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
ITEM 1A. RISK FACTORS
There are no material changes from the risk factors previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
*****************************

ITEM 6. EXHIBITS
(a)	Exhibits

Exhibits 3, 4 and 10	(articles of incorporation and by-laws; instruments defining the rights of security holders, including indentures; and material contracts) are incorporated herein by this reference from Exhibits (3), (4) and (10) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Exhibit 31.1	Certification of Jeffrey S. Gorman, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Robert E. Kirkendall, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Gorman-Rupp Company

(Registrant)
Date: May 3, 2006

	By:	/s/Judith L. Sovine

Judith L. Sovine
Corporate Treasurer

	By:	/s/Robert E. Kirkendall

Robert E. Kirkendall
Senior Vice President and
Chief Financial Officer