Form 10-Q
period 2006-06-30
GORMAN RUPP CO
filed 2006-08-04
CIK 42682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006
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
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.
Large accelerated filer ☐                    Accelerated filer ☑                    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Common shares, without par value, outstanding at June 30, 2006   10,685,697
*****************

The Gorman-Rupp Company and Subsidiaries
Three and Six Months Ended June 30, 2006 and 2005

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Condensed Consolidated Statements of Income
-Three months ended June 30, 2006 and 2005
-Six months ended June 30, 2006 and 2005

Condensed Consolidated Balance Sheets
-June 30, 2006 and December 31, 2005

Condensed Consolidated Statements of Cash Flows
-Six months ended June 30, 2006 and 2005

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

EX-10 Material Contracts

EX-31.1 302 CEO Certification

EX-31.2 302 CFO Certification

EX-32 Section 1350 CEO and CFO Certifications

PART I. FINANCIAL INFORMATION
ITEM 1—FINANCIAL STATEMENTS (UNAUDITED)
THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Thousands of dollars, except per share amounts)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net sales	$67,905	$56,109	$134,992	$108,146
Cost of products sold	52,318	43,703	104,455	85,955

Gross Profit	15,587	12,406	30,537	22,191

Selling, general and administrative expenses	7,643	7,274	15,749	14,705

Operating Income	7,944	5,132	14,788	7,486

Other income	442	173	654	490

Other expense	(3)	(7)	(11)	(54)

Income Before Income Taxes	8,383	5,298	15,431	7,922

Income taxes	2,884	1,961	5,394	2,931

Net Income	$5,499	$3,337	$10,037	$4,991

Basic and Diluted Earnings Per Share	$0.52	$0.32	$0.94	$0.47

Dividends Paid Per Share	$0.140	$0.140	$0.280	$0.280

Average number of shares outstanding	10,685,697	10,682,697	10,685,697	10,682,697
See notes to condensed consolidated financial statements.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Thousands of dollars)	June 30,	December 31,
	2006	2005

Assets

Current Assets:

Cash and cash equivalents	$7,785	$6,755
Short-term investments	6,513	4,785
Accounts receivable — net	47,199	41,473
Inventories — net	54,167	52,403
Deferred income taxes and other current assets	4,119	5,085

Total Current Assets	119,783	110,501

Property, plant and equipment	138,382	136,629
Less allowances for depreciation	87,467	85,124

Property, Plant and Equipment — Net	50,915	51,505

Other assets	17,628	17,535

Total Assets	$188,326	$179,541

Liabilities and Shareholders’ Equity

Current Liabilities:

Accounts payable	$9,913	$9,835
Payrolls and related liabilities	3,886	3,781
Accrued expenses	15,427	13,782
Income taxes	15	821

Total Current Liabilities	29,241	28,219

Postretirement Benefits	23,870	23,255

Deferred Income Taxes	1,014	1,019

Shareholders’ Equity
Common shares, without par value:
Authorized — 14,000,000 shares;
Outstanding — 10,685,697 shares in 2006 and 2005 (after deducting treasury shares of 395,278 in 2006 and 2005) at stated capital amount	5,095	5,095

Retained earnings	129,288	122,243
Accumulated other comprehensive loss	(182)	(290)

Total Shareholders’ Equity	134,201	127,048

Total Liabilities and Shareholders’ Equity	$188,326	$179,541

See notes to condensed consolidated financial statements.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Thousands of dollars)	Six Months Ended
	June 30,
	2006	2005

Cash flows from operating activities:

Net income	$10,037	$4,991
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,311	3,441
Changes in operating assets and liabilities	(5,232)	(6,594)

Net cash provided by operating activities	8,116	1,838

Cash flows from investing activities:

Capital additions, net	(2,596)	(726)
Purchases of short-term investments	(1,728)	(351)
Payment for acquisition	—	(1,331)

Net cash used for investing activities	(4,324)	(2,408)

Cash flows from financing activities:

Cash dividends	(2,992)	(2,991)

Net cash used for financing activities	(2,992)	(2,991)

Effect of exchange rate changes on cash	230	(99)

Net increase (decrease) in cash and cash equivalents	1,030	(3,660)

Cash and cash equivalents:
Beginning of year	6,755	16,202

June 30,	$7,785	$12,542

See notes to condensed consolidated financial statements.

PART I — CONTINUED

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE A — BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective for the Company beginning January 1, 2007. The Company is in the process of determining the effect, if any, the adoption of FIN 48 will have on its financial statements.
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
The major components of inventories are as follows: (net of LIFO reserves)

(Thousands of dollars)	June 30,	December 31,
	2006	2005

Raw materials and in-process	$28,088	$29,187
Finished parts	22,850	21,883
Finished products	3,229	1,333

Total inventories	$54,167	$52,403

PART I — CONTINUED

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
NOTE C — PRODUCT WARRANTIES
A liability is established for estimated future warranty and service claims based on historical claim experience and specific product failures. The Company expenses warranty costs directly to cost of products sold. Changes in the Company’s product warranty liability are as follows:

(Thousands of dollars)	Six Months Ended
	June 30,

	2006	2005

Balance at beginning of year	$1,277	$829
Warranty costs	1,005	492
Settlements	(906)	(541)

Balance at end of quarter	$1,376	$780

NOTE D — COMPREHENSIVE INCOME
Comprehensive income and its components, net of tax, were as follows:

(Thousands of dollars)	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Net income	$5,499	$3,337	$10,037	$4,991
Changes in cumulative foreign currency translation adjustment	432	(317)	108	(486)

Comprehensive income	$5,931	$3,020	$10,145	$4,505

NOTE E — PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company sponsors a defined benefit pension plan covering substantially all employees. The Company also sponsors a non-contributory defined benefit health care plan that provides health benefits to retirees and their spouses. (See Note F — Pensions and Other Postretirement Benefits for the year ended December 31, 2005 included in the Form 10-K.)

PART I — CONTINUED

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
NOTE E — PENSION AND OTHER POSTRETIREMENT BENEFITS — CONTINUED
The following table presents the components of net periodic benefit cost:

	Pension Benefits		Postretirement Benefits

(Thousands of dollars)	Six Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Service cost	$1,118	$970	$596	$525
Interest cost	1,248	1,109	855	888
Expected return on plan assets	(1,429)	(1,219)	—	—
Amortization of prior service cost and unrecognized (gain)/loss	512	338	—	—
Recognized net actuarial (gain)/loss	—	—	131	149

Benefit cost	$1,449	$1,198	$1,582	$1,562

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
Second Quarter 2006 Compared to Second Quarter 2005
Net Sales

(Thousands of Dollars)	Three Months Ended
	June 30,

	2006	2005	$ Change	% Change

Net Sales	$67,905	$56,109	$11,796	21.0%

PART I — CONTINUED
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
The record sales for the quarter, representing a 21.0% increase from the second quarter of 2005, were primarily due to strength in the fire protection, municipal and international markets. At Patterson Pump Company, a wholly-owned subsidiary, international sales grew $6,400,000 primarily due to increased fire protection sales to oil producing countries; additionally, fabricated components sales to the power generation market increased $2,500,000 over second quarter 2005.
The Company continued to play an important part in the aftermath of Hurricane Katrina; in June 2006, Patterson Pump shipped the first of six massive pumps for flood control and levee protection in two watersheds of the Velasco Drainage District headquartered in Clute, Texas.
The backlog at June 30, 2006 was $91,700,000 compared to the record backlog of $98,600,000 at March 31, 2006, representing a 7.0% decrease as a result of higher shipments.
Cost of Products Sold

(Thousands of Dollars)	Three Months Ended
	June 30,
	2006	2005	$ Change	% Change

Cost of Products Sold	$52,318	$43,703	$8,615	19.7%
% Of sales	77.0%	77.9%	—	(0.9)

The 19.7% increase in cost of products sold in the second quarter 2006 from 2005 was primarily due to the higher sales volume, which resulted in increased material costs and hourly labor costs of $6,207,000 and $971,000, respectively. Warranty costs increased $330,000 due to estimates related to sales volume, while expenses related to the Company’s employee profit sharing plan increased $304,000 as a result of higher operating income.
Selling, General, and Administrative Expenses (SG&A)

(Thousands of Dollars)	Three Months Ended
	June 30,
	2006	2005	$ Change	% Change

Selling, General, and Administrative Expenses (SG&A)	$7,643	$7,274	$369	5.1%
% Of sales	11.3%	13.0%	—	(1.7)

The 5.1% increase in SG&A expense is primarily due to increased professional fees of $290,000 related to the timing and outsourcing of auditing and consulting services. The 1.7% decrease as a percent of net sales for 2006 was primarily due to additional sales volume.

PART I — CONTINUED
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Net Income

(Thousands of Dollars)	Three Months Ended
	June 30,
	2006	2005	$ Change	% Change

Income before income taxes	$8,383	$5,298	$3,085	58.2%
% Of sales	12.3%	9.4%	—	2.9
Income taxes	$2,884	$1,961	923	47.1
Effective tax rate	34.4%	37.0%	—	(2.6)
Net income	$5,499	$3,337	2,162	64.8
% Of sales	8.1%	5.9%	—	2.2
Earnings per share	$0.52	$0.32	$0.20	62.5

Income before income taxes for the second quarter 2006 was $8,383,000 compared to $5,298,000 for the same period in 2005, an increase of $3,085,000 or 58.2%. Income taxes were $2,884,000 compared to $1,961,000 for the same period of 2005, an increase of $923,000 or 47.1%. Higher income taxes were a direct result of increased profits during the quarter; partially offset by a reduction in the effective tax rate due to the favorable effects of new federal and Ohio corporate tax legislation.
Net income for the second quarter 2006 was $5,499,000 compared to $3,337,000 for the same period in 2005, an increase of $2,162,000 or 64.8%. As a percent of net sales, net income was 8.1% for 2006 compared to 5.9% in 2005. The Company had record earnings per share of $0.52 for the quarter compared to $0.32 for the same period in 2005, an increase of $0.20 per share.
Six Months 2006 Compared to Six Months 2005
Net Sales

(Thousands of Dollars)	Six Months Ended
	June 30,
	2006	2005	$ Change	% Change

Net Sales	$134,992	$108,146	$26,846	24.8%

The record sales for the six months, representing a 24.8% increase over the six months ended June 30, 2005, were principally due to strength in the fire protection, municipal and international markets. At Patterson Pump Company, a wholly-owned subsidiary, international sales grew $17,080,000 primarily due to increased fire protection sales to oil producing countries; additionally, fabricated components sales to the power generation market increased $5,800,000 over 2005 levels.
The backlog at June 30, 2006 was $91,700,000 compared to $87,200,000 at June 30, 2005, representing a 5.2% increase. The backlog is down slightly from the backlog of $94,100,000 at December 31, 2005 due to reductions in record backlog levels through higher shipments.

PART I — CONTINUED
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Cost of Products Sold

(Thousands of Dollars)	Six Months Ended
	June 30,
	2006	2005	$ Change	% Change

Cost of Products Sold	$104,455	$85,955	$18,500	21.5%
% Of sales	77.4%	79.5%	—	(2.1)

The 21.5% increase in cost of products sold in the six months ended June 30, 2006 from 2005 was principally due to the higher sales volume. The 2.1% reduction in cost of products sold as a percent of net sales was primarily related to increased efficiencies of volume related costs at the Company’s production facilities due to increased production levels. Material costs and hourly labor costs increased $13,726,000 and $2,311,000, respectively, to support the higher sales volume. Material costs for metals and energy continued to face upward pressure during the six months ended June 30, 2006. Expenses related to the Company’s employee profit sharing plan increased $807,000 as a result of higher operating income, and warranty costs increased $518,000 due to estimates related to sales volume.
Selling, General, and Administrative Expenses (SG&A)

(Thousands of Dollars)	Six Months Ended
	June 30,
	2006	2005	$ Change	% Change

Selling, General, and Administrative Expenses (SG&A)	$15,749	$14,705	$1,044	7.1%
% Of sales	11.7%	13.6%	—	(1.9)

The 7.1% increase in SG&A expense was principally due to increased expenses related to the Company’s employee profit sharing plan of $538,000 as a result of higher operating income, professional fees of $537,000 related to the timing and outsourcing of auditing and consulting services, employee related expenses of $339,000 and business tax of $211,000. Partially offsetting this increase was a reduction in advertising expense of $693,000 due to attending a trade show in 2005 which is held every three years. The 1.9% decrease as a percent of net sales for 2006 was primarily due to additional volume.

PART I — CONTINUED
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Net Income

(Thousands of Dollars)	Six Months Ended
	June 30,
	2006	2005	$ Change	% Change

Income before income taxes	$15,431	$7,922	$7,509	94.8%
% Of sales	11.4%	7.3%	—	4.1
Income taxes	$5,394	$2,931	2,463	84.0
Effective tax rate	35.0%	37.0%	—	(2.0)
Net income	$10,037	$4,991	5,046	101.1
% Of sales	7.4%	4.6%	—	2.8
Earnings per share	$0.94	$0.47	$0.47	100.0

Income before income taxes for the six months ended June 30, 2006 was $15,431,000 compared to $7,922,000 for the same period in 2005, an increase of $7,509,000 or 94.8%. Higher income taxes were a direct result of increased profits during the six months ended June 30, 2006. The effective income tax rate used was 35.0% in 2006 and 37.0% in 2005. The reduction in the effective tax rate is due to the favorable effects of new federal and Ohio corporate tax legislation.
Net income for the six months ended June 30, 2006 was $10,037,000 compared to $4,991,000 for the same period in 2005, an increase of $5,046,000 or 101.1%. As a percent of net sales, net income was 7.4% in 2006 and 4.6% in 2005. The Company had record earnings per share of $0.94 for the six months ended June 30, 2006 compared to $0.47 for the same period in 2005, an increase of $0.47 per share.
Liquidity and Sources of Capital
Cash provided by operating activities during the first six months in 2006 was $8,116,000 compared to $1,838,000 for the same period in 2005, an increase of $6,278,000. The increase was primarily attributable to favorable variances in inventory and net income of $6,669,000 and $5,046,000, respectively; partially offset by unfavorable variances in accounts receivable of $4,383,000 resulting from increased sales in 2006 and income taxes of $2,363,000 resulting from increased estimated tax payments.
Cash used for investing activities during the first six months in 2006 was $4,324,000 compared to $2,408,000 for the same period in 2005, an increase of $1,916,000. Investing activities for the six months ended June 30, 2006 consisted of net capital additions of $2,596,000 and investment of $1,728,000 in short-term investments.
The Company has allocated $2,450,000 for site preparation regarding possible future expansion to a manufacturing facility in Mansfield, Ohio. At this time, the Company has not determined when it would proceed with construction, which would be an addition to a manufacturing facility completed in 2000.
Financing activities consisted of payments for dividends, which were $2,992,000 and $2,991,000 for the six months ended June 30, 2006 and 2005, respectively.

PART I — CONTINUED
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
The Company continues to finance its capital expenditures and working capital requirements principally through internally generated funds, available unsecured lines of credit from several banks and proceeds from short-term investments. The ratio of current assets to current liabilities was 4.1 to 1 at June 30, 2006 and 4.4 to 1 at June 30, 2005.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. An evaluation was carried out under the supervision and with the participation of the Company’s Management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures did maintain effective internal control over financial reporting as of June 30, 2006.
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
PART II — OTHER INFORMATION
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
Date: August 4, 2006

	By:	/s/ Judith L. Sovine
Judith L. Sovine
Corporate Treasurer

	By:	/s/ Robert E. Kirkendall
Robert E. Kirkendall
Senior Vice President and Chief Financial Officer