Form 10-Q
period 2006-09-30
GORMAN RUPP CO
filed 2006-11-03
CIK 42682

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-6747
The Gorman-Rupp Company
(Exact name of registrant as specified in its charter)

Ohio	34-0253990

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

305 Bowman Street, Mansfield, Ohio	44903

(Address of principal executive offices)	(Zip Code)
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Common shares, without par value, outstanding at September 30, 2006. 10,688,697

The Gorman-Rupp Company and Subsidiaries
Three and Nine Months Ended September 30, 2006 and 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Statements of Income -Three months ended September 30, 2006 and 2005 -Nine months ended September 30, 2006 and 2005

Condensed Consolidated Balance Sheets -September 30, 2006 and December 31, 2005

Condensed Consolidated Statements of Cash Flows -Nine months ended September 30, 2006 and 2005

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

EX-10 Material Contracts

EX-31.1 302 CEO Certification

EX-31.2 302 CFO Certification

EX-32 Section 1350 CEO and CFO Certifications
EX-31.1
EX-31.2
EX-32

PART I. FINANCIAL INFORMATION
ITEM 1—FINANCIAL STATEMENTS (UNAUDITED)
THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Thousands of dollars, except per share amounts)	2006	2005	2006	2005
Net sales	$70,833	$58,980	$205,825	$167,126
Cost of products sold	54,243	47,610	158,698	133,565

Gross Profit	16,590	11,370	47,127	33,561

Selling, general and administrative expenses	8,179	7,127	23,928	21,832

Operating Income	8,411	4,243	23,199	11,729

Other income	387	192	1,041	682

Other expense	(26)	(189)	(37)	(243)

Income Before Income Taxes	8,772	4,246	24,203	12,168

Income taxes	2,160	1,571	7,554	4,502

Net Income	$6,612	$2,675	$16,649	$7,666

Basic and Diluted Earnings Per Share	$0.62	$0.25	$1.56	$0.72

Dividends Paid Per Share	$0.140	$0.140	$0.420	$0.420

Average number of shares outstanding	10,688,697	10,685,697	10,686,708	10,683,708
See notes to condensed consolidated financial statements.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
(Thousands of dollars)	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$14,892	$6,755
Short-term investments	7,339	4,785
Accounts receivable — net	45,324	41,473
Inventories — net	50,834	52,403
Income taxes	1,683	—
Deferred income taxes and other current assets	5,500	5,085

Total Current Assets	125,572	110,501

Property, plant and equipment	139,401	136,629
Less allowances for depreciation	88,219	85,124

Property, Plant and Equipment — Net	51,182	51,505

Other assets	17,474	17,535

Total Assets	$194,228	$179,541

Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable	$9,293	$9,835
Payrolls and related liabilities	4,000	3,781
Accrued expenses	16,449	13,782
Income taxes	—	821

Total Current Liabilities	29,742	28,219

Postretirement Benefits	24,164	23,255

Deferred Income Taxes	1,014	1,019

Shareholders’ Equity
Common shares, without par value:
Authorized - 14,000,000 shares;
Outstanding - 10,688,697 shares in 2006 and 10,685,697 shares in 2005 (after deducting treasury shares of 392,278 in 2006 and 395,278 in 2005) at stated capital amount	5,096	5,095

Retained earnings	134,483	122,243
Accumulated other comprehensive loss	(271)	(290)

Total Shareholders’ Equity	139,308	127,048

Total Liabilities and Shareholders’ Equity	$194,228	$179,541

See notes to condensed consolidated financial statements.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
(Thousands of dollars)	2006	2005
Cash flows from operating activities:

Net income	$16,649	$7,666
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,991	5,105
Changes in operating assets and liabilities	(2,217)	(7,633)

Net cash provided by operating activities	19,423	5,138

Cash flows from investing activities:

Capital additions, net	(4,485)	(2,204)
Purchases of short-term investments	(2,553)	(1,002)
Payment for acquisition	—	(1,331)

Net cash used for investing activities	(7,038)	(4,537)

Cash flows from financing activities:

Cash dividends	(4,488)	(4,487)

Net cash used for financing activities	(4,488)	(4,487)

Effect of exchange rate changes on cash	240	134

Net increase (decrease) in cash and cash equivalents	8,137	(3,752)

Cash and cash equivalents:
Beginning of year	6,755	16,202

September 30,	$14,892	$12,450

See notes to condensed consolidated financial statements.

PART I — CONTINUED
ITEM 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE A — BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective for the Company on January 1, 2007. The Company is in the process of determining the effect the adoption of FIN 48 will have on its financial statements.
In September, 2006 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the consideration of the effects of prior year misstatements in fiscal years ending after November 15, 2006 and is required to be adopted by the Company in its fiscal year ending December 31, 2006. The adoption of SAB 108 is not expected to have any impact on the Company’s financial statements.
In September, 2006 the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“FAS 158”). FAS 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. The requirement to recognize the funded status of a defined benefit postretirement plan and the disclosure requirements are effective for the Company in 2007. The requirement to measure plan assets and benefit obligations is effective for the Company in 2008. The Company is currently evaluating the impact that the adoption of the provisions of FAS 158 will have on its financial statements.

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
The major components of inventories are as follows: (net of LIFO reserves)

	September 30,	December 31,
(Thousands of dollars)	2006	2005

Raw materials and in-process	$24,369	$29,187
Finished parts	22,942	21,883
Finished products	3,523	1,333

Total inventories	$50,834	$52,403

NOTE C — PRODUCT WARRANTIES
A liability is established for estimated future warranty and service claims based on historical claim experience and specific product failures. The Company expenses warranty costs directly to cost of products sold. Changes in the Company’s product warranty liability are as follows:

	Nine Months Ended
	September 30,
(Thousands of dollars)	2006	2005

Balance at beginning of year	$1,277	$829
Warranty costs	1,508	987
Settlements	(1,456)	(965)

Balance at end of quarter	$1,329	$851

NOTE D – INCOME TAXES
Favorable reductions in estimated state tax liabilities and federal research and development tax credits resulted in reduced income taxes from 2005 levels by $459,000 and $559,000, respectively, and accounted for an 11.6% reduction in the effective tax rate for the quarter ending September 30, 2006 and a 4.2% reduction in the effective tax rate for the nine months ending September 30, 2006. The effective income tax rate was 24.6% and 37.0% for the three months ended September 30, 2006 and 2005 respectively; and 31.2% and 37.0% for the nine months ended September 30, 2006 and 2005 respectively.

PART I — CONTINUED
ITEM 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED
NOTE E — COMPREHENSIVE INCOME
Comprehensive income and its components, net of tax, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Thousands of dollars)	2006	2005	2006	2005

Net income	$6,612	$2,675	$16,649	$7,666
Changes in cumulative foreign currency translation adjustment	(89)	772	19	286

Comprehensive income	$6,523	$3,447	$16,668	$7,952

NOTE F — PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company sponsors a defined benefit pension plan covering substantially all employees. The Company also sponsors a non-contributory defined benefit health care plan that provides health benefits to substantially all retirees and their spouses. (See Note F – Pensions and Other Postretirement Benefits for the year ended December 31, 2005 included in the Form 10-K.)
The following table presents the components of net periodic benefit cost:

	Pension Benefits		Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
(Thousands of dollars)	2006	2005	2006	2005

Service cost	$1,677	$1,455	$894	$788
Interest cost	1,872	1,663	1,282	1,331
Expected return on plan assets	(2,143)	(1,828)	—	—
Amortization of prior service cost and unrecognized (gain)/loss	768	507	—	—
Recognized net actuarial (gain)/loss	—	—	197	223

Benefit cost	$2,174	$1,797	$2,373	$2,342

NOTE G – SUBSEQUENT EVENT
At its October 26, 2006 meeting, the Board of Directors declared a five-for-four split of the Company’s Common Shares in the form of a distribution of one additional Common Share for each four Common Shares previously issued. The distribution will be made on December 8, 2006, to shareholders of record at the close of business on November 15, 2006.

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
Such factors include the following: (1) continuation of the current and projected future business environment, including interest rates and capital and consumer spending; (2) competitive factors and competitor responses to Gorman-Rupp initiatives; (3) successful development and market introductions of anticipated new products; (4) stability of government laws and regulation, including taxes; (5) stable governments and business conditions in emerging economies; (6) successful penetration of emerging economies; and (7) continuation of the favorable environment to make acquisitions, domestic and foreign, including regulatory requirements and market values of candidates.
Third Quarter 2006 Compared to Third Quarter 2005
Net Sales

	Three Months Ended
	September 30,
(Thousands of Dollars)	2006	2005	$ Change	% Change

Net Sales	$70,833	$58,980	$11,853	20.1%

The record sales for the quarter, representing a 20.1% increase from the third quarter of 2005, were primarily due to organic sales growth in fire protection and centrifugal pump sales, increases in component sales to the power generation market, and continued growth in international markets. At Patterson Pump Company, a wholly-owned subsidiary, fire protection pump sales grew $2,700,000 primarily due to increased international sales; additionally, fabricated component sales to the power generation market increased $2,500,000 over third quarter 2005 levels. Centrifugal pump sales at Patterson also increased $4,800,000.
Cost of Products Sold

	Three Months Ended
	September 30,
(Thousands of Dollars)	2006	2005	$ Change	% Change

Cost of Products Sold	$54,243	$47,610	$6,633	13.9%
% of Sales	76.6%	80.7%	—	(4.1)

The 13.9% increase in cost of products sold in the third quarter 2006 from 2005 was primarily due to the higher sales volume, which resulted in increased material costs and hourly labor costs of $4,420,000 and $838,000, respectively. Health insurance costs increased $622,000 due to

PART I — CONTINUED
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
increased claims and higher medical costs. Expenses related to the Company’s employee profit sharing plan increased $354,000 as a result of higher operating income. The 4.1% reduction in cost of products sold as a percent of net sales was primarily related to increased efficiencies on volume related costs at the Company’s production facilities resulting from increased production levels.
Selling, General, and Administrative Expenses (SG&A)

	Three Months Ended
	September 30,
(Thousands of Dollars)	2006	2005	$ Change	% Change

Selling, General, and Administrative Expenses (SG&A)	$8,179	$7,127	$1,052	14.8%
% of Sales	11.5%	12.1%	—	(0.6)

The 14.8% increase in SG&A expense is primarily due to increased professional fees of $256,000 related to the timing and outsourcing of auditing, consulting and additional tax related services. Additionally, increased expenses related to the Company’s employee profit sharing plan of $236,000 were a result of higher operating income. Salaries increased $229,000 due to staffing of open positions that were unfilled in 2005 and normal salary increases. The 0.6% decrease in SG&A expenses as a percent of net sales for 2006 was primarily due to the additional sales volume.
Net Income

	Three Months Ended
	September 30,
(Thousands of Dollars)	2006	2005	$ Change	% Change

Income before income taxes	$8,772	$4,246	$4,526	106.6%
% of Sales	12.4%	7.2%	—	5.2
Income taxes	$2,160	$1,571	589	37.5%
Effective tax rate	24.6%	37.0%	—	(12.4)
Net income	$6,612	$2,675	3,937	147.2%
% of Sales	9.3%	4.5%	—	4.8
Earnings per share	$0.62	$0.25	$0.37	148.0%

Income before income taxes for the third quarter 2006 was $8,772,000 compared to $4,246,000 for the same period in 2005, an increase of $4,526,000 or 106.6%. Income taxes were $2,160,000 in 2006 compared to $1,571,000 for the same period of 2005, an increase of $589,000 or 37.5%. Higher income taxes were a direct result of increased profits during the quarter; partially offset by favorable reductions in estimated state tax liabilities and federal research and development tax credits. These items reduced income taxes from 2005 levels by $459,000 and $559,000, respectively, and accounted for an 11.6% reduction in the effective tax rate for the quarter and increasing earnings per share by $0.10.
Net income for the third quarter 2006 was $6,612,000 compared to $2,675,000 for the same period in 2005, an increase of $3,937,000 or 147.2%. As a percent of net sales, net income was 9.3% for 2006 compared to 4.5% in 2005.

PART I — CONTINUED
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
The Company had earnings per share of $0.62 for the quarter compared to $0.25 for the same period in 2005, an increase of $0.37 per share.
Nine Months 2006 Compared to Nine Months 2005
Net Sales

	Nine Months Ended
	September 30,
(Thousands of Dollars)	2006	2005	$ Change	% Change

Net Sales	$205,825	$167,126	$38,699	23.2%

The record sales for the nine months, representing a 23.2% increase over the nine months ended September 30, 2005, were primarily due to organic sales growth in fire protection and centrifugal pump sales, increases in component sales to the power generation market, and continued growth in international markets. At Patterson Pump Company, a wholly-owned subsidiary, fire protection pump sales grew $13,750,000 primarily due to increased international sales; additionally, fabricated components sales to the power generation market increased $8,300,000 over 2005 levels. Sales of centrifugal pumps at Patterson also increased $8,300,000.
Cost of Products Sold

	Nine Months Ended
	September 30,
(Thousands of Dollars)	2006	2005	$ Change	% Change

Cost of Products Sold	$158,698	$133,565	$25,133	18.8%
% of Sales	77.1%	79.9%	—	(2.8)

The 18.8% increase in cost of products sold in the nine months ended September 30, 2006 from 2005 was principally due to the higher sales volume. The 2.8% reduction in cost of products sold as a percent of net sales was primarily related to increased efficiencies on volume related costs at the Company’s production facilities resulting from increased production levels. Material costs and hourly labor costs increased $18,114,000 and $3,150,000, respectively, to support the higher sales volume. Health insurance costs increased $767,000 due to increased claims and higher medical costs. Expenses related to the Company’s employee profit sharing plan increased $1,161,000 as a result of higher operating income, and warranty costs increased $521,000 due to estimates related to higher sales volumes.

PART I — CONTINUED
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Selling, General, and Administrative Expenses (SG&A)

	Nine Months Ended
	September 30,
(Thousands of Dollars)	2006	2005	$ Change	% Change

Selling, General, and Administrative Expenses (SG&A)	$23,928	$21,832	$2,096	9.6%
% of Sales	11.6%	13.1%	—	(1.5)

The 9.6% increase in SG&A expense was principally due to increased expenses related to the Company’s employee profit sharing plan of $774,000 as a result of higher operating income. Increased professional fees of $792,000 were related to the timing and outsourcing of auditing, consulting and additional tax related services. Partially offsetting this increase was a reduction in advertising expense of $690,000 due to attendance at a trade show in 2005 which is held every three years. The 1.5% decrease as a percent of net sales for 2006 was primarily due to the additional sales volume.
Net Income

	Nine Months Ended
	September 30,
(Thousands of Dollars)	2006	2005	$ Change	% Change

Income before income taxes	$24,203	$12,168	$12,035	98.9%
% of Sales	11.8%	7.3%	—	4.5
Income taxes	$7,554	$4,502	3,052	67.8%
Effective tax rate	31.2%	37.0%	—	(5.8)
Net income	$16,649	$7,666	8.983	117.2%
% of Sales	8.1%	4.6%	—	3.5
Earnings per share	$1.56	$0.72	$0.84	116.7%

Income before income taxes for the nine months ended September 30, 2006 was $24,203,000 compared to $12,168,000 for the same period in 2005, an increase of $12,035,000 or 98.9%. The effective income tax rate used was 31.2% in 2006 and 37.0% in 2005. Increased income taxes were a direct result of increased profits during the nine months; partially offset by favorable reductions in estimated state tax liabilities and federal research and development tax credits. These items reduced the effective taxes from 2005 levels by $459,000 and $559,000, respectively, and accounted for a 4.2% reduction in the effective tax rate for the nine months and increasing earnings per share by $0.10. Additional reductions in the effective tax rate were a result of favorable federal and state tax legislation.
Net income for the nine months ended September 30, 2006 was $16,649,000 compared to $7,666,000 for the same period in 2005, an increase of $8,983,000 or 117.2%. As a percent of net sales, net income was 8.1% in 2006 and 4.6% in 2005. The Company had record earnings per share of $1.56 for the nine months ended September 30, 2006 compared to $0.72 for the same period in 2005, an increase of $0.84 per share.

PART I — CONTINUED
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
Liquidity and Sources of Capital
Cash provided by operating activities during the first nine months in 2006 was $19,423,000 compared to $5,138,000 for the same period in 2005, an increase of $14,285,000. The increase was primarily attributable to increased net income of $8,983,000 and reduced inventory growth resulting in a net increase of $14,434,000. These items were partially offset by increased income taxes of $5,410,000 resulting from higher estimated tax payments.
Cash used for investing activities during the first nine months in 2006 was $7,038,000 compared to $4,537,000 for the same period in 2005, an increase of $2,501,000. Investing activities for the nine months ended September 30, 2006 consisted of capital additions of $4,409,000 and investment of $2,553,000 in short-term investments.
The Company has allocated $2,450,000 for site preparation regarding possible future expansion to a manufacturing facility in Mansfield, Ohio. At this time, the Company has not determined when it would proceed with construction, which would be an addition to a manufacturing facility completed in 2000.
Financing activities consisted of payments for dividends, which were $4,488,000 and $4,487,000 for the nine months ended September 30, 2006 and 2005, respectively.
The Company continues to finance its capital expenditures and working capital requirements principally through internally generated funds, available unsecured lines of credit from several banks and proceeds from short-term investments. The ratio of current assets to current liabilities was 4.2 to 1 at September 30, 2006 and 4.0 to 1 at September 30, 2005.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. An evaluation was carried out under the supervision and with the participation of the Company’s Management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by

PART I — CONTINUED
ITEM 4. CONTROLS AND PROCEDURES — CONTINUED
this report on Form 10-Q. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures did maintain effective internal control over financial reporting as of September 30, 2006.
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
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There are no material changes from the legal proceedings previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
ITEM 1A. RISK FACTORS
There are no material changes from the risk factors previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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
Date: November 3, 2006

	By:	/s/Judith L. Sovine

Judith L. Sovine
Corporate Treasurer

	By:	/s/Robert E. Kirkendall

Robert E. Kirkendall
Senior Vice President and
Chief Financial Officer