Form 10-Q
period 2007-03-31
GORMAN RUPP CO
filed 2007-05-03
CIK 42682

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007
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
Registrant’s telephone number, including area code (419) 755-1011
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐                Accelerated filer ☑                Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Common shares, without par value, outstanding at March 31, 2007. 13,360,004

*****************

The Gorman-Rupp Company and Subsidiaries
Three Months Ended March 31, 2007 and 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Statements of Income
-Three months ended March 31, 2007 and 2006

Condensed Consolidated Balance Sheets
-March 31, 2007 and December 31, 2006

Condensed Consolidated Statements of Cash Flows
-Three months ended March 31, 2007 and 2006

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
EX-32

PART I. FINANCIAL INFORMATION
ITEM 1—FINANCIAL STATEMENTS (UNAUDITED)
THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(Thousands of dollars, except per share amounts)	2007	2006
Net sales	$74,461	$67,087
Cost of products sold	58,396	52,137

Gross Profit	16,065	14,950

Selling, general and administrative expenses	8,440	8,106

Operating Income	7,625	6,844

Other income	429	212

Other expense	(11)	(8)

Income Before Income Taxes	8,043	7,048

Income taxes	2,951	2,510

Net Income	$5,092	$4,538

Basic and Diluted Earnings Per Share	$0.38	$0.34

Dividends Paid Per Share	$0.120	$0.112

Average Shares Outstanding	13,360,004	13,356,254
See notes to condensed consolidated financial statements.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
(Thousands of dollars)	2007	2006
Assets

Current Assets:

Cash and cash equivalents	$19,883	$12,654
Short-term investments	4,242	4,201
Accounts receivable — net	44,912	45,135
Inventories — net	48,911	50,299
Deferred income taxes and other current assets	4,401	7,829

Total Current Assets	122,349	120,118

Property, plant and equipment	143,466	141,901
Less allowances for depreciation	91,161	89,550

Property, Plant and Equipment — Net	52,305	52,351

Deferred income taxes and other assets	16,020	15,071

Total Assets	$190,674	$187,540

Liabilities and Shareholders’ Equity

Current Liabilities:

Accounts payable	$10,193	$10,417
Payrolls and related liabilities	4,009	3,557
Accrued expenses	13,015	13,672

Total Current Liabilities	27,217	27,646

Income Tax Payable	1,211	—

Retirement Benefits	3,005	4,185

Postretirement Benefits	27,809	27,567

Shareholders’ Equity
Common shares, without par value:
Authorized - 14,000,000 shares;
Outstanding - 13,360,004 shares in 2007 and 2006 (after deducting treasury shares of 490,347 in 2007 and 2006) at stated capital amount	5,097	5,097

Retained earnings	138,504	135,268
Accumulated other comprehensive loss	(12,169)	(12,223)

Total Shareholders’ Equity	131,432	128,142

Total Liabilities and Shareholders’ Equity	$190,674	$187,540

See notes to condensed consolidated financial statements.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
(Thousands of dollars)	2007	2006
Cash Flows From Operating Activities:

Net income	$5,092	$4,538
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,694	1,649
Changes in operating assets and liabilities	3,600	(3,709)

Net Cash Provided by Operating Activities	10,386	2,478

Cash Flows From Investing Activities:

Capital additions, net	(1,567)	(781)
Change in short-term investments	(42)	(597)

Net Cash Used for Investing Activities	(1,609)	(1,378)

Cash Flows From Financing Activities:

Cash dividends	(1,603)	(1,496)

Net Cash Used for Financing Activities	(1,603)	(1,496)

Effect of exchange rate changes on cash	55	(26)

Net Increase (Decrease) in Cash and Cash Equivalents	7,229	(422)

Cash and Cash Equivalents:
Beginning of year	12,654	6,755

March 31,	$19,883	$6,333

See notes to condensed consolidated financial statements.

PART I
ITEM 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE A — BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
NEW ACCOUNTING PRONOUNCEMENTS
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 effective January 1, 2007.
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
The major components of inventories are as follows: (net of LIFO reserves)

	March 31,	December 31,
(Thousands of dollars)	2007	2006

Raw materials and in-process	$23,068	$22,423
Finished parts	22,808	23,491
Finished products	3,035	4,385

Total inventories	$48,911	$50,299

NOTE C — PRODUCT WARRANTIES
A liability is established for estimated future warranty and service claims based on historical claim experience and specific product failures. The Company expenses warranty costs directly to cost of products sold. Changes in the Company’s product warranty liability are as follows:

PART I — CONTINUED
ITEM 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

	Three Months Ended
(Thousands of dollars)	March 31,
	2007	2006

Balance at beginning of year	$1,216	$1,277
Warranty costs	388	457
Settlements	(426)	(470)

Balance at end of quarter	$1,178	$1,264

NOTE D — COMPREHENSIVE INCOME
Comprehensive income and its components, net of tax, were as follows:

	Three Months Ended
(Thousands of dollars)	March 31,
	2007	2006

Net income	$5,092	$4,538
Changes in cumulative foreign currency translation adjustments	55	(324)
Changes in pension and OPEB adjustments	(1)	—

Comprehensive income	$5,146	$4,214

NOTE E — INCOME TAXES
The Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. As required by Interpretation 48, which clarifies Statement 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of Interpretation 48, the Company recognized an increase of approximately $260,000 in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.
The amount of unrecognized tax benefits as of January 1, 2007 was $1.2 million. That amount includes $939,000 of unrecognized tax benefits which, if ultimately recognized, will reduce the Company’s annual effective tax rate.
At March 31, 2007 the balance of unrecognized tax benefits had increased to approximately $1.3 million. The increase from the beginning of the year is related to a $156,000 increase in prior period tax positions, offset by a $13,000 decrease resulting from the Company entering a Voluntary Disclosure program in a taxing jurisdiction. The March 31, 2007 balance of unrecognized tax benefits

PART I — CONTINUED
ITEM 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
includes $1.0 million of unrecognized tax benefits which, if ultimately realized, will reduce the Company’s annual effective tax rate.
The Company has entered into Voluntary Disclosure programs in several taxing jurisdictions. The Company has recorded unrecognized tax benefits of approximately $91,000 related primarily to tax filing issues in those states. The Company anticipates that the resolution of these unrecognized tax benefits will occur within the next 12 months.
The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2003.
The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense for all periods presented. The Company had accrued approximately $172,000 for the payment of interest and penalties at January 1, 2007. Accrual of interest and penalties through March 31, 2007 is approximately $39,000.
NOTE F — PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company sponsors a defined benefit pension plan covering substantially all employees. The Company also sponsors a non-contributory defined benefit health care plan that provides health benefits to substantially all retirees and their spouses. (See Note F – Pensions and Other Postretirement Benefits for the year ended December 31, 2006 included in the Form 10-K.)
The following table presents the components of net periodic benefit cost:

	Pension Benefits		Postretirement Benefits

	Three Months Ended		Three Months Ended
(Thousands of dollars)	March 31,		March 31,
	2007	2006	2007	2006

Service cost	$581	$559	$313	$298
Interest cost	669	624	402	427
Expected return on plan assets	(855)	(714)	—	—
Amortization of loss	234	256	—	66

Benefit cost	$629	$725	$715	$791

NOTE G — SUBSEQUENT EVENT
On April 2, 2007, the Company’s wholly owned subsidiary, The Gorman-Rupp International Company, purchased a 90% controlling equity interest in Wavo Pompen B.V. for a cash purchase price of approximately $3.9 million. The acquisition was financed with cash from the Company’s treasury. The allocation of the purchase price to the business acquired is preliminary and will be finalized pending completion of a fair value appraisal process.

PART I — CONTINUED
ITEM 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
Wavo Pompen B.V., located in Leeuwarden and Culemborg, The Netherlands, offers pumping equipment, both for sale and rent, to a broad customer base, including the industrial, municipal and construction markets within The Netherlands. Wavo Pompen B.V.’s current annual sales of $5.0 million are approximately 2.1% of the Company’s consolidated 2006 annual sales. The acquisition of Wavo Pompen B.V. offers the Company an expanded European presence and is a continuation of the implementation of its international growth strategy.
The Company and Wavo have had a relationship for over 20 years and Wavo has managed Gorman-Rupp’s European Distribution Center in Leeuwarden since 2002. After the completion of the acquisition, Wavo Pompen B.V. was renamed Gorman-Rupp Europe B.V. and has retained “Wavo” as a trade name for use in The Netherlands.
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
First Quarter 2007 Compared to First Quarter 2006
Net Sales

	Three Months Ended
(Thousands of Dollars)	March 31,
	2007	2006	$ Change	% Change

Net Sales	$74,461	$67,087	$7,374	11.0%

The Company’s record net sales for the quarter of $74,461,000, represents an 11.0% increase from the first quarter of 2006. The increase in net sales for the first quarter of 2007 was primarily due to higher product sales in the municipal, industrial, construction and rental markets. At Patterson Pump Company, centrifugal pump sales increased $4,300,000 primarily as a result of pumps supplied for a flood control project in New Orleans.

PART I — CONTINUED
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
The record backlog at March 31, 2007 was $115,200,000 compared to $98,600,000 at March 31, 2006, representing a 16.8% increase. The backlog increased $5,700,000 from the previous record backlog at December 31, 2006 of $109,500,000 due to increased orders in the government and construction markets and an order for centrifugal pumps for a flood control project in New Orleans.
Cost of Products Sold

	Three Months Ended
(Thousands of Dollars)	March 31,
	2007	2006	$ Change	% Change

Cost of Products Sold	$58,396	$52,137	$6,259	12.0%
% of Net Sales	78.4%	77.8%	—	0.6

The 12.0% increase in cost of products sold in the first quarter of 2007 compared to 2006 was primarily due to the higher sales volume, which resulted in increased material costs of $4,978,000. Healthcare costs increased $814,000 due to increased claims and higher medical costs. As a percent of net sales, gross margins were 21.6% in 2007 and 22.2% in 2006.
Selling, General, and Administrative Expenses (SG&A)

	Three Months Ended
(Thousands of Dollars)	March 31,
	2007	2006	$ Change	% Change

Selling, General, and Administrative Expenses (SG&A)	$8,440	$8,106	$334	4.1%
% of Net Sales	11.3%	12.1%	—	(0.8)

The 4.1% increase in SG&A expense is primarily due to increases in salaries of $179,000 as a result of the filling of vacant positions and normal salary increases, and advertising expense of $155,000 related to participation in trade shows. The 0.8% decrease in SG&A expenses as a percent of net sales for 2007 was primarily due to the additional sales volume.
Other Income

	Three Months Ended
(Thousands of Dollars)	March 31,
	2007	2006	$ Change	% Change

Other Income	$429	$212	$217	102.4%
% of Net Sales	.6%	.3%	—	(0.3)

The 102.4% increase in other income is primarily due to increased interest income related to interest earned on higher cash balances on hand.

PART I — CONTINUED
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Net Income

	Three Months Ended
(Thousands of Dollars)	March 31,
	2007	2006	$ Change	% Change

Income before income taxes	$8,043	$7,048	$995	14.1%
% of Net Sales	10.8%	10.5%	—	0.3
Income taxes	$2,951	$2,510	441	17.6%
Effective tax rate	36.7%	35.6%	—	1.1
Net income	$5,092	$4,538	554	12.2%
% of Net Sales	6.8%	6.8%	—	—
Earnings per share	$0.38	$0.34	$0.04	11.8%

Income before income taxes for the first quarter 2007 was $8,043,000 compared to $7,048,000 for the same period in 2006, an increase of $995,000 or 14.1%. Income taxes were $2,951,000 in 2007 compared to $2,510,000 for the same period of 2006, an increase of $441,000 or 17.6%. The 1.1% increase in the effective tax rate was due to higher state income taxes and reduced foreign income tax credits.
Record net income for the first quarter 2007 was $5,092,000 compared to $4,538,000 for the same period in 2006, an increase of $554,000 or 12.2%. As a percent of net sales, net income was 6.8% for 2007 and 2006. The Company had earnings per share of $0.38 for the quarter compared to $0.34 for the same period in 2006, an increase of $0.04 per share.
Liquidity and Sources of Capital
Cash provided by operating activities during the first three months in 2007 was $10,386,000 compared to $2,478,000 for the same period in 2006, an increase of $7,908,000. The positive cash flow for the first quarter 2007 was primarily attributable to profits from operations, reduction of prepaid income tax and a reduction in inventory levels.
Cash used for investing activities during the first three months in 2007 was $1,609,000 compared to $1,378,000 for the same period in 2006, an increase of $231,000. Investing activities for the three months ended March 31, 2007 primarily consisted of capital additions of machinery and equipment totaling $1,567,000.
The Company has allocated $2,450,000 for site preparation regarding possible future expansion to a manufacturing facility in Mansfield, Ohio. Planning began for the future expansion in 2006 and continues in 2007. A total of $423,000 has been incurred for site preparation. No date has been established for construction.
Financing activities consisted of payments for dividends, which were $1,603,000 and $1,496,000 for the three months ended March 31, 2007 and 2006, respectively.
The Company continues to finance its capital expenditures and working capital requirements principally through internally generated funds, available unsecured lines of credit from several banks

PART I — CONTINUED
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
and proceeds from short-term investments. The ratio of current assets to current liabilities was 4.5 to 1 at March 31, 2007 and 3.7 to 1 at March 31, 2006.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. An evaluation was carried out under the supervision and with the participation of the Company’s Management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures did maintain effective internal control over financial reporting as of March 31, 2007.
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
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There are no material changes from the legal proceedings previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
ITEM 1A. RISK FACTORS
There are no material changes from the risk factors previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

ITEM 6. EXHIBITS
     (a) Exhibits

Exhibits 3, 4	and 10 (articles of incorporation and by-laws; instruments defining the rights of security holders, including indentures; and material contracts) are incorporated herein by this reference from Exhibits (3), (4) and (10) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Exhibit 31.1	Certification of Jeffrey S. Gorman, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Robert E. Kirkendall, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Gorman-Rupp Company
(Registrant)

Date: May 3, 2007

	By:	/s/ Judith L. Sovine

Judith L. Sovine
Corporate Treasurer

	By:	/s/ Robert E. Kirkendall

Robert E. Kirkendall
Senior Vice President and
Chief Financial Officer