Form 10-Q
period 2007-06-30
GORMAN RUPP CO
filed 2007-08-06
CIK 42682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007
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
Registrant’s telephone number, including area code (419) 755-1011
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Common shares, without par value, outstanding at June 30, 2007. 13,360,004
*****************

Page 1 of 23 pages
The Gorman-Rupp Company and Subsidiaries
Three and Six Months Ended June 30, 2007 and 2006

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Condensed Consolidated Statements of Income
– Three months ended June 30, 2007 and 2006
– Six months ended June 30, 2007 and 2006

Condensed Consolidated Balance Sheets
– June 30, 2007 and December 31, 2006

Condensed Consolidated Statements of Cash Flows
– Six months ended June 30, 2007 and 2006

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits

EX-3 Articles of Incorporation and By-laws

EX-4 Instruments defining the rights of security holders, including indentures

EX-10 Material Contracts

EX-31.1 302 CEO Certification

EX-31.2 302 CFO Certification

EX-32 Section 1350 CEO and CFO Certifications
EX-3.4
EX-31.1
EX-31.2
EX-32

PART I. FINANCIAL INFORMATION
ITEM 1—FINANCIAL STATEMENTS (UNAUDITED)
THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Thousands of dollars, except per share amounts)	2007	2006	2007	2006

Net sales	$79,647	$67,905	$154,108	$134,992
Cost of products sold	61,548	52,318	119,944	104,455

Gross Profit	18,099	15,587	34,164	30,537

Selling, general and administrative expenses	8,286	7,643	16,726	15,749

Operating Income	9,813	7,944	17,438	14,788

Other income	639	442	1,068	654

Other expense	(14)	(3)	(25)	(11)

Income Before Income Taxes	10,438	8,383	18,481	15,431

Income taxes	3,900	2,884	6,851	5,394

Net Income	$6,538	$5,499	$11,630	$10,037

Basic and Diluted
Earnings Per Share	$0.49	$0.41	$0.87	$0.75

Dividends Paid Per Share	$0.120	$0.112	$0.240	$0.224

Average Shares Outstanding	13,360,004	13,356,254	13,360,004	13,356,254
See notes to condensed consolidated financial statements.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	June 30,	December 31,
(Thousands of dollars)	2007	2006
Assets
Current Assets:

Cash and cash equivalents	$19,848	$12,654
Short-term investments	4,782	4,201
Accounts receivable — net	52,213	45,135
Inventories — net	51,241	50,299
Deferred income taxes and other current assets	3,048	7,829

Total Current Assets	131,132	120,118

Property, plant and equipment	148,423	141,901
Less allowances for depreciation	93,638	89,550

Property, Plant and Equipment — Net	54,785	52,351

Deferred income taxes and other assets	19,908	15,071

Total Assets	$205,825	$187,540

Liabilities and Shareholders’ Equity

Current Liabilities:

Accounts payable	$15,308	$10,417
Payrolls and related liabilities	4,217	3,557
Accrued expenses	17,262	13,672

Total Current Liabilities	36,787	27,646

Income taxes payable	1,466	—
Retirement benefits	1,438	4,185
Postretirement benefits	28,105	27,567

Total Liabilities	67,796	59,398

Minority Interest	483	—

Shareholders’ Equity
Common shares, without par value:
Authorized — 35,000,000 shares in 2007 and 14,000,000 in 2006;
Outstanding — 13,360,004 shares in 2007 and 2006 (after deducting treasury shares of 490,347 in 2007 and 2006) at stated capital amount	5,097	5,097

Retained earnings	143,438	135,268
Accumulated other comprehensive loss	(10,989)	(12,223)

Total Shareholders’ Equity	137,546	128,142

Total Liabilities and Shareholders’ Equity	$205,825	$187,540

See notes to condensed consolidated financial statements.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
(Thousands of dollars)	2007	2006

Cash Flows From Operating Activities:

Net income	$11,630	$10,037
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,583	3,311
Changes in operating assets and liabilities	4,588	(5,232)

Net Cash Provided by Operating Activities	19,801	8,116

Cash Flows From Investing Activities:

Capital additions, net	(4,894)	(2,596)
Change in short-term investments	(581)	(1,728)
Payment for acquisition, net of cash acquired	(3,412)	—

Net Cash Used for Investing Activities	(8,887)	(4,324)

Cash Flows From Financing Activities:

Net Cash Used for Financing Activities, cash dividends	(3,206)	(2,992)

Effect of exchange rate changes on cash	(514)	230

Net Increase in Cash and Cash Equivalents	7,194	1,030

Cash and Cash Equivalents:
Beginning of year	12,654	6,755

June 30,	$19,848	$7,785

See notes to condensed consolidated financial statements.

PART I

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE A — BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of the Company and its wholly – and majority – owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
The major components of inventories are as follows: (net of LIFO reserves)

(Thousands of dollars)	June 30,	December 31,
	2007	2006

Raw materials and in-process	$21,835	$22,423
Finished parts	21,321	23,491
Finished products	8,085	4,385

Total inventories	$51,241	$50,299

PART I — CONTINUED

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
NOTE C — PRODUCT WARRANTIES
A liability is established for estimated future warranty and service claims based on historical claim experience and specific product failures. The Company expenses warranty costs directly to cost of products sold. Changes in the Company’s product warranty liability are as follows:

(Thousands of dollars)	Six Months Ended
	June 30,

	2007	2006

Balance at beginning of year	$1,216	$1,277
Warranty costs	1,495	1,005
Settlements	(1,204)	(906)

Balance at end of quarter	$1,507	$1,376

NOTE D — COMPREHENSIVE INCOME
Comprehensive income and its components, net of tax, are as follows:

(Thousands of dollars)	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2007	2006	2007	2006

Net income	$6,538	$5,499	$11,630	$10,037
Changes in cumulative foreign currency translation adjustment	898	432	953	108
Pension benefit adjustments	282	—	281	—

Total comprehensive income	$7,718	$5,931	$12,864	$10,145

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
At June 30, 2007 the balance of unrecognized tax benefits had increased to approximately $1.5 million. The increase in the current quarter is related to a $268,000 increase in prior period tax positions, offset by a $31,000 decrease resulting from the Company entering Voluntary Disclosure programs in several taxing jurisdictions.
The Company has entered into Voluntary Disclosure programs in several taxing jurisdictions. The Company has recorded unrecognized tax benefits of approximately $74,000 related primarily to tax filing issues in those states. The Company anticipates that the resolution of these unrecognized tax benefits will occur within the next 12 months.
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
The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense for all periods presented. The Company had accrued approximately $172,000 for the payment of interest and penalties at January 1, 2007. An additional accrual of interest and penalties of approximately $88,000 was recorded for the six months ended June 30, 2007.
NOTE F — PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company sponsors a defined benefit pension plan covering substantially all employees. The Company also sponsors a non-contributory defined benefit health care plan that provides health benefits to substantially all retirees and their spouses. (See Note F — Pensions and Other Postretirement Benefits for the year ended December 31, 2006 included in the Form 10-K.)
The following table presents the components of net periodic benefit cost:

	Pension Benefits		Postretirement Benefits

(Thousands of dollars)	Six Months Ended		Six Months Ended
	June 30,		June 30,

	2007	2006	2007	2006

Service cost	$1,239	$1,118	$625	$596
Interest cost	1,341	1,248	805	855
Expected return on plan assets	(1,709)	(1,429)	—	—
Amortization of loss	461	512	—	131

Benefit cost	$1,332	$1,449	$1,430	$1,582

PART I — CONTINUED

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
NOTE G — ACQUISITIONS
In April, 2007 the Company’s wholly owned subsidiary, The Gorman-Rupp International Company, purchased a 90% controlling equity interest in Wavo Pompen B.V. for consideration (net of cash acquired) of approximately $4.1 million, of which $3.4 million was paid in April, 2007. The acquisition was financed with cash from the Company’s treasury. The allocation of the purchase price to the business acquired is preliminary and will be finalized pending completion of a fair value appraisal process. The acquisition of Wavo Pompen B.V. offers the Company an expanded European presence and is a continuation of the implementation of its international growth strategy.

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
Second Quarter 2007 Compared to Second Quarter 2006
Net Sales

(Thousands of Dollars)	Three Months Ended
	June 30,

	2007	2006	$ Change	% Change

Net sales	$79,647	$67,905	$11,742	17.3%

The Company’s record net sales for the quarter of $79,647,000 represents a 17.3% increase from the second quarter of 2006. The increase in net sales for the second quarter of 2007 were principally due to sales of $6,800,000 primarily as a result of pumps supplied by Patterson Pump Company, a wholly-owned subsidiary, for a flood control project in New Orleans. Also, increased product sales in the fire protection, construction, rental and government markets of approximately $4,900,000 contributed to the record quarter.

PART I — CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
The backlog at June 30, 2007 was $98,000,000 compared to the record backlog of $115,200,000 at March 31, 2007, representing a 14.9% decrease principally resulting from increased shipments.
Cost of Products Sold

(Thousands of Dollars)	Three Months Ended
	June 30,

	2007	2006	$ Change	% Change

Cost of products sold	$61,548	$52,318	$9,230	17.6%
% of Net sales	77.3%	77.0%

The 17.6% increase in cost of products sold in the second quarter of 2007 compared to 2006 was primarily due to the product mix and higher sales volume, which resulted in increased cost of material of $7,813,000. Manufacturing costs included increased warranty costs of $554,000 due to estimates related to the higher sales volume and historical claim experience. In addition, expenses related to the Company’s employee profit sharing plan increased $221,000 as a result of higher operating income and healthcare costs increased $212,000 due to increased claims and higher medical costs. As a percent of net sales, gross margins were 22.7% in 2007 and 23.0% in 2006.
Selling, General, and Administrative Expenses (SG&A)

(Thousands of Dollars)	Three Months Ended
	June 30,

	2007	2006	$ Change	% Change

Selling, general, and administrative expenses (SG&A)	$8,286	$7,643	$643	8.4%
% of Net sales	10.4%	11.3%

The 8.4% increase in SG&A expenses is primarily due to increases in salaries and payroll taxes of $181,000 as a result of the filling of vacant positions and normal salary increases, bad debt expense of $121,000 due to estimates related to sales volume, and shareholder relations expense of $109,000 related to the 2006 annual report and the regulatory fees associated with additional authorized common shares of the Company. The 90 basis points decrease in percentages of SG&A expenses in 2007 compared to 2006 was principally due to the additional sales volume.
Other Income

(Thousands of Dollars)	Three Months Ended
	June 30,

	2007	2006	$ Change	% Change

Other income	$639	$442	$197	44.6%
% of Net sales	0.8%	0.7%

PART I — CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
The 44.6% increase in other income is principally due to increased interest income related to interest earned on higher cash balances on hand.
Net Income

(Thousands of Dollars)	Three Months Ended
	June 30,

	2007	2006	$ Change	% Change

Income before income taxes	$10,438	$8,383	$2,055	24.5%
% of Net sales	13.1%	12.3%
Income taxes	$3,900	$2,884	$1,016	35.2%
Effective tax rate	37.4%	34.4%
Net income	$6,538	$5,499	$1,039	18.9%
% of Net sales	8.2%	8.1%
Earnings per share	$0.49	$0.41	$0.08	19.5%

Income before income taxes for the second quarter 2007 was $10,438,000 compared to $8,383,000 for the same period in 2006, an increase of $2,055,000 or 24.5%. Income taxes were $3,900,000 compared to $2,884,000 for the same period of 2006, an increase of $1,016,000 or 35.2%. The increase in the effective tax rate of 3.0 percentage points was due to reduced foreign income tax credits, partially offset by an increase in the domestic production activities deduction.
Record net income for the second quarter 2007 was $6,538,000 compared to $5,499,000 for the same period in 2006, an increase of $1,039,000 or 18.9%. As a percent of net sales, net income was 8.2% for 2007 and 8.1% for 2006. The Company had earnings per share of $0.49 for the quarter compared to $0.41 for the same period in 2006, an increase of $0.08 per share.
Six Months 2007 Compared to Six Months 2006
Net Sales

(Thousands of Dollars)	Six Months Ended
	June 30,

	2007	2006	$ Change	% Change

Net sales	$154,108	$134,992	$19,116	14.2%

The record sales for the six months, representing a 14.2% increase over the six months ended June 30, 2006, were principally due to sales of $11,100,000 primarily as a result of pumps supplied by Patterson Pump Company, a wholly-owned subsidiary, for a flood control project in New Orleans. Also, increased product sales in the construction, rental, government and industrial markets of approximately $6,500,000 contributed to record six months sales.
The backlog at June 30, 2007 was $98,000,000 compared to $91,700,000 at June 30, 2006, representing a 6.9% increase. The backlog is down slightly from the backlog of $109,500,000 at December 31, 2006 due primarily to increased shipments.

PART I — CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Cost of Products Sold

(Thousands of Dollars)	Six Months Ended
	June 30,

	2007	2006	$ Change	% Change

Cost of products sold	$119,944	$104,455	$15,489	14.8%
% of Net sales	77.8%	77.4%

The 14.8% increase in cost of products sold in the six months ended June 30, 2007 compared to 2006 was primarily due to the product mix and higher sales volume, which resulted in increased cost of material of $12,791,000. Manufacturing costs included higher healthcare costs of $1,026,000 due to increased claims and higher medical costs. In addition, warranty costs increased $485,000 due to estimates related to sales volume and historical claim experience, and expenses related to the Company’s employee profit sharing plan increased $314,000 as a result of higher operating income. These costs were partially offset by the benefit from volume leverage and controlled expense management. As a percent of net sales, gross margins were 22.2% in 2007 and 22.6% in 2006.
Selling, General, and Administrative Expenses (SG&A)

(Thousands of Dollars)	Six Months Ended
	June 30,

	2007	2006	$ Change	% Change

Selling, general, and administrative expenses (SG&A)	$16,726	$15,749	$977	6.2%
% of Net sales	10.9%	11.7%

The 6.2% increase in SG&A expenses is principally due to increases in salaries and payroll taxes of $426,000 as a result of the filling of vacant positions and normal salary increases, and advertising expense of $250,000 related to participation in trade shows. The 80 basis points decrease in percentages of SG&A expenses in 2007 compared to 2006 was primarily due to the additional sales volume.
Other Income

(Thousands of Dollars)	Six Months Ended
	June 30,

	2007	2006	$ Change	% Change

Other income	$1,068	$654	$414	63.3%
% of Net sales	0.7%	0.5%

The 63.3% increase in other income is primarily due to increased interest income related to interest income earned on higher cash balances on hand.

PART I — CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Net Income

(Thousands of Dollars)	Six Months Ended
	June 30,

	2007	2006	$ Change	% Change

Income before income taxes	$18,481	$15,431	$3,050	19.8%
% of Net sales	12.0%	11.4%
Income taxes	$6,851	$5,394	$1,457	27.0%
Effective tax rate	37.1%	35.0%
Net income	$11,630	$10,037	$1,593	15.9%
% of Net sales	7.5%	7.4%
Earnings per share	$0.87	$0.75	$0.12	16.0%

Income before income taxes for the six months ended June 30, 2007 was $18,481,000 compared to $15,431,000 for the same period in 2006, an increase of $3,050,000 or 19.8%. Higher income taxes of $1,457,000 were a direct result of increased profits during the six months ended June 30, 2007. The effective income tax rate used was 37.1% in 2007 and 35.0% in 2006. The increase in the effective tax rate of 2.1 percentage points was due to reduced foreign income tax credits, partially offset by an increase in the domestic production activities deduction.
Record net income for the six months ended June 30, 2007 was $11,630,000 compared to $10,037,000 for the same period in 2006, an increase of $1,593,000 or 15.9%. As a percent of net sales, net income was 7.5% in 2007 and 7.4% in 2006. The Company had record earnings per share of $0.87 for the six months ended June 30, 2007 compared to $0.75 for the same period in 2006, an increase of $0.12 per share.
Liquidity and Sources of Capital
Cash provided by operating activities during the first six months in 2007 was $19,801,000 compared to $8,116,000 for the same period in 2006, an increase of $11,685,000. The increase in cash provided by operating activities is principally due to an income tax refund of $1.0 million, the application of prepaid income tax to 2007 estimated taxes and an increase of accounts payable. The positive cash flow for the first six months ended June 30, 2007 was primarily attributable to profits from operations, an income tax refund of $1.0 million and the application of prepaid income tax to 2007 estimated taxes.
Cash used for investing activities during the first six months in 2007 was $8,887,000 compared to $4,324,000 for the same period in 2006, an increase of $4,563,000. Investing activities for the six months ended June 30, 2007 primarily consisted of capital additions of machinery and equipment totaling $3,845,000 and cash used for the acquisition of Wavo Pompen B.V. of $3,412,000.
During the second quarter, the Company allocated an additional $1,820,000 for architectural and design engineering services regarding a future expansion of a manufacturing facility in Mansfield, Ohio; the total funds allocated as of June 30, 2007 was $4,270,000. Expenditures of $645,000 have been incurred as of June 30, 2007. No date has been established for construction.

PART I — CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Financing activities consisted of payments for dividends, which were $3,206,000 and $2,992,000 for the six months ended June 30, 2007 and 2006, respectively.
The Company continues to finance its capital expenditures and working capital requirements principally through internally generated funds, available unsecured lines of credit from several banks and proceeds from short-term investments. The ratio of current assets to current liabilities was 3.6 to 1 at June 30, 2007 and 4.1 to 1 at June 30, 2006.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. An evaluation was carried out under the supervision and with the participation of the Company’s Management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures did maintain effective internal control over financial reporting as of June 30, 2007.
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

PART II OTHER INFORMATION — CONTINUED
ITEM 1A. RISK FACTORS
There are no material changes from the risk factors previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The annual meeting of the shareholders of the Company was held on April 26, 2007. At this meeting the shareholders approved the following management proposals:
1.	Fix the number of Directors of the Company at eight and elect eight Directors to hold office until the next annual meeting of shareholders and until their successors are elected and qualified.

Number of votes

	For	Abstain/Withheld

James C. Gorman	11,842,209	304,227
Jeffrey S. Gorman	12,028,410	118,026
Thomas E. Hoaglin	12,035,143	111,293
Christopher H. Lake	12,017,189	129,247
Dr. Peter B. Lake	12,006,736	139,700
Rick R. Taylor	12,041,744	104,692
W. Wayne Walston	12,038,284	108,152
John A. Walter	9,165,978	2,980,458
2.	Approve and adopt an amendment to the Company’s Amended Articles of Incorporation to increase, from 14,000,000 to 35,000,000, the number of Common Shares, without par value.

Number of votes
For	Against	Abstain/Withheld

11,041,240	997,448	107,748
3.	Ratify the appointment by the Audit Review Committee of the Board of Directors of Ernst & Young LLP as independent public accountants for the Company during the year ending December 31, 2007.

Number of votes
For	Against	Abstain/Withheld

11,972,829	56,761	116,846

ITEM 6. EXHIBITS
(a)	Exhibits

Exhibits 3, 4	Amended Articles of Incorporation As Amended.

Exhibits 3, 4	(Company’s Regulations) are incorporated herein by this reference from Exhibits (3), (4) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Exhibit 10	(Material Contracts) are incorporated herein by this reference from Exhibit (10) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Exhibit 31.1	Certification of Jeffrey S. Gorman, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Robert E. Kirkendall, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Gorman-Rupp Company (Registrant)
Date: August 6, 2007

By:	/s/ Judith L. Sovine
Judith L. Sovine
Corporate Treasurer

By:	/s/ Robert E. Kirkendall
Robert E. Kirkendall
Senior Vice President and Chief Financial Officer