Form 10-Q
period 2007-09-30
GORMAN RUPP CO
filed 2007-11-02
CIK 42682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Common shares, without par value, outstanding at September 30, 2007. 13,363,004
*****************

Page 1 of 21 pages

The Gorman-Rupp Company and Subsidiaries
Three and Nine Months Ended September 30, 2007 and 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Statements of Income
-Three months ended September 30, 2007 and 2006
-Nine months ended September 30, 2007 and 2006

Condensed Consolidated Balance Sheets
-September 30, 2007 and December 31, 2006

Condensed Consolidated Statements of Cash Flows
-Nine months ended September 30, 2007 and 2006

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

EX-10 Material Contracts

EX-31.1 302 CEO Certification

EX-31.2 302 CFO Certification

EX-32 Section 1350 CEO and CFO Certifications
EX-31.1
EX-31.2
EX-32

PART I. FINANCIAL INFORMATION
ITEM 1—FINANCIAL STATEMENTS (UNAUDITED)
THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Thousands of dollars, except per share amounts)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales	$74,629	$70,833	$228,737	$205,825
Cost of products sold	58,362	54,243	178,306	158,698

Gross Profit	16,267	16,590	50,431	47,127

Selling, general and administrative expenses	8,342	8,179	25,068	23,928

Operating Income	7,925	8,411	25,363	23,199

Other income	575	387	1,643	1,041

Other expense	(68)	(26)	(93)	(37)

Income Before Income Taxes	8,432	8,772	26,913	24,203

Income taxes	2,957	2,160	9,808	7,554

Net Income	$5,475	$6,612	$17,105	$16,649

Basic and Diluted Earnings Per Share	$0.41	$0.50	$1.28	$1.25

Dividends Paid Per Share	$0.120	$0.112	$0.360	$0.336

Average Shares Outstanding	13,363,004	13,360,004	13,361,015	13,357,518
See notes to condensed consolidated financial statements.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
(Thousands of dollars)	September 30,	December 31,
	2007	2006
Assets

Current Assets:

Cash and cash equivalents	$23,425	$12,654
Short-term investments	5,581	4,201
Accounts receivable — net	47,121	45,135
Inventories — net	50,230	50,299
Deferred income taxes and other current assets	8,116	7,829

Total Current Assets	134,473	120,118

Property, plant and equipment	151,730	141,901
Less allowances for depreciation	95,440	89,550

Property, Plant and Equipment — Net	56,290	52,351

Deferred income taxes and other assets	18,035	15,071

Total Assets	$208,798	$187,540

Liabilities and Shareholders’ Equity

Current Liabilities:

Accounts payable	$12,444	$10,417
Payrolls and related liabilities	4,270	3,557
Accrued expenses	18,025	13,672

Total Current Liabilities	34,739	27,646

Income taxes payable	1,569	—
Retirement benefits	668	4,185
Postretirement benefits	28,547	27,567

Total Liabilities	65,523	59,398

Minority Interest	523	—

Shareholders’ Equity
Common shares, without par value:
Authorized - 35,000,000 shares in 2007 and 14,000,000 in 2006;
Outstanding - 13,363,004 shares in 2007 and 13,360,004 in 2006 (after deducting treasury shares of 487,347 in 2007 and 490,347 in 2006) at stated capital amount	5,098	5,097

Retained earnings	147,407	135,268
Accumulated other comprehensive loss	(9,753)	(12,223)

Total Shareholders’ Equity	142,752	128,142

Total Liabilities and Shareholders’ Equity	$208,798	$187,540

See notes to condensed consolidated financial statements.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Thousands of dollars)	Nine Months Ended
	September 30,
	2007	2006
Cash Flows From Operating Activities:

Net income	$17,105	$16,649
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,474	4,991
Changes in operating assets and liabilities	5,119	(2,217)

Net Cash Provided by Operating Activities	27,698	19,423

Cash Flows From Investing Activities:

Capital additions, net	(8,151)	(4,485)
Change in short-term investments	(1,380)	(2,553)
Payment for acquisition, net of cash acquired	(3,693)	—

Net Cash Used for Investing Activities	(13,224)	(7,038)

Cash Flows From Financing Activities:

Net Cash Used for Financing Activities, cash dividends	(4,810)	(4,488)

Effect of exchange rate changes on cash	1,107	240

Net Increase in Cash and Cash Equivalents	10,771	8,137

Cash and Cash Equivalents:
Beginning of year	12,654	6,755

September 30,	$23,425	$14,892

See notes to condensed consolidated financial statements.

PART I

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE A — BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of the Company and it’s wholly – and majority — owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
The major components of inventories are as follows: (net of LIFO reserves)

(Thousands of dollars)	September 30,	December 31,
	2007	2006

Raw materials and in-process	$26,157	$22,423
Finished parts	21,145	23,491
Finished products	2,928	4,385

Total inventories	$50,230	$50,299

PART I — CONTINUED

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
NOTE C — PRODUCT WARRANTIES
A liability is established for estimated future warranty and service claims based on historical claim experience and specific product failures. The Company expenses warranty costs directly to cost of products sold. Changes in the Company’s product warranty liability are as follows:

(Thousands of dollars)	Nine Months Ended
	September 30,
	2007	2006

Balance at beginning of year	$1,216	$1,277
Warranty costs	2,253	1,508
Settlements	(1,910)	(1,456)

Balance at end of quarter	$1,559	$1,329

NOTE D — COMPREHENSIVE INCOME
Comprehensive income and its components, net of tax, are as follows:

(Thousands of dollars)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income	$5,475	$6,612	$17,105	$16,649
Changes in cumulative foreign currency translation adjustment	1,096	(89)	2,049	19
Pension benefit adjustments	140	—	421	—

Total comprehensive income	$6,711	$6,523	$19,575	$16,668

NOTE E – INCOME TAXES
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
At September 30, 2007 the balance of unrecognized tax benefits had increased to approximately $1.64 million. The increase in the current quarter is related to a $103,000 increase in prior period tax positions. The September 30, 2007 balance of unrecognized tax benefits includes $1.3 million of unrecognized tax benefits which, if ultimately realized, will reduce the Company’s annual effective tax rate.
The Company has entered into Voluntary Disclosure programs in two taxing jurisdictions. The Company has recorded unrecognized tax benefits of approximately $64,000 related primarily to tax filing issues in those states. The Company anticipates that the resolution of these unrecognized tax benefits will occur within the next 12 months.
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
The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense for all periods presented. The Company had accrued approximately $172,000 for the payment of interest and penalties at January 1, 2007. An additional accrual of interest and penalties of approximately $131,000 was recorded for the nine months ended September 30, 2007.
The increase in the effective tax rate of 10.5 percentage points during the third quarter of 2007 compared to the same period in 2006 was primarily due to reductions in estimated state tax liabilities in 2006 and non-recurring federal research and development tax credits realized in 2006.
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
During the quarter ended September 30, 2007, the Company authorized an amendment to the defined benefit pension plan in which employees hired after December 31, 2007 will no longer be eligible to participate in the plan. For employees hired after December 31, 2007, the Company authorized an amendment to enhance the 401(k) plan by adopting an age and years of service based contribution and an increased Company match. The existing pension plan and 401(k) plan will remain in place for those employed before January 1, 2008.

PART I — CONTINUED

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
The following table presents the components of net periodic benefit cost:

	Pension Benefits		Postretirement Benefits
(Thousands of dollars)	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Service cost	$1,859	$1,677	$939	$894
Interest cost	2,012	1,872	1,207	1,282
Expected return on plan assets	(2,564)	(2,143)	—	—
Amortization of loss	691	768	—	197

Benefit cost	$1,998	$2,174	$2,146	$2,373

NOTE G — ACQUISITIONS
In April, 2007 the Company’s wholly owned subsidiary, The Gorman-Rupp International Company, purchased a 90% controlling equity interest in Wavo Pompen B.V. for consideration (net of cash acquired) of approximately $4.1 million, of which $3.7 million has been paid as of September 30, 2007. The acquisition was financed with cash from the Company’s treasury. The allocation of the purchase price to the business acquired is preliminary and will be finalized pending completion of a fair value appraisal process. The acquisition of Wavo Pompen B.V. offers the Company an expanded European presence and is a continuation of the implementation of its international growth strategy.
NOTE H — FLOOD INSURANCE RECOVERIES
In August 2007, the Company’s Mansfield Division assembly facility was damaged by flooding as a result of a flash flood of an adjacent creek. As of September 30, 2007, the Company incurred costs and damages related to the flood of $3.4 million. These costs included the write-off of inventory and long-lived assets, repair of property damage and other clean-up costs. The Company maintains insurance coverage, including flood insurance, which provides for reimbursement of losses resulting from property damage, loss of product and business interruption. Although the Company’s insurance policy carries a $500,000 deductible, the Company expects to be fully covered for losses as a result of the flood as accounted for in accordance with FASB Statement No. 5, Accounting for Contingencies, and FASB Interpretation No. 30, Accounting for Involuntary Conversions of Nonmonetary Assets to Monetary Assets. As of September 30, 2007, the Company received a partial payment of $1.0 million and has recorded a receivable of $2.4 million for insurance recoveries.

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
Third Quarter 2007 Compared to Third Quarter 2006
Net Sales

(Thousands of Dollars)	Three Months Ended
	September 30,
	2007	2006	$ Change	% Change

Net sales	$74,629	$70,833	$3,796	5.4%

The Company had record third quarter net sales of $74,629,000, representing a 5.4% increase from the third quarter of 2006. The increase in net sales for the third quarter of 2007 was principally due to increased product sales in the fire protection, government and international markets, partially offset by decreased centrifugal pump sales. Gorman-Rupp Europe B.V., acquired in April 2007, had net sales of $1,400,000 in the third quarter 2007.
Cost of Products Sold

(Thousands of Dollars)	Three Months Ended
	September 30,
	2007	2006	$ Change	% Change

Cost of products sold	$58,362	$54,243	$4,119	7.6%
% of Net sales	78.2%	76.6%

The 7.6% increase in cost of products sold in the third quarter of 2007 compared to 2006 was primarily due to the product mix and higher sales volume, which resulted in increased cost of material of $3,100,000. Manufacturing costs included increases in healthcare costs of $357,000 due to increased claims and higher medical costs and warranty costs of $260,000 due to estimates related to the higher sales volume and historical claim experience. In addition, depreciation expense increased $249,000 as a result of machinery and equipment purchased in 2007. As a percent of net sales, gross margins were 21.8% in 2007 and 23.4% in 2006 resulting in a decline of 160 basis points.

PART I — CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Selling, General, and Administrative Expenses (SG&A)

(Thousands of Dollars)	Three Months Ended
	September 30,

	2007	2006	$ Change	% Change

Selling, general, and administrative expenses (SG&A)	$8,342	$8,179	$163	2.0%
% of Net sales	11.2%	11.5%

The 2.0% increase in SG&A expenses is primarily due to increases in salaries and payroll taxes as a result of the filling of vacant positions and normal salary increases. The 30 basis points decrease in percentages of SG&A expenses in 2007 compared to 2006 was principally due to the additional sales volume.
Other Income

(Thousands of Dollars)	Three Months Ended
	September 30,

	2007	2006	$ Change	% Change

Other income	$575	$387	$188	48.6%
% of Net sales	0.8%	0.5%

The 48.6% increase in other income is principally due to increased interest income related to interest earned on higher cash balances on hand.
Net Income

(Thousands of Dollars)	Three Months Ended
	September 30,

	2007	2006	$ Change	% Change

Income before income taxes	$8,432	$8,772	$(340)	(3.9)%
% of Net sales	11.3%	12.4%
Income taxes	$2,957	$2,160	$797	36.9%
Effective tax rate	35.1%	24.6%
Net income	$5,475	$6,612	$(1,137)	(17.2)%
% of Net sales	7.3%	9.3%
Earnings per share	$0.41	$0.50	$(0.09)	(18.0)%

Income before income taxes for the third quarter 2007 was $8,432,000 compared to $8,772,000 for the same period in 2006, a decrease of $340,000 or 3.9%. Income taxes were $2,957,000 compared to $2,160,000 for the same period of 2006, an increase of $797,000 or 36.9%. The increase in the effective tax rate of 10.5 percentage points was primarily due to reductions in estimated state tax liabilities in 2006 and non-recurring federal research and development tax credits realized in 2006.

PART I — CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Net income for the third quarter 2007 was $5,475,000 compared to $6,612,000 for the same period in 2006, a decrease of $1,137,000 or 17.2%. As a percent of net sales, net income was 7.3% for 2007 and 9.3% for 2006. The Company had earnings per share of $0.41 for the quarter compared to $0.50 for the same period in 2006, a decrease of $0.09 per share.
Nine Months 2007 Compared to Nine Months 2006
Net Sales

(Thousands of Dollars)	Nine Months Ended
	September 30,

	2007	2006	$ Change	% Change

Net sales	$228,737	$205,825	$22,912	11.1%

The record sales for the nine months, representing an 11.1% increase over the nine months ended September 30, 2007, were principally due to sales of $14,000,000 as a result of pumps supplied by Patterson Pump Company, a wholly-owned subsidiary, for a flood control project in New Orleans, and increased product sales in the construction, rental, government and fire protection markets totaling approximately $10,000,000.
The record backlog at September 30, 2007 was $123,700,000 compared to the backlog of $84,400,000 at September 30, 2006, representing a 46.6% increase from a year ago and 13.0% higher than the backlog of $109,500,000 at December 31, 2006. The increase in the backlog is primarily due to increased orders of fabricated components for the power generation market and increased orders in the fire protection, government, and municipal markets.
Cost of Products Sold

(Thousands of Dollars)	Nine Months Ended
	September 30,

	2007	2006	$ Change	% Change

Cost of products sold	$178,306	$158,698	$19,608	12.4%
% of Net sales	78.0%	77.1%

The 12.4% increase in cost of products sold in the nine months ended September 30, 2007 compared to 2006 was primarily due to the product mix and higher sales volume, which resulted in increased cost of material of $15,900,000. Manufacturing costs included higher healthcare costs of $1,400,000 due to increased claims and higher medical costs. In addition, warranty costs increased $746,000 due to estimates related to sales volume and historical claim experience and depreciation expense increased $414,000 as a result of machinery and equipment purchased in 2007. Expenses related to the Company’s employee profit sharing plan increased $339,000 as a result of higher operating income. As a percent of net sales, gross margins were 22.0% in 2007 and 22.9% in 2006.

PART I — CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Selling, General, and Administrative Expenses (SG&A)

(Thousands of Dollars)	Nine Months Ended
	September 30,

	2007	2006	$ Change	% Change

Selling, general, and administrative expenses (SG&A)	$25,068	$23,928	$1,140	4.8%
% of Net sales	11.0%	11.6%

The 4.8% increase in SG&A expenses was principally due to increases in salaries and payroll taxes of $662,000 as a result of the filling of vacant positions and normal salary increases, and advertising expense of $248,000 related to participation in trade shows. The 60 basis points decrease in percentages of SG&A expenses in 2007 compared to 2006 was primarily due to the additional sales volume.
Other Income

(Thousands of Dollars)	Nine Months Ended
	September 30,

	2007	2006	$ Change	% Change

Other income	$1,643	$1,041	$602	57.8%
% of Net sales	0.7%	0.5%

The 57.8% increase in other income was primarily due to increased interest income related to interest earned on higher cash balances on hand.
Net Income

(Thousands of Dollars)	Nine Months Ended
	September 30,

	2007	2006	$ Change	% Change

Income before income taxes	$26,913	$24,203	$2,710	11.2%
% of Net sales	11.8%	11.8%
Income taxes	$9,808	$7,554	$2,254	29.8%
Effective tax rate	36.4%	31.2%
Net income	$17,105	$16,649	$456	2.7%
% of Net sales	7.5%	8.1%
Earnings per share	$1.28	$1.25	$0.03	2.4%

Income before income taxes for the nine months ended September 30, 2007 was $26,913,000 compared to $24,203,000 for the same period in 2006, an increase of $2,710,000 or 11.2%. Income taxes were $9,808,000 compared to $7,554,000 for the same period of 2006, an increase of $2,254,000 or 29.8%. The increase in the effective tax rate of 5.2 percentage points was primarily due to reductions in estimated state tax liabilities in 2006 and non-recurring federal research and development tax credits realized in 2006.

PART I — CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Record net income for the nine months ended September 30, 2007 was $17,105,000 compared to $16,649,000 for the same period in 2006, an increase of $456,000 or 2.7%. As a percent of net sales, net income was 7.5% in 2007 and 8.1% in 2006. The Company had record earnings per share of $1.28 for the nine months ended September 30, 2007 compared to $1.25 for the same period in 2006, an increase of $0.03 per share.
Liquidity and Sources of Capital
Cash provided by operating activities during the first nine months in 2007 was $27,698,000 compared to $19,423,000 for the same period in 2006, an increase of $8,275,000. The increase in cash provided by operating activities of $8,275,000 is principally due to an income tax refund of $1.0 million, the application of prepaid income tax to 2007 estimated taxes and increases of accounts receivable and accounts payable. These increases were partially offset by contributions made to the defined benefit pension plan of $4,824,000 and the application of FAS 158. The positive cash flow for the first nine months ended September 30, 2007 of $27,698,000 was primarily attributable to profits from operations, an income tax refund of $1.0 million and the application of prepaid income tax to 2007 estimated taxes.
Cash used for investing activities during the first nine months in 2007 was $13,224,000 compared to $7,038,000 for the same period in 2006, an increase of $6,186,000. Investing activities for the nine months ended September 30, 2007 of $13,224,000 primarily consisted of capital additions totaling $7,678,000, including $6,024,000 additions of machinery and equipment, cash used for the acquisition of Wavo Pompen B.V. of $3,693,000 and an increase in short-term investments of $1,380,000.
The Company has allocated $4,270,000 for site preparation and architectural and design engineering services regarding a future expansion of a manufacturing facility in Mansfield, Ohio. Expenditures of $1,546,000 have been incurred as of September 30, 2007. No date has been established to begin construction of the facility.
Financing activities consisted of payments for dividends, which were $4,810,000 and $4,488,000 for the nine months ended September 30, 2007 and 2006, respectively.
The Company continues to finance its capital expenditures and working capital requirements principally through internally generated funds, available unsecured lines of credit from several banks and proceeds from short-term investments. The ratio of current assets to current liabilities was 3.9 to 1 at September 30, 2007 and 4.2 to 1 at September 30, 2006.
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

PART I — CONTINUED
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. An evaluation was carried out under the supervision and with the participation of the Company’s Management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures did maintain effective internal control over financial reporting as of September 30, 2007.
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

ITEM 6. EXHIBITS
(a) Exhibits
Exhibits 3 and 4 (articles of incorporation) are incorporated herein by this reference from Exhibits (3) and (4) of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
Exhibits 3, 4 and 10 (by-laws; instruments defining the rights of security holders, including indentures; and material contracts) are incorporated herein by this reference from Exhibits (3), (4) and (10) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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
Date: November 2, 2007

By:	/s/Judith L. Sovine
Judith L. Sovine
Corporate Treasurer

By:	/s/Robert E. Kirkendall
Robert E. Kirkendall
Senior Vice President and Chief Financial Officer