Form 10-K
period 2007-12-31
GORMAN RUPP CO
filed 2008-03-10
CIK 42682

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Yes ☑      No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
State the aggregate market value of the voting common equity held by non-affiliates of the Registrant. The aggregate market value is computed by reference to the price at which the common equity was sold as of June 30, 2007. $247,341,299
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of March 1, 2008.
Common Shares, without par value—16,703,035
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2007 Annual Report to Shareholders incorporated by reference into Part II (Items 5-9B).
Portions of Notice of 2008 Annual Meeting of Shareholders and related Proxy Statement incorporated by reference into Part III (Items 10-14).
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
PRODUCTS
The principal products of the Company are pumps and fluid control products. (The Company operates principally in one business segment, the manufacture and sale of pumps and related fluid control equipment.) The following table sets forth, for the years 2005 through 2007, the total net sales, income before income taxes and identifiable assets ($000 omitted) of the Company.

	2007	2006	2005
Net Sales	$305,562	$270,910	$231,249
Income Before Income Taxes	35,383	27,726	17,138
Identifiable Assets	211,534	187,540	179,541
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
ACQUISITIONS
On April 2, 2007, The Gorman-Rupp International Company (a wholly-owned subsidiary of the Company) acquired a 90% controlling interest in Wavo Pompen B.V. in The Netherlands, which was subsequently renamed Gorman-Rupp Europe B.V. The addition of the pump line will complement and expand the Gorman-Rupp family of pumps currently offered in international markets.

PART I—Continued
ITEM 1. BUSINESS—Continued
MARKETING
Except for government and export sales, the Company’s pumps are marketed in the United States and Canada through a network of about 1,000 distributors, through manufacturers’ representatives (for sales to many original equipment manufacturers), through third-party distributor catalogs, and by direct sales. The Company is continuously seeking alliances to further enhance marketing opportunities. Government sales are handled directly by the Company; and export sales are made primarily through foreign distributors and representatives. During 2007, 2006 and 2005, there were no shipments to any single customer that exceeded 10% of total net sales.
Over the last twelve years, Gorman-Rupp has actively pursued international business opportunities by, among other efforts, opening facilities outside North America. In 1996, the Company established an office in Greece to improve access to Middle East and European markets. In 1998, Patterson Pump Company’s majority-owned subsidiary, Patterson Pump Ireland Limited, started the assembly of pumps in Ireland to better serve the European market. (In March 2002, Patterson Pump Company acquired the balance of the equity interest in Patterson Pump Ireland Limited.) In January 2002, the Mansfield Division opened a warehouse near Leeuwarden, The Netherlands to further enhance marketing opportunities in Europe. In April 2007, the Company’s wholly owned subsidiary, The Gorman-Rupp International Company, purchased a 90% controlling equity interest in Wavo Pompen B.V. located in The Netherlands, which was subsequently renamed Gorman-Rupp Europe B.V. During 2006, the Company began shipping pumps from a leased warehouse in Bangkok, Thailand principally to its Asian customers. The Company’s foreign operations do not involve material market risks due to their small size, both individually and collectively.
As a result of this active pursuit of international business, approximately $88.1 million of 2007 sales were made to customers in over 100 nations outside the United States, as compared to $82.4 million in 2006 and $59.6 million in 2005. International sales represented 29%, 30% and 26% of total sales in 2007, 2006 and 2005, respectively. No sales made to customers in any one foreign country amounted to more than 5% of total sales during 2007; however in 2006, sales to customers in Kuwait represented 7% of total sales. The Company continues its efforts to penetrate international markets principally by its aggressive response to worldwide pumping needs.
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

PART I—Continued
ITEM 1. BUSINESS—Continued
PURCHASING AND PRODUCTION
Virtually all materials, supplies, components and accessories used by the Company in the fabrication of its products, including all castings (for which most patterns are made and owned by the Company), structural steel, bar stock, motors, solenoids, engines, seals, and plastic and elastomeric components are purchased by the Company from other suppliers and manufacturers. No purchases are made under long-term contracts and the Company is not dependent upon a single source for any materials, supplies, components or accessories which are of material importance to its business.
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
OTHER ASPECTS
As of December 31, 2007, the Company employed approximately 1,065 persons, of whom approximately 649 were hourly employees. The Company has no collective bargaining agreements, has never experienced a strike and considers its labor relations to be satisfactory.
Although the Company owns a number of patents, and several of them are important to its business, Gorman-Rupp believes that the business of the Company is not materially dependent upon any one or more patents. The Company’s patents, trademarks and other intellectual property are adequate for its business purposes.
The backlog of orders at December 31, 2007 was valued at $116.4 million compared to $109.5 million at December 31, 2006. Over 97% of the Company’s backlog of unfilled orders is scheduled to be shipped during 2008, with the remainder during 2009. The original equipment market, fire protection market and municipal market represent 40%, 20% and 20%, respectively of the total order backlog at December 31, 2007.
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

PART I—Continued
ITEM 1. BUSINESS—Continued
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
All of the production operations of the Company are conducted at its plants located in Mansfield and Bellville, Ohio; Toccoa, Georgia; Royersford, Pennsylvania; St. Thomas, Ontario, Canada; County Westmeath, Ireland; and Leeuwarden, The Netherlands. All of these properties, except the plants in Leeuwarden, The Netherlands and County Westmeath, Ireland are owned in fee without any material encumbrance. The Company similarly owns a facility in Sparks, Nevada comprising a training center and warehouse, and a former production plant in Oklahoma now used for warehousing and office space. In addition, the Company leases warehouse facilities in Bangkok, Thailand and Culomberg, The Netherlands to house pumps and pump parts. The Company’s various production facilities and warehouses are described below in more detail.

PART I—Continued

ITEM 2.	PROPERTIES—Continued

		Company
	Square	Operation
Location	Footage	Start Date	Description of Production Activity
Mansfield, Ohio	238,000	1947	Assembly, Warehousing and Office (1)
	134,200	1968	Assembly, Warehousing and Office (2)
	11,500	1979	Training, Personnel and Advertising
	83,500	1983	Warehousing (3)
	360,000	2000	Machining, Assembly and Warehousing (4)

Bellville, Ohio	93,200	1953	Assembly, Warehousing and Office (5)

Toccoa, Georgia	171,750	1988	Manufacturing, Warehousing and Office (6)
	31,800	2006	Assembly and Warehousing (7)

St. Thomas, Ontario, Canada	52,600	1960	Manufacturing, Warehousing and Office (8)

County Westmeath, Ireland	10,000	1998	Manufacturing (9)

Royersford, Pennsylvania	78,400	2002	Manufacturing, Warehousing and Office (10)
	43,100	2002	Warehousing (11)

Sand Springs, Oklahoma	28,200	1977	Warehousing and Office (12)

Leeuwarden, The Netherlands	16,210	2002	Warehousing (13)
	10,193	2007	Assembly, Warehousing and Office (14)

Culomberg, The Netherlands	10,150	2007	Warehousing and Office (15)
	2,691	2007	Warehousing (16)

Sparks, Nevada	26,000	1972	Warehousing (17)

Bangkok, Thailand	3,000	2006	Warehousing (18)

(1)	The original production plant, located on a 26 acre site, was built in 1917 and has been expanded on several occasions, the latest in 1973.

(2)	This facility, also situated on the foregoing 26 acre site, has been frequently expanded, most recently in 1994 and includes a modern testing facility.

(3)	This facility was built in 1920 and is located on 3.4 acres adjacent to the Company’s 26 acre site. This facility was renovated in 1983.

(4)	In 1997, the Company purchased 90 acres of undeveloped land near the Mansfield Lahm Airport for future expansion and consolidation of facilities for the Mansfield Division and the Corporate Office. In 1998, design work and site preparation began on the new consolidated facilities project. In 2000, the first phase of the manufacturing and warehousing facility was completed, and the machining, weld and fabrication operations of the Mansfield Division were relocated to this facility. Planning for the second phase began in 2006, with design work and site preparation underway in 2007. No date has, however, been established to begin construction.

PART I—Continued

ITEM 2.	PROPERTIES—Continued

(5)	This facility, which comprises the production operations of the Industries Division, is situated on an 8.5 acre site. The initial portion of this plant was built in 1953 and has been expanded on several occasions, most recently in 1973-74.

(6)	This facility, which supports Patterson Pump Company, is situated on a 31 acre site. Between 1989 and 2000, the facility was expanded on several occasions, including the addition of a modern 400,000 gallon testing facility and office.

(7)	This newly constructed facility adjacent to the current plant is operated by Patterson Pump Company and is utilized for light manufacturing and inventory warehousing purposes.

(8)	The plant in St. Thomas, Ontario is operated by Gorman-Rupp of Canada, Ltd. It is situated on an 11 acre site and has undergone a number of expansions since it was established in 1960, the latest being completed in 1998.

(9)	This leased manufacturing facility is occupied by Patterson Pump Ireland Limited and consists of 8,000 square feet of manufacturing space and 2,000 square feet of office space. The lease is for a 20 year term ending March 31, 2022, with certain lease termination options throughout the time period.

(10)	This facility supports the operations of American Machine and Tool Co., Inc. of Pennsylvania. It is located on a 3.25 acre site and has undergone a number of expansions since it was established in 1962.

(11)	This facility also supports the operations of American Machine and Tool Co., Inc. of Pennsylvania. It is located on a 2.2 acre site and has undergone two expansions since it was established in 1982. Ten thousand square feet of this facility is leased to an unrelated company under a 60 month agreement ending April 1, 2009.

(12)	The Oklahoma facility is located on 4.5 acres of land. Originally built in 1973, the facility was expanded four times between 1978 and 1991. In 1980, a contiguous parcel of two acres of undeveloped land was purchased for future needs. Starting in 1977, this plant comprised the Company’s Ramparts Division (manufacturer of chemical pumps). In 2003, the Ramparts Division was integrated into the Mansfield Division and manufacturing operations were relocated to Mansfield, Ohio.

(13)	This leased warehousing facility near Leeuwarden, The Netherlands is used by Gorman-Rupp Europe B.V. for storage of product, and by the Mansfield Division as a warehouse for distributing product principally to European customers. The ending date for the lease agreement is December 31, 2012.

(14)	This leased warehousing facility near Leeuwarden, The Netherlands is used by Gorman-Rupp Europe B.V. for office facilities, the assembly of pumps and the storage of product. The ending date for the lease agreement is December 31, 2012.

(15)	This leased warehousing facility in Culomberg, The Netherlands is used by Gorman-Rupp Europe B.V. for storage of product. The ending date for the lease agreement is December 31, 2012.

(16)	This leased warehousing facility in Culomberg, The Netherlands is used by Gorman-Rupp Europe B.V. for storage of product. The ending date for the lease agreement is July 31, 2012.

(17)	The Sparks facility consists of office and warehouse space. The Company utilizes 13,000 square feet of the facility, and 13,000 square feet is leased on a month to month basis to an unrelated party.

(18)	This leased warehousing facility is used by the Mansfield Division for distributing product principally to customers in Asia. The lease is on a month to month basis.
Gorman-Rupp considers its plants, machinery and equipment to be well maintained, in good operating condition and adequate for the present uses and business requirements of the Company.

PART I—Continued

ITEM 3.	LEGAL PROCEEDINGS
Numerous business entities in the pump and fluid-handling industries, as well as a multitude of companies in many other industries, continue to be targeted in a series of lawsuits in several jurisdictions by various individuals seeking redress to claimed injury as a result of the entities’ alleged use of asbestos in their products. The Company and three of its subsidiaries remain drawn into this mass-scaled litigation, typically as one of hundreds of co-defendants in a particular proceeding. (The vast majority of these cases are against Patterson Pump Company.) The allegations in the lawsuits involving the Company and/or its subsidiaries are vague, general and speculative, and most cases have not advanced beyond the early stage of discovery. In certain situations, the plaintiffs have voluntarily dismissed the Company and/or its subsidiaries from some of the lawsuits after the plaintiffs have acknowledged that there is no basis for their claims. In other situations, the Company and/or its subsidiaries have been dismissed from some of the lawsuits as a result of court rulings in favor of motions to dismiss and/or motions for summary judgment. In eleven cases, the Company and/or its subsidiaries have entered into nominal economic settlements recommended and paid for by insurers, coupled with dismissal of the lawsuits. Insurers of the Company have engaged legal counsel to represent the Company and its subsidiaries and to protect their interests.
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

			Date
			Elected to
Name	Age	Office	Position

James C. Gorman	83	Chairman	1989

Jeffrey S. Gorman	55	President and Chief Executive Officer	1998

Robert E. Kirkendall	65	Senior Vice President, Chief Financial Officer and Assistant Corporate Secretary	2003

William D. Danuloff	60	Vice President and Chief Information Officer	2005

Judith L. Sovine	63	Treasurer	2001

David P. Emmens	59	Corporate Counsel and Corporate Secretary	2002

Lee A. Wilkins	53	Vice President Human Resources	2006
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
Attention is directed to the section “Ranges of Stock Prices” and the data immediately below pertaining to the shareholder information reported by the Transfer Agent and Registrar on page 52 in the Company’s 2007 Annual Report to Shareholders, which is incorporated herein by this reference.
Attention is also directed to the section “Shareholder Return Performance Presentation” on page 52 in the Company’s 2007 annual report to shareholders, which is incorporated herein by this reference.
None of the Company’s Common Shares were sold by the Company during the period covered by this Form 10-K that were not registered under the Securities Act of 1933.
The Company did not repurchase any of its Common Shares during the fourth quarter of the period covered by this Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA
Attention is directed to the section “Eleven Year Summary of Selected Financial Data” on pages 48 and 49 in the Company’s 2007 Annual Report to Shareholders, which is incorporated herein by this reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Attention is directed to the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 40-45, and to the “Safe Harbor Statement” on page 53, in the Company’s 2007 Annual Report to Shareholders, which are incorporated herein by this reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Attention is directed to the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 40-45, and to the “Safe Harbor Statement” on page 53, in the Company’s 2007 Annual Report to Shareholders, which are incorporated herein by this reference. The Company’s foreign operations do not involve material market risks due to their small size, both individually and collectively. As indicated in paragraph 1 on page 43 referenced above, the Company has no material market risk exposures required to be reported by Item 305 of Regulation S-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Attention is directed to the Company’s consolidated financial statements, the notes thereto and the report of the independent registered public accounting firm thereon on pages 26-39, and to the section “Summary of Quarterly Results of Operations” on pages 48 and 49, in the Company’s 2007 Annual Report to Shareholders, which are incorporated herein by this reference.

PART II—Continued

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
The Company has not changed its independent public accountants and there have been no reportable disagreements with such accountants regarding accounting principles or practices or financial disclosure matters.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. An evaluation was carried out under the supervision and with the participation of the Company’s Management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures maintained effective internal control over financial reporting as of December 31, 2007.
Management’s Report on Internal Control Over Financial Reporting
There were no material weaknesses identified at any Division or Subsidiary of the Company during 2007. The 2007 Report of Management on Internal Control Over Financial Reporting and the related Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting are incorporated herein by this reference from pages 46 and 47 of the Company’s 2007 Annual Report to Shareholders.
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

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
With respect to Directors, attention is directed to the sections “Election of Directors”, “Board of Directors and Directors’ Committees” and “Audit Review Committee Report” in the Company’s definitive Notice of 2008 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.
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
Attention is directed to the sections “Board of Directors and Directors’ Committees”, “Executive Compensation”, “Compensation Discussion and Analysis”, “Pension Benefits” and “Compensation Committee Report” in the Company’s definitive Notice of 2008 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Attention is directed to the sections “Principal Shareholders”, “Election of Directors” and “Shareholdings by Named Executive Officers” in the Company’s definitive Notice of 2008 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.
On May 22, 1997, the Company’s Board of Directors adopted a Non-Employee Directors’ Compensation Plan. This Plan became effective without shareholder approval and constitutes the Company’s only equity compensation plan. The Plan provides (originally through 2006) for share compensation for regular services performed by each of the Company’s non-employee Directors. In addition to cash compensation, non-employee Directors receive an automatic award of 500 Common Shares (from the Company’s treasury) on each July 1. On July 27, 2006, the Company’s Board of Directors adopted a resolution extending the Non-Employee Directors’ Compensation plan for an additional term until the earlier of (i) May 21, 2017, (ii) at such time as all of the Company’s Common Shares authorized for award under the Plan and registered under Form S-8 Registration Statement No. 333-30159 shall have been awarded and issued, (iii) at such time as the Company deregisters any Common Shares not issued under the foregoing Registration Statement, or (iv) at such time as the Plan is terminated by action of the Board of Directors. The number of Common Shares which may be awarded under the Plan cannot exceed 50,000, subject to certain conditions (e.g. stock splits, stock dividends).

PART III—Continued

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS—Continued
As of December 31, 2007, 31,500 Common Shares had been issued to non-employee Directors and 40,585 Common Shares remained available for future issuance. (6,875 Common Shares were added as a result of the 5 for 4 stock split effective September 10, 2004; 7,093 Common Shares were added as a result of the 5 for 4 stock split effective December 8, 2006; and 8,117 Common Shares were added as a result of the 5 for 4 stock split effective December 10, 2007). No options, warrants or rights are available for issuance under the Plan. Attention is directed to the section “Board of Directors and Directors’ Committees” in the Company’s definitive Notice of 2008 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which is incorporated herein by this reference.
EQUITY COMPENSATION PLAN INFORMATION

Number of securities
	to be issued upon	Weighted average
	exercise of outstanding	exercise price of	Number of securities
	options, warrants and	outstanding options,	remaining available
Plan Category	rights	warrants and rights	for future issuance
Non-Employee Directors’ Compensation Plan (not approved by shareholders)	-0-	$ -0-	40,585

Equity compensation plans approved by shareholders	—	—	—

Total	-0-	$ -0-	40,585

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Attention is directed to the section “Board of Directors and Directors’ Committees” in the Company’s definitive Notice of 2008 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which is incorporated herein by this reference.
The Company has no relationships or transactions required to be reported by Item 404 of Regulation S-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Attention is directed to the section “Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive Notice of 2008 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which is incorporated herein by this reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this report:
1.	Financial Statements

With respect to the audited consolidated financial statements of the Registrant and its subsidiaries, the following documents have been incorporated by reference into this report:
(i)	Consolidated balance sheets—December 31, 2007 and 2006

(ii)	Consolidated statements of income—Years ended

December 31, 2007, 2006 and 2005

(iii)	Consolidated statements of shareholders’ equity—Years ended

December 31, 2007, 2006 and 2005

(iv)	Consolidated statements of cash flows—Years ended

December 31, 2007, 2006 and 2005

(v)	Notes to consolidated financial statements

(vi)	2007 Report of independent registered public accounting firm on consolidated financial statements

(vii)	2007 Report of management on internal control over financial reporting

(viii)	2007 Report of independent registered public accounting firm on internal control over financial reporting
2.	Financial Statement Schedules

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
Date: March 10, 2008

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
March 10, 2008

By:	/s/ DAVID P. EMMENS David P. Emmens Attorney-In-Fact

ANNUAL REPORT ON FORM 10-K
THE GORMAN-RUPP COMPANY
For the Year Ended December 31, 2007

EXHIBIT INDEX		pg.no.
	EXHIBIT

(3) (4)	Amended Articles of Incorporation, as amended	*

(3) (4)	Regulations	*

(10) (a)	Form of Indemnification Agreement between the Company and its Directors and Officers	*	*

(10) (b)	Non-Employee Directors’ Compensation Plan	*	**

(13)	Incorporated Portions of 2007 Annual Report to Shareholders	18

(14)	Code of Ethics	44

(21)	Subsidiaries of the Company	47

(23)	Consent of Independent Registered Public Accounting Firm	48

(24)	Powers of Attorney	49

(31) (a)	Certification of Chief Executive Officer (Section 302 of the Sarbanes-Oxley Act of 2002)	52

(31) (b)	Certification of Chief Financial Officer (Section 302 of the Sarbanes-Oxley Act of 2002)	54

(32)	Certification Pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	56

*	Incorporated herein by this reference from Exhibit (3) (4) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

**	Incorporated herein by this reference from Exhibit (10) (a) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

***	Incorporated herein by this reference from Exhibit (10) (b) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.