Form 10-Q
period 2008-03-31
GORMAN RUPP CO
filed 2008-05-05
CIK 42682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Common shares, without par value, outstanding at March 31, 2008. 16,703,035
*****************

The Gorman-Rupp Company and Subsidiaries
Three Months Ended March 31, 2008 and 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Statements of Income -Three months ended March 31, 2008 and 2007
Condensed Consolidated Balance Sheets -March 31, 2008 and December 31, 2007
Condensed Consolidated Statements of Cash Flows -Three months ended March 31, 2008 and 2007
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures

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
EX-32

PART I. FINANCIAL INFORMATION
ITEM 1—FINANCIAL STATEMENTS (UNAUDITED)
THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(Thousands of dollars, except per share amounts)	2008	2007
Net sales	$81,434	$74,461
Cost of products sold	61,590	58,396

Gross profit	19,844	16,065

Selling, general and administrative expenses	9,499	8,440

Operating income	10,345	7,625

Other income	616	429

Other expense	(73)	(11)

Income before income taxes	10,888	8,043

Income taxes	3,736	2,951

Net income	$7,152	$5,092

Basic and diluted earnings per share	$0.43	$0.30

Dividends paid per share	$0.100	$0.096

Average shares outstanding	16,703,035	16,700,005
Shares outstanding and per share data reflect the 5 for 4 stock split effective December 10, 2007.
See notes to condensed consolidated financial statements.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	March 31,	December 31,
(Thousands of dollars)	2008	2007
Assets

Current assets:

Cash and cash equivalents	$26,424	$24,604
Short-term investments	5,406	5,586
Accounts receivable — net	47,570	47,256
Inventories — net	55,608	53,223
Deferred income taxes and other current assets	4,157	4,619

Total current assets	139,165	135,288

Property, plant and equipment	157,197	155,379
Less allowances for depreciation	96,940	95,409

Property, plant and equipment — net	60,257	59,970

Deferred income taxes and other assets	16,819	16,276

Total assets	$216,241	$211,534

Liabilities and shareholders’ equity

Current liabilities:

Accounts payable	$11,225	$14,162
Payrolls and related liabilities	6,534	7,122
Accrued expenses	15,142	12,197

Total current liabilities	32,901	33,481

Income taxes payable	823	823
Postretirement benefits	26,909	26,661
Deferred income taxes	436	609

Total liabilities	61,069	61,574

Minority interest	591	520

Shareholders’ equity
Common shares, without par value:
Authorized - 35,000,000 shares Outstanding - 16,703,035 shares in 2008 and 2007 (after deducting treasury shares of 609,183 in 2008 and 2007) at stated capital amount	5,098	5,098

Retained earnings	156,950	151,467
Accumulated other comprehensive loss	(7,467)	(7,125)

Total shareholders’ equity	154,581	149,440

Total liabilities and shareholders’ equity	$216,241	$211,534

Shares outstanding reflect the 5 for 4 stock split effective December 10, 2007.
See notes to condensed consolidated financial statements.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
(Thousands of dollars)	2008	2007
Cash flows from operating activities:

Net income	$7,152	$5,092
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,935	1,694
Changes in operating assets and liabilities	(3,668)	3,600

Net cash provided by operating activities	5,419	10,386

Cash flows from investing activities:

Capital additions, net	(2,053)	(1,567)
Change in short-term investments	179	(42)

Net cash used for investing activities	(1,874)	(1,609)

Cash flows from financing activities:

Net cash used for financing activities, cash dividends	(1,670)	(1,603)

Effect of exchange rate changes on cash	(55)	55

Net increase in cash and cash equivalents	1,820	7,229

Cash and cash equivalents:
Beginning of year	24,604	12,654

March 31,	$26,424	$19,883

See notes to condensed consolidated financial statements.

PART I
ITEM 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE A — BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of the Company and it’s wholly and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
NEW ACCOUNTING PRONOUNCEMENTS
The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109 (FIN 48) January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
In September, 2006 the FASB issued FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (FAS 158), which was adopted for the fiscal year ending December 31, 2006. FAS 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their consolidated financial statements.
In September, 2006 the FASB issued FAS No. 157, Fair Value Measurements (FAS 157) which provides guidance for using fair value to measure assets and liabilities. FAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. FAS 157, as originally issued, was effective for fiscal years beginning after November 15, 2007 and was adopted by the Company on January 1, 2008. There will be no impact on its consolidated financial position or results of operations.
In February, 2007 the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of SFAS 115, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses arising subsequent to adoption are reported in earnings. SFAS 159 is effective for the Company in fiscal 2008. The Company adopted this statement as of January 1, 2008 and elected not to apply the fair value to any of its financial instruments.

PART I — CONTINUED
ITEM 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
NOTE A — BASIS OF PRESENTATION OF FINANCIAL STATEMENTS — CONTINUED
In December, 2007 the FASB issued FAS No. 141(R), Business Combinations (FAS 141(R)). FAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquired company and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective for business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the impact to be material on its consolidated financial position or results of operations.
In December, 2007 the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (FAS 160), an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements (ARB 51). FAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. FAS 160 is effective for fiscal years beginning after December 15, 2008. The Company plans to adopt FAS 160 beginning in the first quarter of fiscal 2009. The Company does not expect the impact to be material on its consolidated financial position or results of operations.
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
The major components of inventories are as follows: (net of LIFO reserves)

	March 31,	December 31,
(Thousands of dollars)	2008	2007

Raw materials and in-process	$30,866	$27,917
Finished parts	20,916	21,348
Finished products	3,826	3,958

Total inventories	$55,608	$53,223

PART I — CONTINUED
ITEM 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
NOTE C — PRODUCT WARRANTIES
A liability is established for estimated future warranty and service claims based on historical claims experience, specific product failures and sales volume. The Company expenses warranty costs directly to cost of products sold. Changes in the Company’s product warranty liability are as follows:

	Three Months Ended
	March 31,
(Thousands of dollars)	2008	2007

Balance at beginning of year	$1,682	$1,216
Warranty costs	683	388
Settlements	(541)	(426)

Balance at end of quarter	$1,824	$1,178

NOTE D — COMPREHENSIVE INCOME
Comprehensive income and its components, net of tax, are as follows:

	Three Months Ended
	March 31,
(Thousands of dollars)	2008	2007

Net income	$7,152	$5,092
Changes in cumulative foreign currency translation adjustment	25	55
Pension benefit adjustments	(367)	(1)

Total comprehensive income	$6,810	$5,146

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
The amount of unrecognized tax benefits as of January 1, 2008 was $997,000. That amount includes $794,000 of unrecognized tax benefits which, if ultimately recognized, will reduce the Company’s annual effective tax rate.

PART I — CONTINUED
ITEM 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
NOTE E — INCOME TAXES — CONTINUED
At March 31, 2008 the balance of unrecognized tax benefits had decreased to approximately $994,000. The decrease in the current quarter is related to a $92,000 settlement with state taxing authorities and a $89,000 increase in prior period tax positions. The March 31, 2008 balance of unrecognized tax benefits includes $799,000 of unrecognized tax benefits which, if ultimately realized, will reduce the Company’s annual effective tax rate.
The Company has entered into Voluntary Disclosure programs with several state income taxing jurisdictions. The Company has recorded unrecognized tax benefits of approximately $22,000 related primarily to income tax filing issues with these states. The Company anticipates that the resolution of these unrecognized tax benefits will occur within the next 12 months. Additionally, the statute of limitations in several jurisdictions will expire in the next 12 months. The Company has unrecognized tax benefits of $67,000, which would be recognized if the statute of limitations expires without the relevant taxing authority examining the applicable returns.
The effective tax rate for the three months ending March 31, 2008 was 34.3% compared to 36.7% in 2007, a reduction of 2.4 percentage points. This decline was due to a deferred tax benefit of $170,000 recorded in 2008, and a lower effective foreign tax rate due to the inclusion of Gorman-Rupp Europe B.V. in 2008, that was acquired in the second quarter of 2007.
The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2004.
The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense for all periods presented. The Company had accrued approximately $154,000 for the payment of interest and penalties at January 1, 2008. An additional accrual of interest and penalties of approximately $23,000 was recorded for the three months ended March 31, 2008.
NOTE F — PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company sponsors a defined benefit pension plan covering substantially all employees. Additionally, the Company sponsors a defined contribution pension plan at one location not participating in the defined benefit pension plan. A 401(k) plan that includes a partial Company match is also available. The Company also sponsors a non-contributory defined benefit health care plan that provides health benefits to substantially all retirees and their spouses. (See Note F – Pensions and Other Postretirement Benefits for the year ended December 31, 2007 included in the Form 10-K.)
For substantially all United States employees hired after January 1, 2008, an enhanced 401(k) plan is available instead of the Company’s defined benefit pension plan. Benefits are based on age and years of service. Employees hired prior to January 1, 2008 are not affected by the change.

PART I — CONTINUED
ITEM 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
NOTE F — PENSION AND OTHER POSTRETIREMENT BENEFITS — CONTINUED
The following table presents the components of net periodic benefit cost:

	Pension Benefits		Postretirement Benefits

	Three Months Ended		Three Months Ended
	March 31,		March 31,

(Thousands of dollars)	2008	2007	2008	2007

Service cost	$659	$581	$298	$313
Interest cost	764	669	416	402
Expected return on plan assets	(1,048)	(855)	—	—
Amortization of loss	170	234	—	—

Benefit cost	$545	$629	$714	$715

NOTE G — SUBSEQUENT EVENT
The Company announced its intention to continue its development of Phase II of the Mansfield, Ohio facilities consolidation and expansion plans. The expansion will include the addition of a 390,500 square foot manufacturing, testing and warehousing facility and a 70,000 square foot customer center and office facility. Construction is expected to begin in 2008 and completion is projected by the close of 2009. Upon completion, the combined Phase I and Phase II projects will consist of a 756,100 square foot consolidated manufacturing facility. The expansion is expected to provide additional capacity and improve efficiencies to accommodate increasing sales growth. Projected cost of the expansion is $52.2 million, which is in addition to the $5.8 million previously approved for engineering design and site development. The Company currently anticipates that this expansion will be funded by cash on hand, operating cash flow, and borrowing capacity.
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
First Quarter 2008 Compared to First Quarter 2007
Net Sales

	Three Months Ended
	March 31,

(Thousands of Dollars)	2008	2007	$ Change	% Change

Net sales	$81,434	$74,461	$6,973	9.4%

The Company had record net sales in the first quarter of $81,434,000, representing a 9.4% increase from the first quarter of 2007. The increase in net sales for the first quarter of 2008 was partially due to increased international sales of $2.9 million, which included Gorman-Rupp Europe B.V. that was acquired in the second quarter of 2007. Additional strength in sales was due to increased fire protection pump sales of $2.9 million and increased fabricated component sales of $800,000 from the Company’s Patterson Pump Company subsidiary, which more than offset the reduction of $2.9 million in custom pump revenues for a flood control project recorded in the first quarter of 2007. Sales of valves and integrated systems also increased $2.3 million at Patterson.
Cost of Products Sold

	Three Months Ended
	March 31,

(Thousands of Dollars)	2008	2007	$ Change	% Change

Cost of products sold	$61,590	$58,396	$3,194	5.5%
% of Net sales	75.6%	78.4%

The 5.5% increase in cost of products sold in the first quarter of 2008 compared to 2007 was primarily due to the higher sales volume, which resulted in increased material costs of $2,685,000. Manufacturing costs included decreases in healthcare costs of $693,000 due to reduced claims experience and a subrogation settlement of $300,000 received from a third party carrier. As a percent of net sales, cost of sales were 75.6% in 2008 and 78.4% in 2007, with the reduction in cost of sales as a percent of net sales due primarily to product mix, increased operating leverage on sales volume and the addition of Gorman-Rupp Europe B.V. in the current quarter.

PART I — CONTINUED
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Selling, General, and Administrative Expenses (SG&A)

	Three Months Ended
	March 31,

(Thousands of Dollars)	2008	2007	$ Change	% Change

Selling, general, and administrative expenses (SG&A)	$9,499	$8,440	$1,059	12.5%
% of Net sales	11.7%	11.3%

The 12.5% increase in SG&A expenses is partially due to increased advertising costs of $208,000 related to the CON-EXPO trade show held every three years. Salaries and payroll taxes increased $200,000 as a result of the filling of positions and normal compensation increases, and professional services increased $139,000. Profit sharing expense increased $252,000 due to higher operating income.
Other Income

	Three Months Ended
	March 31,

(Thousands of Dollars)	2008	2007	$ Change	% Change

Other income	$616	$429	$187	43.6%
% of Net sales	0.8%	0.6%

The 43.6% increase in other income is principally due to increased gains on currency exchange and gain on disposal of fixed assets.
Net Income

	Three Months Ended
	March 31,

(Thousands of Dollars)	2008	2007	$ Change	% Change

Income before income taxes	$10,888	$8,043	$2,845	35.4%
% of Net sales	13.4%	10.8%

Income taxes	$3,736	$2,951	$785	26.6%
Effective tax rate	34.3%	36.7%

Net income	$7,152	$5,092	$2,060	40.5%
% of Net sales	8.8%	6.8%

Earnings per share	$0.43	$0.30	$0.13	43.3%

The decline in the effective tax rate to 34.3% in 2008 from 36.7% in 2007 was due to a deferred tax benefit of $170,000 recorded in 2008, and a lower effective foreign tax rate due to the inclusion of Gorman-Rupp Europe B.V. in 2008, that was acquired in the second quarter of 2007.

PART I — CONTINUED
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
The Company had earnings per share of $0.43 for the quarter compared to $0.30 for the same period in 2007, an increase of $0.13 per share, restated to reflect the five-for-four stock split distributed December 10, 2007.
Liquidity and Sources of Capital
Cash provided by operating activities during the first three months in 2008 was $5,419,000 compared to $10,386,000 for the same period in 2007, a decrease of $4,967,000. The decrease in cash provided by operating activities is principally due to an increase in inventories to support future sales and higher accounts receivable balances related to the record shipments. The positive cash flow for the first three months ended March 31, 2008 of $1,820,000 was primarily attributable to increased profits from operations.
Cash used for investing activities during the first three months in 2008 was $1,874,000 compared to $1,609,000 for the same period in 2007, an increase of $265,000. Investing activities for the three months ended March 31, 2008 of $1,874,000 primarily consisted of capital additions totaling $2,053,000 and a decrease in short-term investments of $179,000.
Continuing the Company’s development of the Mansfield, Ohio facilities, the Board of Directors approved the Phase II consolidation and expansion plans. Projected cost of the expansion is $52.2 million, which is in addition to $5.8 million previously approved for engineering design and site development. Construction of the Phase II project is expected to begin during 2008. The Company anticipates that the expansion will be funded by cash on-hand, operating cash flow and borrowing capacity.
Financing activities consisted of payments for dividends, which were $1,670,000 and $1,603,000 for the three months ended March 31, 2008 and 2007, respectively.
The Company continues to finance its capital expenditures and working capital requirements principally through internally generated funds, available unsecured lines of credit and proceeds from short-term investments. The ratio of current assets to current liabilities was 4.2 to 1 at March 31, 2008 and 4.0 to 1 at March 31, 2007.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK
The Company’s foreign operations do not involve material risks due to their relative size, both individually and collectively. The Company is not exposed to material market risks as a result of its export sales or operations outside of the United States. Export sales are denominated predominately in U.S. dollars and made on open account or under letters of credit.

PART I — CONTINUED
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. An evaluation was carried out under the supervision and with the participation of the Company’s Management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures did maintain effective internal control over financial reporting as of March 31, 2008.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s disclosure controls and procedures that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Subsequent to the date of the evaluation, there have been no significant changes in the Company’s disclosure controls and procedures that could significantly affect the Company’s internal control over financial reporting.
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There are no material changes from the legal proceedings previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
ITEM 1A. RISK FACTORS
There are no material changes from the risk factors previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

Date: May 5, 2008	The Gorman-Rupp Company (Registrant)
	By:	/s/ Judith L. Sovine
Judith L. Sovine
Corporate Treasurer

By:	/s/ Robert E. Kirkendall
Robert E. Kirkendall
Senior Vice President and Chief Financial Officer