Form 10-Q
period 2008-06-30
GORMAN RUPP CO
filed 2008-07-25
CIK 42682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
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
Registrant’s telephone number, including area code (419) 755-1011
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
Common shares, without par value, outstanding at June 30, 2008. 16,703,035

*****************

The Gorman-Rupp Company and Subsidiaries
Three and Six Months Ended June 30, 2008 and 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Statements of Income
-Three months ended June 30, 2008 and 2007
-Six months ended June 30, 2008 and 2007

Condensed Consolidated Balance Sheets
-June 30, 2008 and December 31, 2007

Condensed Consolidated Statements of Cash Flows
-Six months ended June 30, 2008 and 2007

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

EX-10 Material Contracts

EX-31.1 302 CEO Certification

EX-31.2 302 CFO Certification

EX-32 Section 1350 CEO and CFO Certifications
EX-31.1
EX-31.2
EX-32

PART I. FINANCIAL INFORMATION
ITEM 1—FINANCIAL STATEMENTS (UNAUDITED)
THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Thousands of dollars, except per share amounts)	2008	2007	2008	2007
Net sales	$84,031	$79,647	$165,465	$154,108
Cost of products sold	63,625	61,548	125,215	119,944

Gross profit	20,406	18,099	40,250	34,164

Selling, general and administrative expenses	9,356	8,286	18,855	16,726

Operating income	11,050	9,813	21,395	17,438

Other income	947	639	1,563	1,068

Other expense	(64)	(14)	(137)	(25)

Income before income taxes	11,933	10,438	22,821	18,481

Income taxes	4,038	3,900	7,774	6,851

Net income	$7,895	$6,538	$15,047	$11,630

Basic and diluted earnings per share	$0.47	$0.39	$0.90	$0.69

Dividends paid per share	$0.100	$0.096	$0.200	$0.192

Average shares outstanding	16,703,035	16,699,285	16,703,035	16,699,285
Shares outstanding and per share data reflect the 5 for 4 stock split effective December 10, 2007.
See notes to condensed consolidated financial statements.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	June 30,	December 31,
(Thousands of dollars)	2008	2007
Assets
Current assets:

Cash and cash equivalents	$30,660	$24,604
Short-term investments	6,423	5,586
Accounts receivable — net	46,503	47,256
Inventories — net	54,971	53,223
Deferred income taxes and other current assets	2,550	4,619

Total current assets	141,107	135,288

Property, plant and equipment	158,085	155,379
Less allowances for depreciation	96,434	95,409

Property, plant and equipment — net	61,651	59,970

Deferred income taxes and other assets	19,309	16,276

Total assets	$222,067	$211,534

Liabilities and shareholders’ equity

Current liabilities:

Accounts payable	$11,101	$14,162
Payrolls and related liabilities	8,835	7,122
Accrued expenses	11,839	12,197

Total current liabilities	31,775	33,481

Income taxes payable	823	823
Postretirement benefits	27,387	26,661
Deferred income taxes	436	609

Total liabilities	60,421	61,574

Minority interest	632	520

Shareholders’ equity
Common shares, without par value:
Authorized - 35,000,000 shares Outstanding - 16,703,035 shares in 2008 and 2007 (after deducting treasury shares of 609,183 in 2008 and 2007) at stated capital amount	5,098	5,098

Retained earnings	163,175	151,467
Accumulated other comprehensive loss	(7,259)	(7,125)

Total shareholders’ equity	161,014	149,440

Total liabilities and shareholders’ equity	$222,067	$211,534

Shares outstanding reflect the 5 for 4 stock split effective December 10, 2007.
See notes to condensed consolidated financial statements.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
(Thousands of dollars)	2008	2007
Cash flows from operating activities:

Net income	$15,047	$11,630
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,882	3,583
Changes in operating assets and liabilities	(3,411)	4,588

Net cash provided by operating activities	15,518	19,801

Cash flows from investing activities:

Capital additions, net	(5,232)	(4,894)
Change in short-term investments	(838)	(581)
Payments for acquisition, net of cash acquired	—	(3,412)

Net cash used for investing activities	(6,070)	(8,887)

Cash flows from financing activities:

Net cash used for financing activities, cash dividends	(3,341)	(3,206)

Effect of exchange rate changes on cash	(51)	(514)

Net increase in cash and cash equivalents	6,056	7,194

Cash and cash equivalents:
Beginning of year	24,604	12,654

June 30,	$30,660	$19,848

See notes to condensed consolidated financial statements.

PART I
ITEM 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE A — BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of the Company and it’s wholly and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
In September, 2006 the FASB issued FAS No. 157, Fair Value Measurements (FAS 157) which provides guidance for using fair value to measure assets and liabilities. FAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. FAS 157, as originally issued, was effective for fiscal years beginning after November 15, 2007 and was adopted by the Company on January 1, 2008 with no impact on its consolidated financial position or results of operations.
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
In December, 2007 the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (FAS 160) an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements (ARB 51). FAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. FAS 160 is effective for fiscal years beginning after December 15, 2008. The Company plans to adopt FAS 160 beginning in the first quarter of fiscal 2009. The Company does not expect the impact to be material on its consolidated financial position or results of operations.
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
The major components of inventories are as follows (net of LIFO reserves):

	June 30,	December 31,
(Thousands of dollars)	2008	2007

Raw materials and in-process	$29,278	$27,917
Finished parts	21,941	21,348
Finished products	3,752	3,958

Total inventories	$54,971	$53,223

PART I — CONTINUED
ITEM 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
NOTE C — PRODUCT WARRANTIES
A liability is established for estimated future warranty and service claims based on historical claims experience, specific product failures and sales volume. The Company expenses warranty costs directly to cost of products sold. Changes in the Company’s product warranty liability are as follows:

	Six Months Ended
	June 30,
(Thousands of dollars)	2008	2007

Balance at beginning of year	$1,682	$1,216
Warranty costs	1,522	1,495
Settlements	(1,374)	(1,204)

Balance at end of quarter	$1,830	$1,507

NOTE D — COMPREHENSIVE INCOME
Comprehensive income and its components, net of tax, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Thousands of dollars)	2008	2007	2008	2007

Net income	$7,895	$6,538	$15,047	$11,630
Changes in cumulative foreign currency translation adjustment	38	898	(110)	953
Pension benefit adjustments	170	282	(24)	281

Total comprehensive income	$8,103	$7,718	$14,913	$12,864

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
At June 30, 2008 the balance of unrecognized tax benefits had increased to approximately $1.0 million. The increase in the current quarter is related primarily to a $27,000 settlement with state taxing authorities and a $69,000 increase in prior period tax positions. The June 30, 2008 balance of unrecognized tax benefits includes $825,000 of unrecognized tax benefits which, if ultimately realized, will reduce the Company’s annual effective tax rate.
The statute of limitations in several jurisdictions will expire in the next 12 months. The Company has unrecognized tax benefits of $65,000 which would be recognized if the statute of limitations expires without the relevant taxing authority examining the applicable returns.
The effective tax rate for the six months ending June 30, 2008 was 34.1% compared to 37.1% in 2007. This decline was due to a deferred tax benefit of $170,000 recorded in 2008, and a lower effective foreign tax rate primarily due to the inclusion in 2008 of Gorman-Rupp Europe B.V. acquired in the second quarter of 2007.
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
The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense for all periods presented. The Company had accrued approximately $154,000 for the payment of interest and penalties at January 1, 2008. An additional accrual of interest and penalties of approximately $41,000 was recorded for the six months ended June 30, 2008.
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

PART I — CONTINUED
ITEM 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
NOTE F — PENSION AND OTHER POSTRETIREMENT BENEFITS — CONTINUED
The following table presents the components of net periodic benefit cost:

	Pension Benefits		Postretirement Benefits
	Six Months Ended		Six Months Ended
	June 30,		June 30,
(Thousands of dollars)	2008	2007	2008	2007

Service cost	$1,317	$1,239	$596	$625
Interest cost	1,529	1,341	831	805
Expected return on plan assets	(2,097)	(1,709)	—	—
Amortization of loss	340	461	—	—

Benefit cost	$1,089	$1,332	$1,427	$1,430

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
Second Quarter 2008 Compared to Second Quarter 2007
Net Sales

	Three Months Ended
	June 30,
(Thousands of Dollars)	2008	2007	$ Change	% Change

Net sales	$84,031	$79,647	$4,384	5.5%

The increase in net sales was primarily due to increased international sales which included Gorman-Rupp Europe B.V. that was acquired in the second quarter of 2007.

PART I — CONTINUED
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS —
 CONTINUED
Additional strength in sales was due to increased fire protection pump sales and fabricated component sales from the Company’s Patterson Pump Company subsidiary totaling $8.1 million, which more than offset the reduction of $6.8 million in custom pump revenues for a flood control project shipped in 2007. Also, increased product sales of $1.6 million in the municipal market contributed to the record quarter.
Cost of Products Sold

	Three Months Ended
	June 30,
(Thousands of Dollars)	2008	2007	$ Change	% Change

Cost of products sold	$63,625	$61,548	$2,077	3.4%
% of Net sales	75.7%	77.3%

The 3.4% increase in cost of products sold in the second quarter of 2008 compared to 2007 was partially due to $623,000 of higher LIFO expense related to increased inventory levels and inflation. Manufacturing costs included increases in labor of $576,000 due to increased production levels and normal wage increases, and supplies, patterns and tooling of $398,000 due to higher sales volume. As a percent of net sales, cost of sales were 75.7% in 2008 and 77.3% in 2007, with the reduction in cost of sales as a percent of net sales due primarily to product mix and increased operating leverage on sales volume, partially offset by the addition of Gorman-Rupp Europe B.V. in the current quarter.
Selling, General, and Administrative Expenses (SG&A)

	Three Months Ended
	June 30,
(Thousands of Dollars)	2008	2007	$ Change	% Change

Selling, general, and administrative expenses (SG&A)	$9,356	$8,286	$1,070	12.9%
% of Net sales	11.1%	10.4%

The 12.9% increase in SG&A expenses is partially due to increased advertising costs of $297,000 related to the Construction Expo trade show and the International Trade Fair for Water – Sewage – Refuse – Recycling, both of which are held every three years. Salaries and payroll taxes increased $280,000 principally as a result of normal compensation increases and profit sharing expense based on increased operating income rose by $224,000.
Other Income

	Three Months Ended
	June 30,
(Thousands of Dollars)	2008	2007	$ Change	% Change

Other income	$947	$639	$308	48.2%
% of Net sales	1.1%	0.8%

PART I — CONTINUED
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS —
 CONTINUED
The 48.2% increase in other income is principally due to the final accounting for insurance proceeds related to property damage caused by flooding of a facility at the Company’s Mansfield Division in August 2007.
Net Income

	Three Months Ended
	June 30,
(Thousands of Dollars)	2008	2007	$ Change	% Change

Income before income taxes	$11,933	$10,438	$1,495	14.3%
% of Net sales	14.2%	13.1%

Income taxes	$4,038	$3,900	$138	3.5%
Effective tax rate	33.8%	37.4%

Net income	$7,895	$6,538	$1,357	20.8%
% of Net sales	9.4%	8.2%

Earnings per share	$0.47	$0.39	$0.08	20.5%

The decline in the effective tax rate to 33.8% in 2008 from 37.4% in 2007 was primarily due to a lower effective foreign tax rate as a result of the inclusion in 2008 of Gorman-Rupp Europe B.V. that was acquired in the second quarter of 2007.
Earnings per share reflect the five-for-four stock split distributed December 10, 2007.
Six Months 2008 Compared to Six Months 2007
Net Sales

	Six Months Ended
	June 30,
(Thousands of Dollars)	2008	2007	$ Change	% Change

Net sales	$165,465	$154,108	$11,357	7.4%

PART I — CONTINUED
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS —
 CONTINUED
The record sales for the six months were principally due to increased international sales of $8.0 million, which included Gorman-Rupp Europe B.V. acquired in the second quarter of 2007. Additional strength in sales was due to increased fire protection pump sales and increased fabricated component sales from the Company’s Patterson Pump Company subsidiary totaling $11.8 million, which more than replaced the $11.1 million in custom pump revenues for a flood control project shipped in 2007.
The backlog at June 30, 2008 was $119.6 million compared to $98.0 million at June 30, 2007, representing a 22% increase primarily due to orders in the fire protection and original equipment markets.
Cost of Products Sold

	Six Months Ended
	June 30,
(Thousands of Dollars)	2008	2007	$ Change	% Change

Cost of products sold	$125,215	$119,944	$5,271	4.4%
% of Net sales	75.7%	77.8%

The increase in cost of products sold was primarily due to higher sales volume, which resulted in increased material costs of $3.1 million. Manufacturing costs increased $2.2 million primarily due to the addition of Gorman-Rupp Europe B.V. purchased in the second quarter of 2007, and supplies, patterns and tooling due to higher sales volume. Partially offsetting these increases are reduced healthcare costs of $567,000 due to reduced claims experience and a subrogation settlement of $300,000 received from a third-party carrier. The reduction in cost of sales as a percent of net sales was due primarily to product mix, increased operating leverage on added sales volume and the inclusion of Gorman-Rupp Europe B.V.
Selling, General, and Administrative Expenses (SG&A)

	Six Months Ended
	June 30,
(Thousands of Dollars)	2008	2007	$ Change	% Change

Selling, general, and administrative expenses (SG&A)	$18,855	$16,726	$2,129	12.7%
% of Net sales	11.4%	10.9%

The increase in SG&A expenses is principally due to increases in advertising costs of $506,000 and travel and supplies of $269,000 related to the Construction Expo trade show held every three years. Also, profit sharing based on increased operating income rose by $477,000, and salaries and payroll taxes increased $476,000 primarily as a result of normal compensation increases.

PART I — CONTINUED
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS —
 CONTINUED
Other Income

	Six Months Ended
	June 30,
(Thousands of Dollars)	2008	2007	$ Change	% Change

Other income	$1,563	$1,068	$495	46.3%
% of Net sales	0.9%	0.7%

The increase in other income is primarily due to the final accounting for insurance proceeds related to property damage caused by flooding of a facility at the Company’s Mansfield Division in August 2007.
Net Income

	Six Months Ended
	June 30,
(Thousands of Dollars)	2008	2007	$ Change	% Change

Income before income taxes	$22,821	$18,481	$4,340	23.5%
% of Net sales	13.8%	12.0%

Income taxes	$7,774	$6,851	$923	13.5%
Effective tax rate	34.1%	37.1%

Net income	$15,047	$11,630	$3,417	29.4%
% of Net sales	9.1%	7.5%

Earnings per share	$0.90	$0.69	$0.21	30.4%

The decline in the effective tax rate was due to a deferred tax benefit of $170,000 recorded in 2008, and a lower effective foreign tax rate due to the inclusion in 2008 of Gorman-Rupp Europe B.V. acquired in the second quarter of 2007.
Earnings per share reflect the five-for-four stock split distributed December 10, 2007.

PART I — CONTINUED
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS —
 CONTINUED
Liquidity and Sources of Capital

	Six Months Ended
	June 30,
(Thousands of Dollars)	2008	2007	$ Change

Net cash provided by operating activities	$15,518	$19,801	$(4,283)
Net cash used for investing activities	6,070	8,887	(2,817)
Net cash used for financing activities	3,341	3,206	135

The decrease in cash provided by operating activities is principally due to reducing accounts payable by $7.6 million and reducing prepaid income taxes by $4.3 million for the six months ended June 30, 2008 compared to the same period last year; these amounts were partially offset by reduced accounts receivable of $6.8 million.
Investing activities for the six months ended June 30, 2008 primarily consisted of capital expenditures related to the consolidation and expansion of the Mansfield, Ohio facilities of $2.7 million and machinery and equipment additions of $2.9 million. Total capital expenditures of $5.0 million have been incurred as of June 30, 2008 related to the consolidation and expansion of the Mansfield, Ohio facilities.
Financing activities consisted of payments for dividends, which were $3.3 million and $3.2 million for the six months ended June 30, 2008 and 2007, respectively.
The Company continues to finance its capital expenditures and working capital requirements principally through internally generated funds, available unsecured lines of credit and proceeds from short-term investments. The ratio of current assets to current liabilities was 4.4 to 1 at June 30, 2008 and 3.6 to 1 at June 30, 2007.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. An evaluation was carried out under the supervision and with the participation of the Company’s Management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and

PART I — CONTINUED
ITEM 4. CONTROLS AND PROCEDURES — CONTINUED
operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures did maintain effective internal control over financial reporting as of June 30, 2008.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The annual meeting of the shareholders of the Company was held on April 24, 2008. At this meeting the shareholders approved the following management proposals:
1.	Fix the number of Directors of the Company at seven and elect seven Directors to hold office until the next annual meeting of shareholders and until their successors are elected and qualified.

Number of votes
	For	Abstain/Withheld

James C. Gorman	14,508,343	90,530
Jeffrey S. Gorman	14,514,839	84,034
Thomas E. Hoaglin	14,449,573	149,300
Christopher H. Lake	14,284,865	314,008
Dr. Peter B. Lake	14,479,673	119,200
Rick R. Taylor	14,481,817	117,056
W. Wayne Walston	14,517,064	81,809

PART II OTHER INFORMATION — CONTINUED
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS — CONTINUED
2.	Ratify the appointment by the Audit Review Committee of the Board of Directors of Ernst & Young LLP as independent public accountants for the Company during the year ending December 31, 2008.

Number of votes
For	Against	Abstain/Withheld

14,477,126	101,188	20,559

ITEM 6. EXHIBITS
(a)	Exhibits
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

Date: July 25, 2008		The Gorman-Rupp Company (Registrant)
	By:	/s/Judith L. Sovine
Judith L. Sovine
Corporate Treasurer

By:	/s/Robert E. Kirkendall
Robert E. Kirkendall
Senior Vice President and Chief Financial Officer