Form 10-Q
period 2008-09-30
GORMAN RUPP CO
filed 2008-10-28
CIK 42682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Common shares, without par value, outstanding at September 30, 2008. 16,707,535
*****************

Page 1 of 21 pages

The Gorman-Rupp Company and Subsidiaries
Three and Nine Months Ended September 30, 2008 and 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Statements of Income
-Three months ended September 30, 2008 and 2007
-Nine months ended September 30, 2008 and 2007

Condensed Consolidated Balance Sheets
-September 30, 2008 and December 31, 2007

Condensed Consolidated Statements of Cash Flows
-Nine months ended September 30, 2008 and 2007

Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 6. Exhibits

EX-3 Articles of Incorporation and By-laws

EX-4 Instruments Defining the Rights of Security Holders, including Indentures

EX-10 Material Contracts

EX-31.1 302 CEO Certification

EX-31.2 302 CFO Certification

EX-32 Section 1350 CEO and CFO Certifications

EX-99 Additional Exhibits
EX-31.1
EX-31.2
EX-32
EX-99

PART I. FINANCIAL INFORMATION
ITEM 1—FINANCIAL STATEMENTS (UNAUDITED)
THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Thousands of dollars, except per share amounts)	2008	2007	2008	2007
Net sales	$84,188	$74,629	$249,653	$228,737
Cost of products sold	64,016	58,362	189,231	178,306

Gross profit	20,172	16,267	60,422	50,431

Selling, general and administrative expenses	9,140	8,342	27,995	25,068

Operating income	11,032	7,925	32,427	25,363

Other income	440	575	2,003	1,643

Other expense	(63)	(68)	(200)	(93)

Income before income taxes	11,409	8,432	34,230	26,913

Income taxes	4,024	2,957	11,798	9,808

Net income	$7,385	$5,475	$22,432	$17,105

Basic and diluted earnings per share	$0.44	$0.33	$1.34	$1.02

Dividends paid per share	$0.100	$0.096	$0.300	$0.288

Average shares outstanding	16,707,187	16,703,035	16,704,429	16,700,549
Shares outstanding and per share data reflect the 5 for 4 stock split effective December 10, 2007.
See notes to condensed consolidated financial statements.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	September 30,	December 31,
(Thousands of dollars)	2008	2007
Assets

Current assets:

Cash and cash equivalents	$39,835	$24,604
Short-term investments	—	5,586
Accounts receivable — net	46,652	47,256
Inventories — net	56,060	53,223
Deferred income taxes and other current assets	3,501	4,619

Total current assets	146,048	135,288

Property, plant and equipment	164,223	155,379
Less allowances for depreciation	97,625	95,409

Property, plant and equipment — net	66,598	59,970

Deferred income taxes and other assets	19,612	16,276

Total assets	$232,258	$211,534

Liabilities and shareholders’ equity

Current liabilities:

Accounts payable	$11,623	$14,162
Payrolls and related liabilities	10,862	7,122
Accrued expenses	14,462	12,197

Total current liabilities	36,947	33,481

Income taxes payable	823	823
Postretirement benefits	27,748	26,661
Deferred income taxes	435	609

Total liabilities	65,953	61,574

Minority interest	621	520

Shareholders’ equity
Common shares, without par value:
Authorized - 35,000,000 shares
Outstanding - 16,707,535 shares in 2008 and 16,703,035 in 2007 (after deducting treasury shares of 604,683 in 2008 and 609,183 in 2007) at stated capital amount	5,099	5,098

Retained earnings	169,054	151,467
Accumulated other comprehensive loss	(8,469)	(7,125)

Total shareholders’ equity	165,684	149,440

Total liabilities and shareholders’ equity	$232,258	$211,534

See notes to condensed consolidated financial statements.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
(Thousands of dollars)	2008	2007
Cash flows from operating activities:

Net income	$22,432	$17,105
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,888	5,474
Changes in operating assets and liabilities	(922)	5,119

Net cash provided by operating activities	27,398	27,698

Cash flows from investing activities:

Capital additions, net	(11,890)	(8,151)
Change in short-term investments	5,585	(1,380)
Payments for acquisition, net of cash acquired	—	(3,693)

Net cash used for investing activities	(6,305)	(13,224)

Cash flows from financing activities:

Net cash used for financing activities, cash dividends	(5,010)	(4,810)

Effect of exchange rate changes on cash	(852)	1,107

Net increase in cash and cash equivalents	15,231	10,771

Cash and cash equivalents:
Beginning of year	24,604	12,654

September 30,	$39,835	$23,425

See notes to condensed consolidated financial statements.

PART I
ITEM 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE A — BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of the Company and it’s wholly and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
In December, 2007 the FASB issued FAS No. 160, No controlling Interests in Consolidated Financial Statements (FAS 160) an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements (ARB 51). FAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest

PART I — CONTINUED
ITEM 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
NOTE A — BASIS OF PRESENTATION OF FINANCIAL STATEMENTS — CONTINUED
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
The major components of inventories are as follows (net of LIFO reserves):

	September 30,	December 31,
(Thousands of dollars)	2008	2007

Raw materials and in-process	$31,428	$27,917
Finished parts	21,104	21,348
Finished products	3,528	3,958

Total inventories	$56,060	$53,223

NOTE C — PRODUCT WARRANTIES
A liability is established for estimated future warranty and service claims based on historical claims experience, specific product failures and sales volume. The Company expenses warranty costs directly to cost of products sold. Changes in the Company’s product warranty liability are as follows:

	Nine Months Ended
	September 30,
(Thousands of dollars)	2008	2007

Balance at beginning of year	$1,682	$1,216
Warranty costs	2,357	2,253
Settlements	(2,112)	(1,910)

Balance at end of quarter	$1,927	$1,559

PART I — CONTINUED
ITEM 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
NOTE D — COMPREHENSIVE INCOME
Comprehensive income and its components, net of tax, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Thousands of dollars)	2008	2007	2008	2007

Net income	$7,385	$5,475	$22,432	$17,105
Changes in cumulative foreign currency translation adjustments	(1,379)	1,096	(1,489)	2,049
Pension benefit adjustments	169	140	145	421

Total comprehensive income	$6,175	$6,711	$21,088	$19,575

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
At September 30, 2008 the balance of unrecognized tax benefits had increased to approximately $1,033,000. The increase in the current year is related to a $78,000 increase in prior period tax positions, a $142,000 increase in current year tax positions, a $119,000 settlement with state taxing authorities, a $3,000 settlement with Canadian taxing authorities, and a $62,000 lapse in U.S. federal statute of limitations. The September 30, 2008 balance of unrecognized tax benefits includes $808,000 of unrecognized tax benefits which, if ultimately realized, will reduce the Company’s annual effective tax rate.
The statute of limitations in several jurisdictions will expire in the next 12 months. The Company has unrecognized tax benefits of $112,000 which would be recognized if the statute of limitations expires without the relevant taxing authority examining the applicable returns.

PART I — CONTINUED
ITEM 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
NOTE E — INCOME TAXES — CONTINUED
The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company generally is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2005.
The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense for all periods presented. The Company had accrued approximately $154,000 for the payment of interest and penalties at January 1, 2008. An additional accrual of interest and penalties of approximately $37,000 was recorded for the nine months ended September 30, 2008.
NOTE F — PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company sponsors a defined benefit pension plan covering substantially all employees. Additionally, the Company sponsors a defined contribution pension plan at one location not participating in the defined benefit pension plan. A 401(k) plan that includes a graduated Company match is also available. The Company also sponsors a non-contributory defined benefit health care plan that provides health benefits to substantially all retirees and their spouses. (See Note F – Pensions and Other Postretirement Benefits for the year ended December 31, 2007 included in the Company’s Form 10-K.)
For substantially all United States employees hired after January 1, 2008, an enhanced 401(k) plan is available instead of the Company’s defined benefit pension plan. Benefits are based on age and years of service. Employees hired prior to January 1, 2008 are not affected by the change.
The Company has adopted FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (FAS 158), for the fiscal year ending December 31, 2006. FAS 158 requires that, no later than 2008, assumptions used to measure the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans be determined as of the balance sheet date, and all plan assets and liabilities be reported as of that date. Accordingly, as of the beginning of the Company’s 2008 fiscal year, the Company changed the measurement date for annual pension and retiree healthcare expense and all plan assets and liabilities from October 31 to December 31. As a result of this change in measurement date, the Company recorded an after-tax $363,000 decrease to 2008 opening shareholders’ equity.

PART I — CONTINUED
ITEM 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
NOTE F — PENSION AND OTHER POSTRETIREMENT BENEFITS — CONTINUED
The following table presents the components of net periodic benefit cost:

	Pension Benefits		Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
(Thousands of dollars)	2008	2007	2008	2007

Service cost	$1,975	$1,859	$894	$939
Interest cost	2,293	2,012	1,247	1,207
Expected return on plan assets	(3,145)	(2,564)	—	—
Amortization of loss	511	691	—	—

Benefit cost	$1,634	$1,998	$2,141	$2,146

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, The Gorman-Rupp Company provides the following cautionary statement: Certain statements in this section and elsewhere herein contain various forward-looking statements and include assumptions concerning The Gorman-Rupp Company’s operations, future results and prospects. These forward-looking statements are based on current expectations about important economic, political, and technological factors, among others, and are subject to risk and uncertainties, the absence of which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.
Such factors include the following: (1) continuation of the current and projected future business environment, including interest rates and capital and consumer spending; (2) competitive factors and competitor responses to Gorman-Rupp initiatives; (3) successful development and market introductions of anticipated new products; (4) stability of government laws and regulations, including taxes; (5) stable governments and business conditions in emerging economies; (6) successful penetration of emerging economies; and (7) continuation of the favorable environment to make acquisitions, domestic and foreign, including regulatory requirements and market values of candidates.
Third Quarter 2008 Compared to Third Quarter 2007
Net Sales

	Three Months Ended
	September 30,
(Thousands of Dollars)	2008	2007	$ Change	% Change

Net sales	$84,188	$74,629	$9,559	12.8%

The increase in net sales was principally due to increased international sales of $7.4 million. Product sales increased in most major markets, including increased fire protection pump sales and fabricated component sales from the Company’s Patterson Pump Company subsidiary.

PART I — CONTINUED
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Cost of Products Sold

	Three Months Ended
	September 30,
(Thousands of Dollars)	2008	2007	$ Change	% Change

Cost of products sold	$64,016	$58,362	$5,654	9.7%
% of Net sales	76.0%	78.2%

The increase in cost of products sold was primarily due to higher sales volume which resulted in increased material costs of $5.0 million, including higher LIFO expense of $628,000 related to increased inventory levels and inflation. Manufacturing costs included increases in labor of $489,000 and supplies, patterns and tooling of $322,000 due to increased production levels. Partially offsetting these increases are reduced healthcare costs of $569,000 due to reduced claims experience. The overall reduction in cost of products sold as a percent of net sales was due primarily to favorable product mix and increased operating leverage on sales volume.
Selling, General, and Administrative Expenses (SG&A)

	Three Months Ended
	September 30,
(Thousands of Dollars)	2008	2007	$ Change	% Change

Selling, general, and administrative expenses (SG&A)	$9,140	$8,342	$798	9.6%
% of Net sales	10.9%	11.2%

The increase in SG&A expenses is principally due to $221,000 of additional compensation and related costs, and $289,000 additional accrued profit sharing expense based on operating results.
Other Income

	Three Months Ended
	September 30,
(Thousands of Dollars)	2008	2007	$ Change	% Change

Other income	$440	$575	$(135)	(23.5)%
% of Net sales	0.5%	0.8%

The decrease in other income is principally due to reduced interest income resulting from lower interest rates.

PART I — CONTINUED
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Net Income

	Three Months Ended
	September 30,
(Thousands of Dollars)	2008	2007	$ Change	% Change

Income before income taxes	$11,409	$8,432	$2,977	35.3%
% of Net sales	13.6%	11.3%

Income taxes	$4,024	$2,957	$1,067	36.1%
Effective tax rate	35.3%	35.1%

Net income	$7,385	$5,475	$1,910	34.9%
% of Net sales	8.8%	7.3%

Earnings per share	$0.44	$0.33	$0.11	33.3%

Earnings per share reflect the five-for-four stock split distributed December 10, 2007.
Nine Months 2008 Compared to Nine Months 2007
Net Sales

	Nine Months Ended
	September 30,
(Thousands of Dollars)	2008	2007	$ Change	% Change

Net sales	$249,653	$228,737	$20,916	9.1%

The record sales for the nine months were principally due to increases in most major markets, including increased fire protection pump sales and fabricated component sales from the Company’s Patterson Pump Company subsidiary totaling $18.2 million, which more than replaced the $11.1 million in custom pump revenues for a flood control project shipped in 2007. International sales increased $15.5 million, which included Gorman-Rupp Europe B.V. acquired in the second quarter 2007.
The record backlog at September 30, 2008 was $128.3 million compared to $123.7 million at September 30, 2007, representing a 3.7% increase primarily due to orders in the fire protection and original equipment market.
Cost of Products Sold

	Nine Months Ended
	September 30,
(Thousands of Dollars)	2008	2007	$ Change	% Change

Cost of products sold	$189,231	$178,306	$10,925	6.1%
% of Net sales	75.8%	78.0%

PART I — CONTINUED
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
The increase in cost of products sold was primarily due to higher sales volume which resulted in increased material costs of $8.1 million, including higher LIFO expense of $1.1 million related to increased inventory levels and inflation. Manufacturing costs increased $2.8 million primarily due to the addition of Gorman-Rupp Europe B.V. purchased in the second quarter of 2007, and supplies, patterns and tooling due to increased manufacturing levels. Partially offsetting these increases are reduced healthcare costs of $1.1 million due to reduced claims experience and a subrogation settlement of $300,000 received from a third-party carrier. The overall reduction in cost of products sold as a percent of net sales was due primarily to favorable product mix and increased operating leverage on added sales volume.
Selling, General, and Administrative Expenses (SG&A)

	Nine Months Ended
	September 30,
(Thousands of Dollars)	2008	2007	$ Change	% Change

Selling, general, and administrative expenses (SG&A)	$27,995	$25,068	$2,927	11.7%
% of Net sales	11.2%	11.0%

The increase in SG&A expenses is principally due to increases in advertising costs of $461,000 and travel and supplies of $337,000 primarily related to the Construction Expo trade show and the International Trade Fair for Water – Sewage – Refuse – Recycling, both of which are held every three years. In addition, accrued profit sharing based on increased operating results rose by $766,000, and compensation and related costs increased $698,000. Also, amortization expense increased $227,000 as a result of the inclusion of Gorman-Rupp Europe B.V. for nine months in 2008.
Other Income

	Nine Months Ended
	September 30,
(Thousands of Dollars)	2008	2007	$ Change	% Change

Other income	$2,003	$1,643	$360	21.9%
% of Net sales	0.8%	0.7%

The increase in other income is primarily due to the final accounting for insurance proceeds related to property damage caused by flooding of a facility at the Company’s Mansfield Division in August 2007.

PART I — CONTINUED
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
Net Income

	Nine Months Ended
	September 30,
(Thousands of Dollars)	2008	2007	$ Change	% Change

Income before income taxes	$34,230	$26,913	$7,317	27.2%
% of Net sales	13.7%	11.8%

Income taxes	$11,798	$9,808	$1,990	20.3%
Effective tax rate	34.5%	36.4%

Net income	$22,432	$17,105	$5,327	31.1%
% of Net sales	9.0%	7.5%

Earnings per share	$1.34	$1.02	$0.32	31.4%

The decline in the effective tax rate was due to a deferred tax benefit of $170,000 recorded in 2008, and a lower effective foreign tax rate due to the inclusion in 2008 of Gorman-Rupp Europe B.V. as previously noted.
Earnings per share reflect the five-for-four stock split distributed December 10, 2007.
Liquidity and Sources of Capital

	Nine Months Ended
	September 30,
(Thousands of Dollars)	2008	2007	$ Change	% Change

Net cash provided by operating activities	$27,398	$27,698	$(300)	(1.1)%
Net cash used for investing activities	6,305	13,224	(6,919)	(52.3)
Net cash used for financing activities	5,010	4,810	200	4.2

Cash provided by operating activities resulted primarily from net income plus noncash charges.
Investing activities for the nine months ended September 30, 2008 primarily consisted of capital expenditures related to the consolidation and expansion of the Mansfield, Ohio facilities of $7.3 million and machinery and equipment additions of $5.7 million, partially offset by proceeds from short-term investments of $5.6 million. Total capital expenditures for the previously announced consolidation and expansion of the Mansfield, Ohio facilities of $9.7 million have been incurred as of September 30, 2008.
Financing activities consisted of payments for dividends, which were $5.0 million and $4.8 million for the nine months ended September 30, 2008 and 2007, respectively. The Company continues to finance its capital expenditures and working capital requirements principally through internally generated funds, available unsecured lines of credit and proceeds from short-term investments. The ratio of current assets to current liabilities was 4.0 to 1 at September 30, 2008 and 3.9 to 1 at September 30, 2007.

PART I — CONTINUED
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. An evaluation was carried out under the supervision and with the participation of the Company’s Management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures did maintain effective internal control over financial reporting as of September 30, 2008.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Information regarding this subject was previously reported to the Securities and Exchange Commission on July 17, 2008 on Form 4 - Statement of Changes in Beneficial Ownership of Securities which is incorporated herein. (See accompanying Exhibit 99.)

ITEM 6. EXHIBITS
(a) Exhibits

Exhibits 3 and 4	(articles of incorporation) are incorporated herein by this reference from Exhibits (3) and (4) of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

Exhibits 3, 4 and 10	(by-laws; instruments defining the rights of security holders, including indentures; and material contracts) are incorporated herein by this reference from Exhibits (3), (4) and (10) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Exhibit 31.1	Certification of Jeffrey S. Gorman, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Robert E. Kirkendall, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

Exhibit 99	Form 4 - Statement of Changes in Beneficial Ownership of Securities filed with the Securities and Exchange Commission on July 17, 2008.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Gorman-Rupp Company
(Registrant)

Date: October 27, 2008

	By:	/s/Judith L. Sovine

Judith L. Sovine Corporate Treasurer

	By:	/s/Robert E. Kirkendall

Robert E. Kirkendall Senior Vice President and Chief Financial Officer