Form 10-K/A
period 2008-12-31
GORMAN RUPP CO
filed 2009-03-25
CIK 42682

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K/A
(Amendment No. 1)

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
Common Shares, without par value—16,707,535
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2008 Annual Report to Shareholders incorporated by reference into Part II (Items 5-9B).
Portions of Notice of 2009 Annual Meeting of Shareholders and related Proxy Statement incorporated by reference into Part III (Items 10-14).

PART I
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
EXHIBIT INDEX
EX-31(A)
EX-31(B)
EX-32

Explanatory Note
This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the annual report of The Gorman-Rupp Company (the “Company”) on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on March 5, 2009 (the “Original Filing”). This Amendment corrects the “Executive Officers of the Registrant” section on pages 9 and 10 in Part I of the Original Filing to remove the positions of Vice President Finance and Assistant Treasurer. These positions, established effective April 24, 2008 as part of succession planning for the retirement of two executive officers during 2009, are transitional as of December 31, 2008. Other than the changes referred to above, all other information in the Original Filing remains unchanged.
PART I
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

2

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
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     3. Exhibits
(31)	Rule 13a-14(a)/15d-14(a) Certifications

(32)	Section 1350 Certifications
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
THE GORMAN-RUPP COMPANY

By:	/s/ DAVID P. EMMENS David P. Emmens
Corporate Counsel and Secretary
Date: March 25, 2009

3

EXHIBIT INDEX

EXHIBIT NO.

(31) (a)	Certification of Chief Executive Officer (Section 302 of the Sarbanes-Oxley Act of 2002)

(31) (b)	Certification of Chief Financial Officer (Section 302 of the Sarbanes-Oxley Act of 2002)

(32)	Certification Pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

4