Form 10-Q
period 2009-03-31
GORMAN RUPP CO
filed 2009-04-29
CIK 42682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
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
Registrant’s telephone number, including area code (419) 755-1011
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Common shares, without par value, outstanding at March 31, 2009. 16,707,535
*****************

The Gorman-Rupp Company and Subsidiaries
Three Months Ended March 31, 2009 and 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)	3
Condensed Consolidated Statements of Income — Three months ended March 31, 2009 and 2008	3
Condensed Consolidated Balance Sheets — March 31, 2009 and December 31, 2008	4
Condensed Consolidated Statements of Cash Flows — Three months ended March 31, 2009 and 2008	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3. Quantitative and Qualitative Disclosures about Market Risk	12
Item 4. Controls and Procedures	12
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	13
Item 1A. Risk Factors	13
Item 6. Exhibits	14
EX-3 Articles of Incorporation and By-laws
EX-4 Instruments Defining the Rights of Security Holders, including Indentures
EX-10 Material Contracts
EX-31.1 302 Principal Executive Officer (PEO) Certification
EX-31.2 302 Principal Financial Officer (PFO) Certification
EX-32 Section 1350 Certifications
EX-31.1
EX-31.2
EX-32

PART I. FINANCIAL INFORMATION
ITEM 1—FINANCIAL STATEMENTS (UNAUDITED)
THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(Thousands of dollars, except per share amounts)	2009	2008

Net sales	$71,598	$81,434
Cost of products sold	56,253	61,590

Gross profit	15,345	19,844

Selling, general and administrative expenses	8,988	9,499

Operating income	6,357	10,345

Other income	765	616

Other expense	(254)	(73)

Income before income taxes	6,868	10,888

Income taxes	2,362	3,736

Net income	$4,506	$7,152

Basic and diluted earnings per share	$0.27	$0.43

Dividends paid per share	$0.10	$0.10

Average shares outstanding	16,707,535	16,703,035
See notes to condensed consolidated financial statements.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	March 31,	December 31,
(Thousands of dollars)	2009	2008
Assets

Current assets:
Cash and cash equivalents	$30,476	$23,793
Accounts receivable — net	43,859	48,200
Inventories — net	52,423	56,881
Deferred income taxes and other current assets	2,573	5,392

Total current assets	129,331	134,266

Property, plant and equipment	185,915	178,030
Less allowances for depreciation	98,217	97,624

Property, plant and equipment — net	87,698	80,406

Deferred income taxes and other assets	16,791	16,866

Total assets	$233,820	$231,538

Liabilities and shareholders’ equity

Current liabilities:

Accounts payable	$10,147	$15,878
Short-term debt	5,671	—
Payrolls and related liabilities	6,137	7,442
Accrued expenses	13,550	12,249

Total current liabilities	35,505	35,569

Income taxes payable	863	863
Retirement benefits	10,876	11,421
Postretirement benefits	24,292	24,020
Deferred income taxes	457	459

Total liabilities	71,993	72,332

The Gorman-Rupp Company shareholders’ equity Common shares, without par value:
Authorized — 35,000,000 shares
Outstanding — 16,707,535 shares in 2009 and 2008 (after deducting treasury shares of 604,683 in 2009 and 2008) at stated capital amount	5,099	5,099

Retained earnings	174,147	171,312
Accumulated other comprehensive loss	(18,032)	(17,823)

The Gorman-Rupp Company shareholders’ equity	161,214	158,588

Noncontrolling interest	613	618

Total equity	161,827	159,206

Total liabilities and shareholders’ equity	$233,820	$231,538

See notes to condensed consolidated financial statements.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
(Thousands of dollars)	2009	2008
Cash flows from operating activities:

Net income	$4,506	$7,152
Adjustments to reconcile net income attributable to net cash provided by operating activities:
Depreciation and amortization	2,105	1,935
Changes in operating assets and liabilities	4,196	(3,668)

Net cash provided by operating activities	10,807	5,419

Cash flows from investing activities:

Capital additions, net	(9,034)	(2,053)
Proceeds from sale of product line assets	1,105	—
Change in short-term investments	—	179

Net cash used for investing activities	(7,929)	(1,874)

Cash flows from financing activities:

Cash dividends	(1,671)	(1,670)
Proceeds from unsecured loan agreement	5,671	—

Net cash provided (used) for financing activities	4,000	(1,670)

Effect of exchange rate changes on cash	(195)	(55)

Net increase in cash and cash equivalents	6,683	1,820

Cash and cash equivalents:
Beginning of year	23,793	24,604

March 31,	$30,476	$26,424

See notes to condensed consolidated financial statements.

PART I

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE A — BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of the Company and it’s wholly and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
NEW ACCOUNTING PRONOUNCEMENTS
In September, 2006 the FASB issued FAS No. 157, Fair Value Measurements (FAS 157), which provides guidance for using fair value to measure assets and liabilities. FAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. FAS 157, as originally issued, was effective for fiscal years beginning after November 15, 2007 and was adopted by the Company on January 1, 2008 with no impact on its consolidated financial position or results of operations.
In February, 2007 the FASB issued FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FAS 115 (FAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses arising subsequent to adoption are reported in earnings. FAS 159 is effective for the Company in fiscal 2008. The Company adopted this statement as of January 1, 2008 and elected not to apply the fair value to any of its financial instruments.
In December, 2007 the FASB issued FAS No. 141(R), Business Combinations (FAS 141(R)). FAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquired company and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective for business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. The Company adopted this statement as of January 1, 2009.
In December, 2007 the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (FAS 160), an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements (ARB 51). FAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a

PART I — CONTINUED

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
NOTE A — BASIS OF PRESENTATION OF FINANCIAL STATEMENTS — CONTINUED
component of equity. FAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has a 10 percent noncontrolling interest in its investment in Gorman-Rupp Europe B.V. For the Company, FAS 160 is effective January 1, 2009 and resulted in a reclassification of $613,000 of noncontrolling interest from other long-term liabilities to shareholders’ equity on the March 31, 2009 consolidated balance sheet. Income attributable to noncontrolling minority interest is not material and is therefore not presented separately in the condensed consolidated statement of income, but rather is included in other expense.
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
The major components of inventories are as follows (net of LIFO reserves):

	March 31,	December 31,
(Thousands of dollars)	2009	2008

Raw materials and in-process	$29,007	$32,996
Finished parts	20,042	20,288
Finished products	3,374	3,597

Total inventories	$52,423	$56,881

NOTE C — PRODUCT WARRANTIES
A liability is established for estimated future warranty and service claims based on historical claims experience, specific product failures and sales volume. The Company expenses warranty costs directly to cost of products sold. Changes in the Company’s product warranty liability are as follows:

	Three Months Ended
(Thousands of dollars)	March 31,
	2009	2008

Balance at beginning of year	$2,048	$1,682
Warranty costs	792	683
Settlements	(804)	(541)

Balance at end of quarter	$2,036	$1,824

PART I — CONTINUED

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
NOTE D — COMPREHENSIVE INCOME
Comprehensive income and its components, net of tax, are as follows:

	Three Months Ended
(Thousands of dollars)	March 31,
	2009	2008

Net income	$4,506	$7,152
Changes in cumulative foreign currency translation adjustment	(680)	25
Pension benefit adjustments	470	(367)

Total comprehensive income	$4,296	$6,810

NOTE E — INCOME TAXES
The Company follows the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, which clarifies Statement 109, Accounting for Income Taxes. Accordingly, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.
The amount of unrecognized tax benefits as of January 1, 2009 of $870,000 includes $685,000 which, if ultimately recognized, will reduce the Company’s annual effective tax rate. At March 31, 2009 the balance of unrecognized tax benefits had increased to approximately $898,000. The increase in the current year is related to a $27,000 increase in current year tax positions. The March 31, 2009 balance of unrecognized tax benefits includes $661,000 which, if ultimately realized, will reduce the Company’s annual effective tax rate.
The statute of limitations in several jurisdictions will expire in the next 12 months. The Company has unrecognized tax benefits of $180,000 which would be recognized if the statute of limitations expires without the relevant taxing authority examining the applicable returns.
The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company generally is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2005. The Company was examined by the Canadian Revenue Agency for tax years ending 2004 — 2006. The Company received a final assessment during the first quarter 2009 and plans to undertake a Competent Authority filing with both US and Canadian Competent Authorities to eliminate double tax treatment. Under the most recent US-Canadian tax protocol, Competent Authority assessments should achieve symmetry under binding arbitration. Any adjustment resulting from Competent Authority resolution of the examination is not expected to have a material impact on the financial position of the Company.

PART I — CONTINUED

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
NOTE E — INCOME TAXES — CONTINUED
The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense for all periods presented. The Company had accrued approximately $201,000 for the payment of interest and penalties at January 1, 2009. An additional accrual of interest and penalties of approximately $29,000 was recorded for the three months ended March 31, 2009.
NOTE F — PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company sponsors a defined benefit pension plan covering substantially all employees. Additionally, the Company sponsors a defined contribution pension plan at one location not participating in the defined benefit pension plan. A 401(k) plan that includes a graduated Company match is also available. The Company also sponsors a non-contributory defined benefit health care plan that provides health benefits to substantially all retirees and their spouses. (See Note F — Pensions and Other Postretirement Benefits for the year ended December 31, 2008 included in the Company’s Form 10-K.)
For substantially all United States employees hired after January 1, 2008, an enhanced 401(k) plan is available instead of the Company’s defined benefit pension plan. Benefits are based on age and years of service. Employees hired prior to January 1, 2008 are not affected by the change.
The following table presents the components of net periodic benefit cost:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
(Thousands of dollars)	March 31,		March 31,
	2009	2008	2009	2008

Service cost	$688	$659	$302	$298
Interest cost	851	764	394	416
Expected return on plan assets	(884)	(1,048)	—	—
Amortization of loss	527	170	(56)	—

Benefit cost	$1,182	$545	$640	$714

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
First Quarter 2009 Compared to First Quarter 2008
Net Sales

	Three Months Ended
(Thousands of dollars)	March 31,
	2009	2008	$ Change	% Change

Net sales	$71,598	$81,434	$(9,836)	(12.1)%

The decline in sales resulted from the continuing impact of the recent severe global economic downturn and affected most of the markets the Company serves, with the largest decline in the construction and rental markets of $3.7 million. Nonetheless, international sales increased $691,000 primarily related to the fire protection market.
Cost of Products Sold

	Three Months Ended
(Thousands of dollars)	March 31,
	2009	2008	$ Change	% Change

Cost of products sold	$56,253	$61,590	$(5,337)	(8.7)%
% of Net sales	78.6%	75.6%

The decrease in cost of products sold was primarily due to lower sales volume, which resulted in decreased material costs of $4.2 million. Manufacturing costs included decreases in compensation and payroll taxes of $1.0 million and supplies, patterns and tooling of $343,000 primarily due to lower production levels. Partially offsetting these decreases is increased pension expense of $464,000 resulting from the significant market value declines in the worldwide equity markets. The overall increase in cost of products sold as a percent of net sales was due primarily to unfavorable product mix and decreased operating leverage on lower sales volume.

PART I — CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Selling, General, and Administrative Expenses (SG&A)

	Three Months Ended
(Thousands of dollars)	March 31,
	2009	2008	$ Change	% Change

Selling, general, and administrative expenses (SG&A)	$8,988	$9,499	$(511)	(5.4)%
% of Net sales	12.6%	11.7%

The decrease in SG&A expenses is principally due to lower professional fees of $251,000 as 2008 included expenses associated with the acquisition of Gorman-Rupp Europe B.V. In addition, advertising and travel expenses are lower by $134,000 and $109,000, respectively, as 2008 included expenses related to the Construction Expo trade show held every three years.
Other Income

	Three Months Ended
(Thousands of dollars)	March 31,
	2009	2008	$ Change	% Change

Other income	$765	$616	$149	24.2%
% of Net sales	1.1%	0.8%

The increase in other income is due principally to gain recognized on the sale of assets, partially offset by reduced interest income primarily resulting from lower interest rates.
Net Income

	Three Months Ended
(Thousands of dollars)	March 31,
	2009	2008	$ Change	% Change

Income before income taxes	$6,868	$10,888	$(4,020)	(36.9)%
% of Net sales	9.6%	13.4%

Income taxes	$2,362	$3,736	$(1,374)	(36.8)%
Effective tax rate	34.4%	34.3%

Net income	$4,506	$7,152	$2,646	(37.0)%
% of Net sales	6.3%	8.8%

Earnings per share	$0.27	$0.43	$(0.16)	(37.2)%

PART I — CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Liquidity and Sources of Capital

	Three Months Ended
(Thousands of dollars)	March 31,
	2009	2008	$ Change	% Change

Net cash provided by operating activities	$10,807	$5,419	$5,388	99.4%
Net cash used for investing activities	7,929	1,874	6,055	323.1
Net cash provided (used) for financing activities	4,000	(1,670)	5,670	339.5

Cash provided by operating activities resulted primarily from cash being made available due to lower accounts receivable balances of $4.7 million and reduced inventory levels of $3.1 million due to lower sales volume. Also, prepaid income taxes applied to the Company’s current tax liability decreased by $2.2 million. Partially offsetting these increases to cash was a decrease in accounts payable of $5.7 million.
Investing activities for the three months ended March 31, 2009 primarily consisted of capital expenditures related to the consolidation and expansion of the Mansfield, Ohio facilities of $6.2 million and machinery and equipment additions of $2.0 million. Total capital expenditures for the previously announced consolidation and expansion of the Mansfield, Ohio facilities (facilities) of $30.1 million have been incurred as of March 31, 2009.
Financing activities for the quarter consisted of short-term borrowings of $5.7 million to partially finance the above mentioned facilities. Also included were payments for dividends of $1.7 million. The ratio of current assets to current liabilities was 3.6 to 1 at March 31, 2009 and 3.8 to 1 at March 31, 2008.
As well publicized, a severe global recession is underway and negatively impacted the Company in the fourth quarter 2008 and the current quarter ended March 31, 2009. Current consensus expectations are that this recession will persist throughout most of 2009 and possibly into 2010. It is expected that the Company’s operations and financial results will continue to be negatively impacted in similar fashion during the balance of 2009.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the

PART I — CONTINUED
ITEM 4. CONTROLS AND PROCEDURES — CONTINUED
Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. An evaluation was carried out under the supervision and with the participation of the Company’s Management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures did maintain effective internal control over financial reporting as of March 31, 2009.
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
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There are no material changes from the legal proceedings previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
ITEM 1A. RISK FACTORS
There are no material changes from the risk factors previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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
Exhibit 31.1 Certification of Jeffrey S. Gorman, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2 Certification of Wayne L. Knabel, Vice President Finance, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32 Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Gorman-Rupp Company (Registrant)
Date: April 28, 2009
	By:	/s/ Wayne L. Knabel
Wayne L. Knabel
Vice President Finance