Form 10-Q
period 2009-06-30
GORMAN RUPP CO
filed 2009-07-28
CIK 42682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Common shares, without par value, outstanding at June 30, 2009. 16,707,535
*********************

The Gorman-Rupp Company and Subsidiaries
Three and Six Months Ended June 30, 2009 and 2008

PART I. FINANCIAL INFORMATION	3
Item 1. Financial Statements (Unaudited)	3
Condensed Consolidated Statements of Income -Three months ended June 30, 2009 and 2008 -Six months ended June 30, 2009 and 2008	3
Condensed Consolidated Balance Sheets -June 30, 2009 and December 31, 2008	4
Condensed Consolidated Statements of Cash Flows -Six months ended June 30, 2009 and 2008	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Quantitative and Qualitative Disclosures about Market Risk	15
Item 4. Controls and Procedures	15

PART II. OTHER INFORMATION	16
Item 1. Legal Proceedings	16
Item 1A. Risk Factors	16
Item 4. Submission of Matters to a Vote of Security Holders	16
Item 6. Exhibits	17
EX-3 Articles of Incorporation and By-laws
EX-4 Instruments Defining the Rights of Security Holders, including Indentures
EX-10 Material Contracts
EX-31.1 302 Principal Executive Officer (PEO) Certification
EX-31.2 302 Principal Financial Officer (PFO) Certification
EX-32 Section 1350 Certifications
EX-31.1
EX-31.2
EX-32

PART I. FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS (UNAUDITED)
THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Thousands of dollars, except per share amounts)	2009	2008	2009	2008

Net sales	$68,345	$84,031	$139,943	$165,465
Cost of products sold	52,555	63,625	108,808	125,215

Gross profit	15,790	20,406	31,135	40,250

Selling, general and administrative expenses	8,790	9,356	17,778	18,855

Operating income	7,000	11,050	13,357	21,395

Other income	144	947	909	1,563

Other expense	58	(64)	(196)	(137)

Income before income taxes	7,202	11,933	14,070	22,821

Income taxes	2,335	4,038	4,697	7,774

Net income	$4,867	$7,895	$9,373	$15,047

Basic and diluted earnings per share	$0.29	$0.47	$0.56	$0.90

Dividends paid per share	$0.10	$0.10	$0.20	$0.20

Average shares outstanding	16,707,535	16,703,035	16,707,535	16,703,035
See notes to condensed consolidated financial statements.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	June 30,	December 31,
(Thousands of dollars)	2009	2008

Assets

Current assets:

Cash and cash equivalents	$42,709	$23,793
Accounts receivable — net	41,307	48,200
Inventories — net	46,499	56,881
Deferred income taxes and other current assets	2,364	5,392

Total current assets	132,879	134,266

Property, plant and equipment	200,690	178,030
Less allowances for depreciation	100,871	97,624

Property, plant and equipment — net	99,819	80,406

Deferred income taxes and other assets	16,802	16,866

Total assets	$249,500	$231,538

Liabilities and shareholders’ equity

Current liabilities:

Accounts payable	$9,534	$15,878
Short-term debt	16,834	—
Payrolls and related liabilities	7,679	7,442
Accrued expenses	13,032	12,249

Total current liabilities	47,079	35,569

Income taxes payable	863	863
Retirement benefits	9,731	11,421
Postretirement benefits	24,639	24,020
Deferred income taxes	461	459

Total liabilities	82,773	72,332

The Gorman-Rupp Company shareholders’ equity Common shares, without par value:
Authorized — 35,000,000 shares
Outstanding — 16,707,535 shares in 2009 and 2008 (after deducting treasury shares of 604,683 in 2009 and 2008) at stated capital amount	5,099	5,099

Retained earnings	177,345	171,312
Accumulated other comprehensive loss	(16,384)	(17,823)

The Gorman-Rupp Company shareholders’ equity	166,060	158,588

Noncontrolling interest	667	618

Total shareholders’ equity	166,727	159,206

Total liabilities and shareholders’ equity	$249,500	$231,538

See notes to condensed consolidated financial statements.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
(Thousands of dollars)	2009	2008

Cash flows from operating activities:

Net income	$9,373	$15,047
Adjustments to reconcile net income attributable to net cash provided by operating activities:
Depreciation and amortization	4,236	3,882
Changes in operating assets and liabilities	13,538	(3,411)

Net cash provided by operating activities	27,147	15,518

Cash flows from investing activities:

Capital additions, net	(23,204)	(5,232)
Proceeds from sale of product line assets	1,210	—
Change in short-term investments	—	(838)

Net cash used for investing activities	(21,994)	(6,070)

Cash flows from financing activities:

Cash dividends	(3,342)	(3,341)
Proceeds from unsecured loan agreement	16,834	—

Net cash provided (used) for financing activities	13,492	(3,341)

Effect of exchange rate changes on cash	271	(51)

Net increase in cash and cash equivalents	18,916	6,056

Cash and cash equivalents:
Beginning of year	23,793	24,604

June 30,	$42,709	$30,660

See notes to condensed consolidated financial statements.

PART I
ITEM 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE A — BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company has evaluated subsequent events through July 28, 2009, the date these financial statements were issued.
NEW ACCOUNTING PRONOUNCEMENTS
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
In December, 2007 the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (FAS 160), an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements (ARB 51). FAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. FAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has a 10 percent noncontrolling interest in its investment in Gorman-Rupp Europe B.V. For the Company, FAS 160 was effective January 1, 2009. Income attributable to noncontrolling minority interest is not material and is therefore not presented separately in the condensed consolidated statement of income, but rather is included in other expense.
In December, 2008 the FASB issued FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Asset (FAS 132(R)-1). FAS 132(R)-1 requires employers to disclose information about fair value measurements of plan assets that are similar to the disclosures about fair value measurements required by FAS No. 157, Fair Value Measurements. Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FAS 132(R)-1 will have a material impact on its consolidated financial statements.

PART I — CONTINUED
ITEM 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
NOTE A — BASIS OF PRESENTATION OF FINANCIAL STATEMENTS — CONTINUED
In May, 2009 the FASB issued FAS No. 165, Subsequent Events FAS 165. FAS 165 sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted this statement as of June 30, 2009.
In June, 2009 the FASB issued FAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (FAS 168), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. FAS 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws as authoritative GAAP for SEC registrants. FAS 168 will become effective in the third quarter of 2009 and the Company does not expect it to have a material impact on its consolidated financial statements.
NOTE B — INVENTORIES
Inventories are stated at the lower of cost or market. The costs for substantially all inventories are determined using the last-in, first-out (LIFO) method, with the remainder determined using the first-in, first-out (FIFO) method. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management’s estimate of expected year-end inventory levels and costs. Some inventory quantities were reduced during the first six months 2009 resulting in a liquidation of some LIFO quantities carried at lower costs from earlier years compared to current year costs. The related effect increased net income by $631,000 or $0.04 per share.
The major components of inventories are as follows (net of LIFO reserves):

	June 30,	December 31,
(Thousands of dollars)	2009	2008

Raw materials and in-process	$26,392	$32,996
Finished parts	17,686	20,288
Finished products	2,421	3,597

Total inventories	$46,499	$56,881

NOTE C — FINANCING ARRANGEMENTS
The Company has an unsecured credit agreement dated November, 2008. Under the agreement, which matures in November 2009, subject to extension, the Company may borrow up to $25.0 million with interest at LIBOR plus 75 basis points, adjustable and payable monthly. Proceeds from this borrowing are used to partially finance the expansion of the Company’s Mansfield, Ohio manufacturing and office facilities. At June 30, 2009, there was $8.2 million borrowing capacity available under the agreement.

PART I — CONTINUED
ITEM 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
NOTE D — PRODUCT WARRANTIES
A liability is established for estimated future warranty and service claims based on historical claims experience, specific product failures and sales volume. The Company expenses warranty costs directly to cost of products sold. Changes in the Company’s product warranty liability are as follows:

	Six Months Ended
	June 30,
(Thousands of dollars)	2009	2008

Balance at beginning of year	$2,048	$1,682
Warranty costs	1,323	1,522
Settlements	(1,299)	(1,374)

Balance at end of quarter	$2,072	$1,830

NOTE E — COMPREHENSIVE INCOME
Comprehensive income and its components, net of tax, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Thousands of dollars)	2009	2008	2009	2008

Net income	$4,867	$7,895	$9,373	$15,047
Changes in cumulative foreign currency translation adjustments	1,179	38	498	(110)
Pension and OPEB adjustments	470	170	941	(24)

Total comprehensive income	$6,516	$8,103	$10,812	$14,913

NOTE F — INCOME TAXES
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
At June 30, 2009 the balance of unrecognized tax benefits had increased to approximately $925,000. The increase in the current year is primarily related to a $55,000 increase in current year tax positions. The June 30, 2009 balance of unrecognized tax benefits includes $675,000 which, if ultimately realized, will reduce the Company’s annual effective tax rate.

PART I — CONTINUED
ITEM 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
NOTE F — INCOME TAXES — CONTINUED
The statute of limitations in several jurisdictions will expire in the next 12 months. The Company has unrecognized tax benefits of $180,000 which would be recognized if the statute of limitations expires without the relevant taxing authority examining the applicable returns.
The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company generally is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2005. The Company was examined by the Canadian Revenue Agency for tax years ending 2004 — 2006 related to inter-company royalty payments. The Company received a final assessment during the first quarter 2009 and has filed a Competent Authority Appeal with both US and Canadian Competent Authorities to eliminate double tax treatment. Under the most recent US-Canadian tax protocol, Competent Authority assessments should achieve symmetry under binding arbitration. Any adjustment resulting from Competent Authority resolution of the examination is not expected to have a material impact on the financial position or future results of operations of the Company.
The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense for all periods presented. The Company had accrued approximately $201,000 for the payment of interest and penalties at January 1, 2009. An additional accrual of interest and penalties of approximately $48,000 was recorded for the three months ended June 30, 2009.
NOTE G — PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company sponsors a defined benefit pension plan covering substantially all employees hired prior to January 1, 2008. Additionally, the Company sponsors a defined contribution pension plan at one location not participating in the defined benefit pension plan. A 401(k) plan that includes a graduated Company match is also available. The Company also sponsors a non-contributory defined benefit health care plan that provides health benefits to substantially all retirees and their spouses. (See Note F — Pensions and Other Postretirement Benefits for the year ended December 31, 2008 included in the Company’s Form 10-K.)
For substantially all United States employees hired after January 1, 2008, an enhanced 401(k) plan is available instead of the Company’s defined benefit pension plan. Benefits are based on age and years of service with the Company. Employees hired prior to January 1, 2008 are not affected by the change.

PART I — CONTINUED

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
NOTE G — PENSION AND OTHER POSTRETIREMENT BENEFITS — CONTINUED
The following table presents the components of net periodic benefit cost:

	Pension Benefits		Postretirement Benefits
	Six Months Ended		Six Months Ended
	June 30,		June 30,
(Thousands of dollars)	2009	2008	2009	2008

Service cost	$1,376	$1,317	$605	$596
Interest cost	1,702	1,529	787	831
Expected return on plan assets	(1,768)	(2,097)	—	—
Amortization of loss	1,053	340	(113)	—

Benefit cost	$2,363	$1,089	$1,279	$1,427

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Second Quarter 2009 Compared to Second Quarter 2008
Net Sales

	Three Months Ended
	June 30,
(Thousands of dollars)	2009	2008	$ Change	% Change

Net sales	$68,345	$84,031	$(15,686)	(18.7)%

The global economic downturn continues to have a negative impact on the Company’s business, as evident by the decline in sales for the quarter which was across most of the markets the Company

PART I — CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
serves. The largest declines were in the construction and rental markets of $3.9 million, the OEM market of $3.8 million, the fire protection market of $2.9 million and wastewater of $1.6 million.
Cost of Products Sold

	Three Months Ended
	June 30,
(Thousands of dollars)	2009	2008	$ Change	% Change

Cost of products sold	$52,555	$63,625	$(11,070)	(17.4)%
% of Net sales	76.9%	75.7%

The decrease in cost of products sold was primarily due to lower sales volume which resulted in decreased material costs of $8.3 million, including a $2.0 million decrease in LIFO expense primarily due to reduced inventory levels resulting in partial liquidation of LIFO quantities carried at lower costs from earlier years compared to current year costs and lower inflation expectations for the remainder of 2009. Primarily due to lower production levels, manufacturing costs included decreases in compensation and payroll taxes of $1.8 million and supplies, patterns and tooling of $497,000. Partially offsetting these decreases were increases in pension expense of $465,000 resulting from the significant market value declines in the worldwide equity markets in 2008 and in healthcare expense of $397,000 due to increased medical claims and higher medical costs. The overall increase in cost of products sold as a percent of net sales was due primarily to decreased operating leverage on lower sales volume.
Selling, General, and Administrative Expenses (SG&A)

	Three Months Ended
	June 30,
(Thousands of dollars)	2009	2008	$ Change	% Change

Selling, general, and administrative expenses (SG&A)	$8,790	$9,356	$(566)	(6.1)%
% of Net sales	12.9%	11.1%

The decrease in SG&A expenses is principally due to lower advertising and travel expenses of $295,000 and $245,000, respectively, as the previous year included expenses related to the Construction Expo and IFAT trade shows held every three years. In addition, these types of expenses have been curtailed due to the economic downturn. Also, profit sharing expense decreased $215,000 related to lower operating income. Partially offsetting these decreases is increased healthcare expense of $215,000 due to increased medical claims and higher medical costs.

PART I — CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Other Income

	Three Months Ended
	June 30,
(Thousands of dollars)	2009	2008	$ Change	% Change

Other income	$144	$947	$(803)	(84.8)%
% of Net sales	0.2%	1.1%

The decrease in other income is primarily due to the final accounting in the second quarter of 2008 for insurance proceeds related to property damage caused by flooding of a facility at the Company’s Mansfield Division in August 2007.
Net Income

	Three Months Ended
	June 30,
(Thousands of dollars)	2009	2008	$ Change	% Change

Income before income taxes	$7,202	$11,933	$(4,731)	(39.7)%
% of Net sales	10.5%	14.2%
Income taxes	$2,335	$4,038	$(1,703)	(42.2)%
Effective tax rate	32.4%	33.8%
Net income	$4,867	$7,895	$3,028	(38.4)%
% of Net sales	7.1%	9.4%
Earnings per share	$0.29	$0.47	$(0.18)	(38.3)%

Six Months 2009 Compared to Six Months 2008
Net Sales

	Six Months Ended
	June 30,
(Thousands of Dollars)	2009	2008	$ Change	% Change

Net sales	$139,943	$165,465	$(25,522)	(15.4)%

The global economic downturn continues to have a negative impact on the Company’s business, as declines in sales in the first six months of 2009 were across most of the markets the Company serves. The largest declines were in the construction and rental markets of $8.0 million, the fire protection market of $4.1 million, the OEM market of $3.7 million and wastewater of $2.5 million.
The backlog at June 30, 2009 was $82.9 million compared to $119.6 million at June 30, 2008, representing a 31% decrease primarily due to a lessening of orders in the fire protection and original equipment markets.

PART I — CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Cost of Products Sold

	Six Months Ended
	June 30,
(Thousands of Dollars)	2009	2008	$ Change	% Change

Cost of products sold	$108,808	$125,215	$(16,407)	(13.1)%
% of Net sales	77.8%	75.7%

The decrease in cost of products sold was primarily due to lower sales volume, which resulted in decreased material costs of $12.5 million, including a $1.4 million decrease in LIFO expense due to reduced inventory levels resulting in partial liquidation of LIFO quantities carried at lower costs from earlier years compared to current year costs and lower inflation expectations for the remainder of 2009. Manufacturing costs included decreases in compensation and payroll taxes of $2.8 million and supplies, patterns and tooling of $840,000 primarily due to lower production levels. Also, profit sharing expense decreased $510,000 related to lower operating income. Partially offsetting these decreases are increases in pension expense of $929,000 resulting from the significant market value declines in the worldwide equity markets in 2008 and in healthcare expense of $420,000 due to increased medical claims and higher medical costs. The overall increase in cost of products sold as a percent of net sales was due primarily to decreased operating leverage on lower sales volume.
Selling, General, and Administrative Expenses (SG&A)

	Six Months Ended
	June 30,
(Thousands of Dollars)	2009	2008	$ Change	% Change

Selling, general, and administrative expenses (SG&A)	$17,778	$18,855	$(1,077)	(5.7)%
% of Net sales	12.7%	11.4%

The decrease in SG&A expenses is principally due to lower advertising and travel expenses of $428,000 and $365,000, respectively, as the previous year included expenses related to the Construction Expo and IFAT trade shows held every three years. In addition, these types of expenses have been curtailed due to the economic downturn. Also, profit sharing expense decreased $316,000 related to lower operating income and business tax decreased $213,000 due to an amended franchise tax return. Partially offsetting these decreases are increases in pension expense of $361,000 resulting from the significant market value declines in the worldwide equity markets in 2008 and in healthcare expense of $316,000 due to increased medical claims and higher medical costs.

PART I — CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Other Income

	Six Months Ended
	June 30,

(Thousands of Dollars)	2009	2008	$ Change	% Change

Other income	$909	$1,563	$(654)	(41.8)%
% of Net sales	0.7%	0.9%

The decrease in other income is primarily due to lower interest income due to a decline in interest rates.
Net Income

	Six Months Ended
	June 30,

(Thousands of Dollars)	2009	2008	$ Change	% Change

Income before income taxes	$14,070	$22,821	$(8,751)	(38.4)%
% of Net sales	10.1%	13.8%
Income taxes	$4,697	$7,774	$(3,077)	(39.6)%
Effective tax rate	33.4%	34.1%
Net income	$9,373	$15,047	$(5,674)	(37.7)%
% of Net sales	6.7%	9.1%
Earnings per share	$0.56	$0.90	$(0.34)	(37.8)%

Liquidity and Sources of Capital

	Six Months Ended
	June 30,

(Thousands of dollars)	2009	2008	$ Change	% Change

Net cash provided by operating activities	$27,147	$15,518	$11,629	74.9%
Net cash used for investing activities	21,994	6,070	15,924	262.3
Net cash provided by (used for) financing activities	13,492	(3,341)	16,833	503.8

Cash provided by operating activities resulted primarily from cash being made available due to reduced inventory levels of $9.0 million and lower accounts receivable balances of $7.1 million due to lower sales volume. Partially offsetting these increases to cash was a decrease in accounts payable of $6.3 million.
Investing activities for the six months ended June 30, 2009 primarily consisted of capital expenditures related to the consolidation and expansion of the Mansfield, Ohio facilities of $19.6 million and

PART I — CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
machinery and equipment additions of $3.8 million. Total capital expenditures for the previously announced expansion of the Mansfield, Ohio facilities (facilities) of $42.9 million have been incurred as of June 30, 2009.
Financing activities for the six months ended June 30, 2009 consisted of short-term borrowings of $16.8 million at LIBOR plus 75 basis points to partially finance the above mentioned facilities. Also included were payments for dividends of $3.3 million. The ratio of current assets to current liabilities was 2.8 to 1 at June 30, 2009 and 4.4 to 1 at June 30, 2008.
As well publicized, a severe global recession is underway and negatively impacted the Company in the fourth quarter 2008 and the six months ended June 30, 2009. Current consensus expectations are that this recession will persist throughout most of 2009 and possibly into 2010. It is expected that the Company’s operations and financial results will continue to be negatively impacted in similar fashion during the balance of 2009.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. An evaluation was carried out under the supervision and with the participation of the Company’s Management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures did maintain effective internal control over financial reporting as of June 30, 2009.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The annual meeting of the shareholders of the Company was held on April 23, 2009. At this meeting the shareholders approved the following management proposals:
1.	Fix the number of Directors of the Company at eight and elect eight Directors to hold office until the next annual meeting of shareholders and until their successors are elected and qualified.

	Number of votes
	For	Abstain/Withheld

James C. Gorman	13,872,826	96,647
Jeffrey S. Gorman	13,876,103	93,370
M. Ann Harlan	13,876,543	92,930
Thomas E. Hoaglin	13,770,291	199,182
Christopher H. Lake	13,022,859	946,614
Dr. Peter B. Lake	13,746,447	223,026
Rick R. Taylor	13,885,065	84,408
W. Wayne Walston	13,880,728	88,745
2.	Ratify the appointment by the Audit Review Committee of the Board of Directors of Ernst & Young LLP as independent public accountants for the Company during the year ending December 31, 2009.

Number of votes
For	Against	Abstain/Withheld

13,861,202	85,252	23,019

ITEM 6. EXHIBITS
(a)	Exhibits
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
Exhibit 31.1 Certification of Jeffrey S. Gorman, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2 Certification of Wayne L. Knabel, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32 Certification pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Gorman-Rupp Company (Registrant)
Date: July 28, 2009	By:	/s/ Wayne L. Knabel
Wayne L. Knabel
Chief Financial Officer