Form 10-Q
period 2009-09-30
GORMAN RUPP CO
filed 2009-10-27
CIK 42682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-6747
The Gorman-Rupp Company
(Exact name of registrant as specified in its charter)

Ohio	34-0253990

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 South Airport Road, Mansfield, Ohio	44903

(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Common shares, without par value, outstanding at September 30, 2009. 16,710,535
*********************

The Gorman-Rupp Company and Subsidiaries
Three and Nine Months Ended September 30, 2009 and 2008

PART I. FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)
THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Thousands of dollars, except per share amounts)	2009	2008	2009	2008

Net sales	$64,096	$84,188	$204,039	$249,653
Cost of products sold	47,996	64,016	156,804	189,231

Gross profit	16,100	20,172	47,235	60,422

Selling, general and administrative expenses	8,373	9,140	26,151	27,995

Operating income	7,727	11,032	21,084	32,427

Other income	142	440	1,051	2,003

Other expense	(64)	(63)	(260)	(200)

Income before income taxes	7,805	11,409	21,875	34,230

Income taxes	2,628	4,024	7,325	11,798

Net income	$5,177	$7,385	$14,550	$22,432

Basic and diluted earnings per share	$0.31	$0.44	$0.87	$1.34

Dividends paid per share	$0.10	$0.10	$0.30	$0.30

Average shares outstanding	16,710,535	16,707,187	16,708,546	16,704,429
See notes to condensed consolidated financial statements.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	September 30,	December 31,
(Thousands of dollars)	2009	2008
Assets

Current assets:

Cash and cash equivalents	$54,236	$23,793
Short-term investments	1,500	—
Accounts receivable — net	39,371	48,200
Inventories — net	43,961	56,881
Deferred income taxes and other current assets	4,423	5,392

Total current assets	143,491	134,266

Property, plant and equipment	211,970	178,030
Less allowances for depreciation	103,482	97,624

Property, plant and equipment — net	108,488	80,406

Deferred income taxes and other assets	15,562	16,866

Total assets	$267,541	$231,538

Liabilities and shareholders’ equity

Current liabilities:

Accounts payable	$10,981	$15,878
Short-term debt	24,806	—
Payrolls and related liabilities	9,265	7,442
Accrued expenses	14,937	12,249

Total current liabilities	59,989	35,569

Income taxes payable	863	863
Retirement benefits	9,186	11,421
Postretirement benefits	24,994	24,020
Deferred income taxes	466	459

Total liabilities	95,498	72,332

The Gorman-Rupp Company shareholders’ equity
Common shares, without par value:
Authorized — 35,000,000 shares
Outstanding — 16,710,535 shares in 2009 and 16,707,535 in 2008 (after deducting treasury shares of 601,683 in 2009 and 604,683 in 2008) at stated capital amount	5,100	5,099

Retained earnings	180,911	171,312
Accumulated other comprehensive loss	(14,671)	(17,823)

The Gorman-Rupp Company shareholders’ equity	171,340	158,588

Noncontrolling interest	703	618

Total shareholders’ equity	172,043	159,206

Total liabilities and shareholders’ equity	$267,541	$231,538

See notes to condensed consolidated financial statements.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
(Thousands of dollars)	2009	2008

Cash flows from operating activities:

Net income	$14,550	$22,432
Adjustments to reconcile net income attributable to net cash provided by operating activities:
Depreciation and amortization	6,288	5,888
Changes in operating assets and liabilities	23,038	(922)

Net cash provided by operating activities	43,876	27,398

Cash flows from investing activities:

Capital additions, net	(33,838)	(11,890)
Proceeds from sale of product line assets	1,315	—
Change in short-term investments	(1,500)	5,585

Net cash used for investing activities	(34,023)	(6,305)

Cash flows from financing activities:

Cash dividends	(5,011)	(5,010)
Proceeds from unsecured loan agreement	24,806	—

Net cash provided (used) for financing activities	19,795	(5,010)

Effect of exchange rate changes on cash	795	(852)

Net increase in cash and cash equivalents	30,443	15,231

Cash and cash equivalents:
Beginning of year	23,793	24,604

September 30,	$54,236	$39,835

See notes to condensed consolidated financial statements.

PART I

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE A — BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company has evaluated subsequent events through October 27, 2009, the date these financial statements were issued.
NEW ACCOUNTING PRONOUNCEMENTS
In December 2007, the FASB issued new guidance that changes the accounting and reporting for minority interests. The new guidance requires minority interest to be recharacterized as noncontrolling interests and classified as a component of equity. The new requirements are effective for fiscal years beginning after December 15, 2008. The Company has a 10 percent noncontrolling interest in its investment in Gorman-Rupp Europe B.V. For the Company, the new requirements were effective January 1, 2009. Income attributable to noncontrolling interest is not material and is therefore not presented separately in the condensed consolidated statement of income, but rather is included in other expense.
In December 2008, the FASB issued new guidance which requires employers to disclose information about fair value measurements of employee benefit plan assets. Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of employee benefit plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of employee benefit plan assets. The new requirements are effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of the new guidance to have a material impact on its consolidated financial statements.
In May 2009, the FASB issued new guidance that sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted this new guidance as of June 30, 2009.
In June 2009, the FASB issued FAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (FAS 168), which establishes the FASB Accounting Standards Codification (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. FAS 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws as authoritative GAAP for SEC registrants. The Company adopted this statement as of September 30, 2009.

PART I

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
NOTE B — INVENTORIES
Inventories are stated at the lower of cost or market. The costs for substantially all inventories are determined using the last-in, first-out (LIFO) method, with the remainder determined using the first-in, first-out (FIFO) method. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management’s estimate of expected year-end inventory levels and costs. Inventory quantities were reduced during the first nine months of 2009 resulting in a partial liquidation of LIFO quantities carried at lower costs from earlier years compared to current year costs. The related effect increased net income by $1.2 million or $0.07 per share.
The major components of inventories are as follows (net of LIFO reserves):

	September 30,	December 31,
(Thousands of dollars)	2009	2008
Raw materials and in-process	$23,645	$32,996
Finished parts	17,936	20,288
Finished products	2,380	3,597

Total inventories	$43,961	$56,881

NOTE C — FINANCING ARRANGEMENTS
The Company has an unsecured credit agreement dated November, 2008. Under the agreement, which matures in November 2009, subject to extension, the Company may borrow up to $25.0 million with interest at LIBOR plus 75 basis points, adjustable and payable monthly. Proceeds from this borrowing are used to partially finance the expansion of the Company’s Mansfield, Ohio manufacturing and office facilities. At September 30, 2009, there was $194,000 borrowing capacity available under the agreement.

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
NOTE D — PRODUCT WARRANTIES
A liability is established for estimated future warranty and service claims based on historical claims experience, specific product failures and sales volume. The Company expenses warranty costs directly to cost of products sold. Changes in the Company’s product warranty liability are as follows:

	Nine Months Ended
	September 30,
(Thousands of dollars)	2009	2008
Balance at beginning of year	$2,048	$1,682
Warranty costs	1,503	2,357
Settlements	(1,643)	(2,112)

Balance at end of quarter	$1,908	$1,927

NOTE E — COMPREHENSIVE INCOME
Comprehensive income and its components, net of tax, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Thousands of dollars)	2009	2008	2009	2008
Net income	$5,177	$7,385	$14,550	$22,432
Changes in cumulative foreign currency translation adjustments	1,242	(1,379)	1,740	(1,489)
Pension and OPEB adjustments	471	169	1,412	145

Total comprehensive income	$6,890	$6,175	$17,702	$21,088

NOTE F — INCOME TAXES
The Company follows the provisions of ASC 740 — Income Taxes. Accordingly, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.
The amount of unrecognized tax benefits as of January 1, 2009 of $870,000 includes $685,000 which, if ultimately recognized, will reduce the Company’s annual effective tax rate.
At September 30, 2009 the balance of unrecognized tax benefits had decreased to approximately $846,000. The decrease in the current year is primarily related to a $70,000 increase in current year tax positions, a $2,000 increase in prior period tax positions, and a reduction as a result of a lapse of the applicable statute of limitations of $95,000. The September 30, 2009 balance of unrecognized tax benefits includes $594,000 which, if ultimately realized, will reduce the Company’s annual effective tax rate.
The statute of limitations in several jurisdictions will expire in the next 12 months. The Company has unrecognized tax benefits of $86,000 which would be recognized if the statute of limitations expires without the relevant taxing authority examining the applicable returns.

PART I — CONTINUED

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
NOTE F — INCOME TAXES — CONTINUED
The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. Except as noted below, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2005.
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
The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense for all periods presented. The Company had accrued approximately $201,000 for the payment of interest and penalties at January 1, 2009. An additional accrual of interest and penalties of approximately $40,000 was recorded for the nine months ended September 30, 2009.
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

PART I — CONTINUED

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
NOTE G — PENSION AND OTHER POSTRETIREMENT BENEFITS — CONTINUED
The following table presents the components of net periodic benefit cost:

	Pension Benefits		Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
(Thousands of dollars)	2009	2008	2009	2008
Service cost	$2,064	$1,975	$907	$894
Interest cost	2,553	2,293	1,181	1,247
Expected return on plan assets	(2,652)	(3,145)	—	—
Amortization of loss	1,580	511	(169)	—

Benefit cost	$3,545	$1,634	$1,919	$2,141

NOTE H — FLOOD INSURANCE RECOVERIES
In September 2009, the Company’s Patterson Pump Company subsidiary was damaged by flooding. The Company maintains insurance coverage, including flood insurance, which provides for reimbursement of losses resulting from property damage, loss of product and business interruption. As of September 30, 2009, the Company recorded a liability for estimated costs and damages related to the flood of $1.5 million for which a receivable also has been recorded, less a $50,000 deductible.

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
Third Quarter 2009 Compared to Third Quarter 2008
Net Sales

	Three Months Ended
	September 30,
(Thousands of dollars)	2009	2008	$ Change	% Change
Net sales	$64,096	$84,188	$(20,092)	(23.9)%
The global economic downturn continues to have a negative impact on the Company’s business, resulting in the decline in sales for the quarter across most of the markets the Company serves. The largest declines were in the fire protection market of $6.9 million, the construction and rental markets of $4.9 million, the OEM market of $2.6 million, wastewater of $2.5 million and the industrial market of $2.2 million. Partially offsetting these decreases was an increase in custom pump sales of $2.3 million.
Cost of Products Sold

	Three Months Ended
	September 30,
(Thousands of dollars)	2009	2008	$ Change	% Change
Cost of products sold	$47,996	$64,016	$(16,020)	(25.0)%
% of Net sales	74.9%	76.0%
The decrease in cost of products sold was primarily due to lower sales volume which resulted in decreased material costs of $12.1 million, including a $2.4 million decrease in LIFO expense due to reduced inventory levels resulting in partial liquidation of LIFO quantities and lower inflation expectations for the remainder of 2009. Primarily due to lower production levels, manufacturing costs included decreases in compensation and payroll taxes of $2.0 million and supplies, patterns and tooling of $544,000. In addition, warranty expense decreased $655,000 due to estimates related to lower sales volume and claims experience. Partially offsetting these decreases was increased pension expense of $451,000 resulting from the significant market value declines in the worldwide equity markets in 2008. The overall decrease in cost of products sold as a percent of net sales was due primarily to decreased LIFO expense as mentioned above.
Selling, General, and Administrative Expenses (SG&A)

	Three Months Ended
	September 30,
(Thousands of dollars)	2009	2008	$ Change	% Change
Selling, general, and administrative expenses (SG&A)	$8,373	$9,140	$(767)	(8.4)%
% of Net sales	13.1%	10.9%

PART I — CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
The decrease in SG&A expenses is principally due to lower advertising and travel expenses of $309,000 as the previous year included expenses related to trade shows. In addition, the level of these types of expenses has been curtailed in 2009 due to the economic downturn. Also, compensation and payroll taxes decreased $295,000 principally due to reduced headcount and temporary salary reductions, and profit sharing expense decreased $112,000 related to lower operating income.
Other Income

	Three Months Ended
	September 30,
(Thousands of dollars)	2009	2008	$ Change	% Change
Other income	$142	$440	$(298)	(67.7)%
% of Net sales	.2%	0.5%
The decrease in other income is primarily due to lower interest income due to a decline in interest rates.
Net Income

	Three Months Ended
	September 30,
(Thousands of dollars)	2009	2008	$ Change	% Change
Income before income taxes	$7,805	$11,409	$(3,604)	(31.6)%
% of Net sales	12.2%	13.6%

Income taxes	$2,628	$4,024	$(1,396)	(34.7)%
Effective tax rate	33.7%	35.3%

Net income	$5,177	$7,385	$(2,208)	(29.9)%
% of Net sales	8.1%	8.8%

Earnings per share	$0.31	$0.44	$(0.13)	(29.5)%
Nine Months 2009 Compared to Nine Months 2008
Net Sales

	Nine Months Ended
	September 30,
(Thousands of Dollars)	2009	2008	$ Change	% Change
Net sales	$204,039	$249,653	$(45,614)	(18.3)%
The global economic downturn continues to have a negative impact on the Company’s business, as declines in sales in the first nine months of 2009 were across most of the markets the Company serves.

PART I — CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
The largest declines were in the construction and rental markets of $13.4 million, the fire protection market of $11.2 million, the OEM market of $6.4 million, wastewater of $5.0 million and the industrial market of $4.9 million.
The backlog at September 30, 2009 was $85.2 million compared to $128.3 million at September 30, 2008, representing a 34% decrease primarily due to a lessening of orders in the fire protection and original equipment markets.
Cost of Products Sold

	Nine Months Ended
	September 30,
(Thousands of Dollars)	2009	2008	$ Change	% Change
Cost of products sold	$156,804	$189,231	$(32,427)	(17.1)%
% of Net sales	76.9%	75.8%
The decrease in cost of products sold was primarily due to lower sales volume, which resulted in decreased material costs of $24.6 million, including a $3.8 million decrease in LIFO expense due to reduced inventory levels resulting in partial liquidation of LIFO quantities and lower inflation expectations for the remainder of 2009. Manufacturing costs included decreases in compensation and payroll taxes of $4.9 million and supplies, patterns and tooling of $1.4 million primarily due to lower production levels. Also, warranty expense decreased $854,000 due to estimates related to lower sales volume and claims experience and profit sharing expense decreased $705,000 related to lower operating income. Partially offsetting these decreases is increased pension expense of $1.4 million resulting from the significant market value declines in the worldwide equity markets in 2008. The overall increase in cost of products sold as a percent of net sales was due primarily to decreased operating leverage on lower sales volume.
Selling, General, and Administrative Expenses (SG&A)

	Nine Months Ended
	September 30,
(Thousands of Dollars)	2009	2008	$ Change	% Change
Selling, general, and administrative expenses (SG&A)	$26,151	$27,995	$(1,844)	(6.6)%
% of Net sales	12.8%	11.2%

PART I — CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
The decrease in SG&A expenses is principally due to lower advertising and travel expenses of $1.1 million and supplies of $303,000 as the previous year included expenses related to the Construction Expo and IFAT trade shows held every three years. In addition, the level of these types of expenses has been curtailed in 2009 due to the economic downturn. Profit sharing expense decreased $428,000 related to lower operating income and business taxes decreased $229,000 due to amended franchise tax returns and reduced income. Compensation and payroll taxes decreased $199,000 principally due to reduced headcount and temporary salary reductions. Professional services decreased $182,000 primarily due to expenses in 2008 relating to computer system upgrades. Partially offsetting these decreases are increases in pension expense of $537,000 resulting from the significant market value declines in the worldwide equity markets in 2008 and in healthcare expense of $420,000 due to increased medical claims and higher medical costs.
Other Income

	Nine Months Ended
	September 30,
(Thousands of Dollars)	2009	2008	$ Change	% Change
Other income	$1,051	$2,003	$(952)	(47.5)%
% of Net sales	0.5%	0.8%
The decrease in other income is primarily due to lower interest income due to a decline in interest rates.
Net Income

	Nine Months Ended
	September 30,
(Thousands of Dollars)	2009	2008	$ Change	% Change
Income before income taxes	$21,875	$34,230	$(12,355)	(36.1)%
% of Net sales	10.7%	13.7%

Income taxes	$7,325	$11,798	$(4,473)	(37.9)%
Effective tax rate	33.5%	34.5%

Net income	$14,550	$22,432	$(7,882)	(35.1)%
% of Net sales	7.1%	9.0%

Earnings per share	$0.87	$1.34	$(0.47)	(35.1)%
Liquidity and Sources of Capital

	Nine Months Ended
	September 30,
(Thousands of dollars)	2009	2008	$ Change
Net cash provided by operating activities	$43,876	$27,398	$16,478
Net cash used for investing activities	34,023	6,305	27,718
Net cash provided by (used for) financing activities	19,795	(5,010)	24,805

PART I — CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Cash provided by operating activities resulted primarily from cash being made available due to reduced inventory levels of $11.5 million and lower accounts receivable balances of $8.9 million due to lower sales volume. Also, cash of $2.4 million was provided by the reduction of prepaid income taxes applied to the Company’s current tax liability. Partially offsetting these increases to cash was a decrease in accounts payable of $4.9 million.
Investing activities for the nine months ended September 30, 2009 primarily consisted of capital expenditures related to the consolidation and expansion of the Mansfield, Ohio facilities of $28.3 million and machinery and equipment additions of $6.1 million. Total capital expenditures for the previously announced expansion of the Mansfield, Ohio facilities (facilities) of $51.7 million have been incurred as of September 30, 2009.
Financing activities for the nine months ended September 30, 2009 consisted of short-term borrowings of $24.8 million at LIBOR plus 75 basis points to partially finance the above mentioned facilities. Also included were payments for dividends of $5.0 million. The ratio of current assets to current liabilities was 2.4 to 1 at September 30, 2009 and 4.0 to 1 at September 30, 2008.
The Company has been negatively impacted by the severe global recession during the fourth quarter 2008 and the nine months ended September 30, 2009. It is expected that the Company’s operations and financial results will continue to be negatively impacted in similar fashion during the balance of 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK
The Company’s foreign operations do not involve material risks due to their relative size, both individually and collectively. The Company is not exposed to material market risks as a result of its export sales or operations outside of the United States. Export sales generally are denominated in U.S. Dollars and made on open account or under letters of credit.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. An evaluation was carried out under the supervision and with the participation of the Company’s Management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures did maintain effective internal control over financial reporting as of September 30, 2009.

PART I — CONTINUED

ITEM 4.	CONTROLS AND PROCEDURES — CONTINUED
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
PART II. OTHER INFORMATION

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

The Gorman-Rupp Company (Registrant)
Date: October 27, 2009	By:	/s/ Wayne L. Knabel
Wayne L. Knabel
Chief Financial Officer