Form 10-K
period 2009-12-31
GORMAN RUPP CO
filed 2010-03-05
CIK 42682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-6747
THE GORMAN-RUPP COMPANY
(Exact name of Registrant as specified in its charter)

Ohio	34-0253990

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 South Airport Road, Mansfield, Ohio	44903

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (419) 755-1011
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered

Common Shares, without par value	NYSE Amex

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in the definitive proxy statement or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the aggregate market value of the voting common equity held by non-affiliates of the Registrant. The aggregate market value is computed by reference to the price at which the common equity was sold as of June 30, 2009. $200,324,754
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of March 1, 2010.
Common Shares, without par value—16,707,535
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2009 Annual Report to Shareholders incorporated by reference into Part II (Items 5-9A).
Portions of Notice of 2010 Annual Meeting of Shareholders and related Proxy Statement incorporated by reference into Part III (Items 10-14).
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
PRODUCTS
The Company operates principally in one business segment, the manufacture and sale of pumps and related fluid control equipment and systems. The following table sets forth, for the years 2007 through 2009, the total net sales, income before income taxes and total assets ($000 omitted) of the Company.

	2009	2008	2007
Net Sales	$266,242	$330,646	$305,562
Income Before Income Taxes	27,255	40,494	35,383
Assets	249,424	231,538	211,534
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
Many of the Company’s smallest pumps are sold to customers for incorporation into such products as food processing, chemical, photo processing, waste treatment, HVAC equipment, appliances, solar heating, and for automated explosives detection systems in airports.

PART I — CONTINUED

ITEM 1.	BUSINESS — CONTINUED
MARKETING
Except for government and export sales, the Company’s pumps are marketed in the United States and Canada through a network of about 1,000 distributors, through manufacturers’ representatives (for sales to many original equipment manufacturers), through third-party distributor catalogs, and by direct sales. The Company is continuously seeking alliances to further enhance marketing opportunities. Government sales are handled directly by the Company; and export sales are made primarily through foreign distributors and representatives. During 2009, 2008 and 2007, there were no shipments to any single customer that exceeded 10% of total net sales.
Gorman-Rupp continues to actively pursue international business opportunities and, in 2009, shipped its pumps to over 100 countries across the globe. In April 2007, the Company’s wholly owned subsidiary, The Gorman-Rupp International Company, purchased a 90% controlling equity interest in Wavo Pompen B.V. located in The Netherlands, which was subsequently renamed Gorman-Rupp Europe B.V. The Company’s foreign operations do not involve financial or other material risks due to their small size, both individually and collectively.
As a result of this active pursuit of international business, approximately $96.4 million of 2009 sales were made to customers in over 100 countries outside the United States, as compared to $103.2 million in 2008 and $88.1 million in 2007. International sales represented 36%, 31% and 29% of total sales in 2009, 2008 and 2007, respectively. No sales made to customers in any one foreign country amounted to more than 5% of total sales during 2009, 2008 or 2007. The Company continues its efforts to penetrate international markets principally by its aggressive response to worldwide pumping needs.
COMPETITION
Since the late 1990’s, a number of consolidations have occurred within the highly competitive pump industry. As a consequence, numerous pump competitors now exist as subsidiaries, divisions or departments within larger corporations. Foreign-sourced pumps have also increasingly penetrated into the Company’s domestic markets.
Gorman-Rupp estimates that 80 other domestic and global companies selling pumps and pump units compete in one or more of the lines of business and applications which comparable products of the Company are utilized. International competitors are based mostly in Europe and Asia. Many pumps are specifically designed and engineered for a particular customer’s application. The Company believes that proper application, product performance, and quality of delivery and service are the principal methods of competition, and attributes its success to its continued emphasis in these areas.
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

PART I — CONTINUED

ITEM 1.	BUSINESS — CONTINUED
The Company purchases motors for its polypropylene bellows pumps and magnetic drive pumps from several alternative vendors; and motor components for its large submersible pumps, and motors and engines for its pumps systems from a limited number of suppliers. Small motor requirements are also currently sourced from alternative suppliers.
The other production operations of the Company consist of the machining of castings, the cutting, shaping and welding of bar stock and structural members, the design and assembly of electrical control panels, the manufacture of a few minor components, and the assembling, painting and testing of its products. Virtually all of the Company’s products are tested prior to shipment.
OTHER ASPECTS
As of December 31, 2009, the Company employed approximately 957 persons, of whom approximately 568 were hourly employees. The Company has no collective bargaining agreements, has never experienced a strike and considers its labor relations to be satisfactory.
Although the Company owns a number of patents, and several of them are important to its business, Gorman-Rupp believes that the business of the Company is not materially dependent upon any one or more patents. The Company’s patents, trademarks and other intellectual property are adequate for its business purposes.
The backlog of orders at December 31, 2009 was valued at $93.7 million compared to $107.8 million at December 31, 2008. About 99% of the Company’s backlog of unfilled orders is scheduled to be shipped during 2010, with the remainder during 2011.
AVAILABLE INFORMATION
The Company maintains a website accessible through its Internet address of www.gormanrupp.com. Gorman-Rupp makes available free of charge on or through www.gormanrupp.com its Annual Report to Shareholders, its annual reports on Form 10-K, its quarterly reports on Form 10-Q, and its current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after those reports (and any amendments) are electronically filed with or furnished to the Securities and Exchange Commission (“Commission”). As noted in Gorman-Rupp’s Annual Report to Shareholders, a paper copy of the Company’s Form 10-K is also available free of charge upon written request to the Company’s Corporate Secretary. However, the information contained on the Company’s website is not a part of this Form 10-K or any other report filed with or furnished to the Commission.

ITEM 1A.	RISK FACTORS
Market influences and cost pressures
The overall pump industry is cyclical in nature, and some of its business activity is generally related to conditions in the durable goods and capital equipment markets. The Company cannot predict the timing or extent of future economic or market swings. Additionally, raw material and energy purchases are major drivers of costs in the manufacture of pumps, and these costs are highly unpredictable. While efforts are made to recoup higher production costs through increased prices, the future acceptability of such price increases by customers is not guaranteed due to the highly competitive market place.

PART I — CONTINUED

ITEM 1A.	RISK FACTORS — CONTINUED
Family ownership of common equity
A substantial percentage of the Company’s Common Shares is held by various members of the Gorman and Rupp families and their affiliates. These family holdings do not typically trade; therefore, the Common Shares, in part because of these circumstances, generally have a history of relatively thin trading experiences on the NYSE Amex Exchange.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
The Company has not received any written comments from the Commission staff regarding its periodic or current reports under the Securities Exchange Act of 1934 within 180 days before the end of its fiscal year to which this Form 10-K relates.

ITEM 2.	PROPERTIES
All of the production operations of the Company are conducted at its plants located in Mansfield and Bellville, Ohio; Toccoa, Georgia; Royersford, Pennsylvania; St. Thomas, Ontario, Canada; County Westmeath, Ireland; and Leeuwarden, The Netherlands. All of these properties, except the plants in Leeuwarden, The Netherlands and County Westmeath, Ireland are owned in fee without any material encumbrance. The Company similarly owns a facility in Sparks, Nevada comprising a training center and warehouse, and a former production plant in Oklahoma now used for warehousing and office space. In addition, the Company leases warehouse facilities in Bangkok, Thailand and Culemborg, The Netherlands to house pumps and pump parts. The Company’s various production facilities and warehouses are described below in more detail.

		Company
	Square	Operation
Location	Footage	Start Date	Description of Production Activity

Mansfield, Ohio	238,000	1947	Vacant (1)
	134,200	1968	Assembly, Warehousing and Office (2)
	11,500	1979	Vacant (3)
	83,500	1983	Vacant (4)
	365,600	2000	Machining, Assembly and Warehousing (5)
	460,500	2009	Assembly, Warehousing and Office (5)

Bellville, Ohio	93,200	1953	Assembly, Warehousing and Office (6)

Toccoa, Georgia	171,750	1988	Manufacturing, Warehousing and Office (7)
	31,800	2006	Assembly and Warehousing (8)

St. Thomas, Ontario, Canada	52,600	1960	Manufacturing, Warehousing and Office (9)

County Westmeath, Ireland	10,000	1998	Manufacturing (10)

Royersford, Pennsylvania	78,400	2002	Manufacturing, Warehousing and Office (11)
	43,100	2002	Warehousing (12)

PART I — CONTINUED

ITEM 2.	PROPERTIES — CONTINUED

		Company
	Square	Operation
Location	Footage	Start Date	Description of Production Activity

Sand Springs, Oklahoma	28,200	1977	Warehousing and Office (13)

Leeuwarden, The Netherlands	16,210	2002	Warehousing (14)
	10,193	2007	Assembly, Warehousing and Office (15)

Culemborg, The Netherlands	10,150	2007	Warehousing and Office (16)
	2,691	2007	Warehousing (17)

Sparks, Nevada	26,000	1972	Warehousing (18)

Bangkok, Thailand	3,000	2006	Warehousing (19)

(1)	The original production plant, located on a 26 acre site, was built in 1917 and has been expanded on several occasions, the latest in 1973. During the fourth quarter 2009, all operations from this facility were relocated to a newly constructed facility near the Mansfield Lahm Airport.

(2)	This facility, also situated on the foregoing 26 acre site, has been frequently expanded, most recently in 1994 and includes a modern testing facility.

(3)	This facility is located on 3.4 acres adjacent to the Company’s 26 acre site. This facility comprised human resources and advertising operations for the Mansfield Division, and the Company’s training center. During the fourth quarter 2009, all operations from this facility were relocated to a newly constructed facility near the Mansfield Lahm Airport.

(4)	This facility was built in 1920 and is located on 3.4 acres adjacent to the Company’s 26 acre site. This facility was renovated in 1983. During the fourth quarter 2009, all operations from this facility were relocated to a newly constructed facility near the Mansfield Lahm Airport.

(5)	In 1997, the Company purchased 90 acres of undeveloped land near the Mansfield Lahm Airport for future expansion and consolidation of facilities for the Mansfield Division and the Corporate Office. In 1998, design work and site preparation began on the new consolidated facilities project. In 2000, the first phase of the manufacturing and warehousing facility was completed, and the machining, welding and fabrication operations of the Mansfield Division were relocated to this facility. Construction of the second phase began in the third quarter 2008. In the fourth quarter 2009, the second phase was completed, and most of the remaining operations of the Mansfield Division and the Corporate offices were relocated to this facility.

(6)	This facility, which comprises the production operations of the Industries Division, is situated on an 8.5 acre site. The initial portion of this plant was built in 1953 and has been expanded on several occasions, most recently in 1973-74.

(7)	This facility, which supports Patterson Pump Company, is situated on a 31 acre site. Between 1989 and 2000, the facility was expanded on several occasions, including the addition of a modern 400,000 gallon testing facility and office.

(8)	This facility, which is adjacent to the main plant, is operated by Patterson Pump Company and is utilized for light manufacturing and inventory warehousing purposes.

(9)	The plant in St. Thomas, Ontario is operated by Gorman-Rupp of Canada, Ltd. It is situated on an 11 acre site and has undergone a number of expansions since it was established in 1960, the latest being completed in 1998.

(10)	This leased manufacturing facility is occupied by Patterson Pump Ireland Limited and consists of 8,000 square feet of manufacturing space and 2,000 square feet of office space. The lease is for a 20 year term ending March 31, 2022, with certain lease termination options throughout the time period.

PART I — CONTINUED

ITEM 2.	PROPERTIES — CONTINUED

(11)	This facility supports the operations of American Machine and Tool Co., Inc. of Pennsylvania. It is located on a 3.25 acre site and has undergone a number of expansions since it was established in 1962.

(12)	This facility also supports the operations of American Machine and Tool Co., Inc. of Pennsylvania. It is located on a 2.2 acre site and has undergone two expansions since it was established in 1982. Ten thousand square feet of this facility was leased to an unrelated company under a 60 month agreement which ended April 1, 2009.

(13)	The Oklahoma facility is located on 4.5 acres of land. Originally built in 1973, the facility was expanded four times between 1978 and 1991. In 1980, a contiguous parcel of two acres of undeveloped land was purchased for future needs.

(14)	This leased warehousing facility near Leeuwarden, The Netherlands is used by Gorman-Rupp Europe B.V. for storage of product, and by the Mansfield Division as a warehouse for distributing product principally to European customers. The ending date for the lease agreement is December 31, 2012.

(15)	This leased warehousing facility near Leeuwarden, The Netherlands is used by Gorman-Rupp Europe B.V. for office facilities, the assembly of pumps and the storage of product. The ending date for the lease agreement is December 31, 2012.

(16)	This leased warehousing facility in Culemborg, The Netherlands is used by Gorman-Rupp Europe B.V. for storage of product. The ending date for the lease agreement is December 31, 2012.

(17)	This leased warehousing facility in Culemborg, The Netherlands is used by Gorman-Rupp Europe B.V. for storage of product. The ending date for the lease agreement is July 31, 2012.

(18)	The Nevada facility consists of office and warehouse space. The Company utilizes 13,000 square feet of the facility, and 13,000 square feet is leased on a month to month basis to an unrelated party.

(19)	This leased warehousing facility is used by the Mansfield Division for distributing product principally to customers in Asia. The lease is on a month to month basis.
Gorman-Rupp considers its plants, machinery and equipment to be well maintained, in good operating condition and adequate for the present uses and business requirements of the Company.

PART I — CONTINUED

ITEM 3.	LEGAL PROCEEDINGS
For more than ten years, numerous business entities in the pump and fluid-handling industries, as well as a multitude of companies in many other industries, have been targeted in a series of lawsuits in several jurisdictions by various individuals seeking redress to claimed injury as a result of the entities’ alleged use of asbestos in their products. The Company and two of its subsidiaries remain drawn into this mass-scaled litigation, typically as one of hundreds of co-defendants in a particular proceeding. (The vast majority of these cases are against Patterson Pump Company.) The allegations in the lawsuits involving the Company and/or its subsidiaries are vague, general and speculative, and most cases have not advanced beyond the early stage of discovery. In certain situations, the plaintiffs have voluntarily dismissed the Company and/or its subsidiaries from some of the lawsuits after the plaintiffs have acknowledged that there is no basis for their claims. In other situations, the Company and/or its subsidiaries have been dismissed from some of the lawsuits as a result of court rulings in favor of motions to dismiss and/or motions for summary judgment. In thirty-two cases, the Company and/or its subsidiaries have entered into nominal economic settlements recommended and paid for by insurers, coupled with dismissal of the lawsuits. Insurers of the Company have engaged legal counsel to represent the Company and its subsidiaries and to protect their interests.
In addition, the Company and/or its subsidiaries are parties in a small number of legal proceedings arising out of the ordinary course of business. Management does not currently believe that these proceedings, or the industry-wide asbestos litigation, will materially impact the Company’s results of operations, liquidity or financial condition.
ITEM 4.    RESERVED
************************

EXECUTIVE OFFICERS OF THE REGISTRANT
Pursuant to General Instruction G(3), the information regarding executive officers called for by Item 401 of Regulation S-K and by Item 9 of this Form 10-K is set forth below.

			Date
			Elected to
Name	Age	Office	Position

James C. Gorman	85	Chairman	1989

Jeffrey S. Gorman	57	President and Chief Executive Officer	1998

Wayne L. Knabel	63	Chief Financial Officer	2009

David P. Emmens	61	Corporate Counsel and Corporate Secretary	2002
Except as noted, each of the above-named officers has held his or her executive position with the Company for the past five years. Mr. J. C. Gorman served as the Company’s President from 1964 until 1989, and as Chief Executive Officer from 1964 until 1996. (He has served as a Director of the Company continuously since 1946.) Mr. J. S. Gorman was elected President and Chief Executive Officer effective May 1, 1998, after having served as Senior Vice President since 1996. Mr. J. S. Gorman also held the position of General Manager of the Mansfield Division from 1989 through 2005. He served as Assistant General Manager from 1986 to 1988; and he held the office of Corporate Secretary from 1982 to 1990. (He has served as a Director of the Company continuously since 1989.) Mr. Knabel was elected Chief Financial Officer effective May 1, 2009. Mr. Knabel previously served as Vice President Finance since May 1, 2008. Mr. Knabel joined the Company in March 2008. He previously served as Chief Financial Officer at Arthur Middleton Capital Holdings from 2003 to 2008, which manufactures and distributes over-the-counter nutraceuticals and performs direct marketing. Mr. Emmens joined the Company as Corporate Counsel in 1997, and was elected as Corporate Secretary in 2002. He served as Assistant Corporate Secretary from 1999 to 2002. Mr. J. S. Gorman is the son of Mr. J. C. Gorman. Mr. Christopher H. Lake, a Director of the Company, is the son of Dr. Peter B. Lake, also a Director. There are no other family relationships among any of the Executive Officers and Directors of the Company.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Attention is directed to the section “Ranges of Stock Prices” and the data below pertaining to the shareholder information reported by the Transfer Agent and Registrar on page 34 in the Company’s 2009 Annual Report to Shareholders, which is incorporated herein by this reference.
Attention is also directed to the “Shareholder Return Performance Presentation” on page 34 in the Company’s 2009 Annual Report to Shareholders, which is incorporated herein by this reference.

PART II — CONTINUED

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES — CONTINUED
The Company did not repurchase any of its Common Shares during the fourth quarter of the period covered by this Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA
Attention is directed to the section “Eleven Year Summary of Selected Financial Data” on pages 30 and 31 in the Company’s 2009 Annual Report to Shareholders, which is incorporated herein by this reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Attention is directed to the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 24 – 27, and to the section “Safe Harbor Statement” on page 35, in the Company’s 2009 Annual Report to Shareholders, which are incorporated herein by this reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Attention is directed to the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 24 – 27, and to the section “Safe Harbor Statement” on page 35, in the Company’s 2009 Annual Report to Shareholders, which are incorporated herein by this reference. The Company’s foreign operations do not involve material market risks due to their small size, both individually and collectively. As indicated in paragraph 11 on page 25 referenced above, the Company has no material market risk exposures required to be reported by Item 305 of Regulation S-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Attention is directed to the Company’s consolidated financial statements, the notes thereto and the report of the independent registered public accounting firm thereon on pages 10 – 23, and to the section “Summary of Quarterly Results of Operations” on pages 30 and 31, in the Company’s 2009 Annual Report to Shareholders, which are incorporated herein by this reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
The Company has not changed its independent public accountants and there have been no reportable disagreements with such accountants regarding accounting principles or practices or financial disclosure matters.

PART II — CONTINUED

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. An evaluation was carried out under the supervision and with the participation of the Company’s Management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures maintained effective internal control over financial reporting as of December 31, 2009.
Management’s Report on Internal Control over Financial Reporting
There were no material weaknesses identified at any Division or Subsidiary of the Company during 2009. The 2009 Report of Management on Internal Control over Financial Reporting and the related Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting are incorporated herein by this reference from pages 28 and 29 of the Company’s 2009 Annual Report to Shareholders.
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
With respect to Directors, attention is directed to the sections “Election of Directors”, “Board of Directors and Directors’ Committees” and “Audit Review Committee Report” in the Company’s definitive Notice of 2010 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.

PART III — CONTINUED

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE — CONTINUED
With respect to executive officers, attention is directed to Part I of this Form 10-K.
The Company has adopted a Code of Ethics that applies to its President and Chief Executive Officer and Chief Financial Officer (as well as to all employees, officers and Directors). The Code of Ethics is set forth as an exhibit to this Form 10-K. In addition, the Code of Ethics is posted on the Company’s website accessible through its Internet address of www.gormanrupp.com (under the heading “Investor Relations” and the sub-heading “Corporate Governance”).

ITEM 11.	EXECUTIVE COMPENSATION
Attention is directed to the sections “Board of Directors and Directors’ Committees”, “Executive Compensation”, “Compensation Discussion and Analysis”, “Pension Benefits” and “Compensation Committee Report” in the Company’s definitive Notice of 2010 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Attention is directed to the sections “Principal Shareholders”, “Election of Directors” and “Shareholdings by Named Executive Officers” in the Company’s definitive Notice of 2010 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.
On May 22, 1997, the Company’s Board of Directors adopted a Non-Employee Directors’ Compensation Plan. This Plan became effective without shareholder approval and constitutes the Company’s only equity compensation plan. The Plan provides (originally through 2006) for share compensation for regular services performed by each of the Company’s non-employee Directors. In addition to cash compensation, non-employee Directors receive an automatic award of 500 Common Shares (from the Company’s treasury) on each July 1. On July 27, 2006, the Company’s Board of Directors adopted a resolution extending the Non-Employee Directors’ Compensation plan for an additional term until the earlier of (i) May 21, 2017, (ii) at such time as all of the Company’s Common Shares authorized for award under the Plan and registered under Form S-8 Registration Statement No. 333-30159 shall have been awarded and issued, (iii) at such time as the Company deregisters any Common Shares not issued under the foregoing Registration Statement, or (iv) at such time as the Plan is terminated by action of the Board of Directors. The number of Common Shares which may be awarded under the Plan cannot exceed 50,000, subject to certain conditions (e.g., stock splits, stock dividends).

PART III — CONTINUED

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS — CONTINUED
As of December 31, 2009, 37,000 Common Shares had been issued to non-employee Directors and 35,085 Common Shares remained available for future issuance. (6,875 Common Shares were added as a result of the 5 for 4 stock split effective September 10, 2004; 7,093 Common Shares were added as a result of the 5 for 4 stock split effective December 8, 2006; and 8,117 Common Shares were added as a result of the 5 for 4 stock split effective December 10, 2007). No options, warrants or rights are available for issuance under the Plan. Attention is directed to the section “Board of Directors and Directors’ Committees” in the Company’s definitive Notice of 2010 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which is incorporated herein by this reference.
EQUITY COMPENSATION PLAN INFORMATION

Number of securities
	to be issued upon	Weighted average
	exercise of outstanding	exercise price of	Number of securities
	options, warrants and	outstanding options,	remaining available
Plan Category	rights	warrants and rights	for future issuance

Non-Employee Directors’ Compensation Plan (not approved by shareholders)	-0-	$-0-	35,085

Equity compensation plans approved by shareholders	—	—	—

Total	-0-	$-0-	35,085

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Attention is directed to the section “Board of Directors and Directors’ Committees” in the Company’s definitive Notice of 2010 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which is incorporated herein by this reference.
The Company has no relationships or transactions required to be reported by Item 404 of Regulation S-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Attention is directed to the section “Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive Notice of 2010 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which is incorporated herein by this reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this report:
1.	Financial Statements

With respect to the audited consolidated financial statements of the Registrant and its subsidiaries, the following documents have been incorporated by reference into this report:
(i)	Consolidated balance sheets—December 31, 2009 and 2008

(ii)	Consolidated statements of income—Years ended

(iii)	December 31, 2009, 2008 and 2007

(iv)	Consolidated statements of shareholders’ equity—Years ended

(v)	December 31, 2009, 2008 and 2007

(vi)	Consolidated statements of cash flows—Years ended

(vii)	December 31, 2009, 2008 and 2007

(viii)	Notes to consolidated financial statements

(ix)	2009 Report of independent registered public accounting firm on consolidated financial statements

(x)	2009 Report of management on internal control over financial reporting

(xi)	2009 Report of independent registered public accounting firm on internal control over financial reporting
2.	Financial Statement Schedules

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
Date: March 5, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

*JEFFREY S. GORMAN Jeffrey S. Gorman	President and Chief Executive Officer and Director (Principal Executive Officer)

*WAYNE L. KNABEL Wayne L. Knabel	Chief Financial Officer (Principal Financial and Accounting Officer)

*JAMES C. GORMAN James C. Gorman	Director

*M. ANN HARLAN M. Ann Harlan	Director

*THOMAS E. HOAGLIN Thomas E. Hoaglin	Director

*CHRISTOPHER H. LAKE Christopher H. Lake	Director

*PETER B. LAKE Peter B. Lake	Director

*RICK R. TAYLOR Rick R. Taylor	Director

*W. WAYNE WALSTON W. Wayne Walston	Director

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K on behalf of The Gorman-Rupp Company and on behalf of each of the above-named Officers and Directors of The Gorman-Rupp Company pursuant to Powers of Attorney executed by The Gorman-Rupp Company and by each such Officer and Director and filed with the Securities and Exchange Commission.
March 5, 2010

By:	/s/ DAVID P. EMMENS David P. Emmens
Attorney-In-Fact

ANNUAL REPORT ON FORM 10-K
THE GORMAN-RUPP COMPANY
For the Year Ended December 31, 2009
EXHIBIT INDEX

Exhibit		Page
Number	Description	Number
(3)(4)	Amended Articles of Incorporation, as amended	*

(3)(4)	Regulations	*

(10)(a)	Form of Indemnification Agreement between the Company and its Directors and Officers	**

(10)(b)	Non-Employee Directors’ Compensation Plan	***

(13)	Incorporated Portions of 2009 Annual Report to Shareholders	18

(14)	Code of Ethics	42

(21)	Subsidiaries of the Company	45

(23)	Consent of Independent Registered Public Accounting Firm	46

(24)	Powers of Attorney	47

(31)(a)	Certification of Chief Executive Officer (Section 302 of the Sarbanes-Oxley Act of 2002)	50

(31)(b)	Certification of Chief Financial Officer (Section 302 of the Sarbanes-Oxley Act of 2002)	51

(32)	Certification Pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	52

*	Incorporated herein by this reference from Exhibit (3) (4) of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

**	Incorporated herein by this reference from Exhibit (10) (a) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

***	Incorporated herein by this reference from Exhibit (10) (b) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.