Form 10-Q
period 2010-03-31
GORMAN RUPP CO
filed 2010-04-28
CIK 42682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Common shares, without par value, outstanding at April 27, 2010. 16,710,535
*********************

Page 1 of 17 pages

The Gorman-Rupp Company and Subsidiaries
Three Months Ended March 31, 2010

PART I. FINANCIAL INFORMATION
ITEM 1—FINANCIAL STATEMENTS (UNAUDITED)
THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(Thousands of dollars, except per share amounts)	2010	2009

Net sales	$65,786	$71,598
Cost of products sold	50,337	56,253

Gross profit	15,449	15,345

Selling, general and administrative expenses	8,759	8,988

Operating income	6,690	6,357

Other income	125	765

Other expense	(116)	(254)

Income before income taxes	6,699	6,868

Income taxes	2,202	2,362

Net income	$4,497	$4,506

Earnings per share	$0.27	$0.27

Cash dividends paid per share	$0.105	$0.100

Weighted average shares outstanding	16,710,535	16,707,535
See notes to condensed consolidated financial statements.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	March 31,	December 31,
(Thousands of dollars)	2010	2009
Assets

Current assets:

Cash and cash equivalents	$44,019	$44,403
Short-term investments	1,509	1,505
Accounts receivable — net	42,739	37,239
Inventories — net	38,539	40,506
Deferred income taxes and other current assets	4,929	7,747

Total current assets	131,735	131,400

Property, plant and equipment	207,875	208,571
Less accumulated depreciation	99,215	100,048

Property, plant and equipment — net	108,660	108,523

Deferred income taxes and other assets	9,751	9,501

Total assets	$250,146	$249,424

Liabilities and shareholders’ equity

Current liabilities:

Accounts payable	$11,548	$8,972
Short-term debt	10,000	15,000
Payroll and related liabilities	6,067	6,909
Accrued expenses	13,932	12,294

Total current liabilities	41,547	43,175

Income taxes payable	971	971
Retirement benefits	4,206	5,044
Postretirement benefits	22,582	22,270
Deferred income taxes	354	352

Total liabilities	69,660	71,812

The Gorman-Rupp Company shareholders’ equity
Common shares, without par value:
Authorized - 35,000,000 shares
Outstanding - 16,710,535 shares in 2010 and 2009 (after deducting treasury shares of 601,683 in 2010 and 2009) at stated capital amount	5,100	5,100

Retained earnings	185,607	182,875
Accumulated other comprehensive loss	(10,909)	(11,070)

The Gorman-Rupp Company shareholders’ equity	179,798	176,905

Noncontrolling interest	688	707

Total shareholders’ equity	180,486	177,612

Total liabilities and shareholders’ equity	$250,146	$249,424

See notes to condensed consolidated financial statements.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
(Thousands of dollars)	2010	2009

Cash flows from operating activities:

Net income	$4,497	$4,506
Adjustments to reconcile net income attributable to net cash provided by operating activities:
Depreciation and amortization	2,597	2,105
Changes in operating assets and liabilities	1,876	4,196

Net cash provided by operating activities	8,970	10,807

Cash flows from investing activities:

Capital additions — net	(2,577)	(9,034)
Proceeds from sale of product line	—	1,105
Change in short-term investments	(4)	—

Net cash used for investing activities	(2,581)	(7,929)

Cash flows from financing activities:

Cash dividends	(1,755)	(1,671)
Proceeds from bank borrowings	—	5,671
Payments to bank for borrowings	(5,000)	—

Net cash (used for) provided by financing activities	(6,755)	4,000

Effect of exchange rate changes on cash	(18)	(195)

Net (decrease) increase in cash and cash equivalents	(384)	6,683

Cash and cash equivalents:
Beginning of year	44,403	23,793

March 31,	$44,019	$30,476

See notes to condensed consolidated financial statements.

PART I
ITEM 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE A — BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The Company has evaluated the existence of subsequent events through the filing date of this Form 10-Q.
NEW ACCOUNTING PRONOUNCEMENTS
There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2010, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, that are of significance or potential significance to the Company.
NOTE B — INVENTORIES
Inventories are stated at the lower of cost or market. The costs for substantially all inventories are determined using the last-in, first-out (LIFO) method, with the remainder determined using the first-in, first-out (FIFO) method. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management’s estimate of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation.
The major components of inventories are as follows (net of LIFO reserves):

	March 31,	December 31,
(Thousands of dollars)	2010	2009
Raw materials and in-process	$21,227	$22,087
Finished parts	14,390	16,026
Finished products	2,922	2,393

Total inventories	$38,539	$40,506

PART I — CONTINUED
ITEM 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
NOTE C — FINANCING ARRANGEMENTS
Under an unsecured bank loan agreement which matures in November 2010, the Company has $10.0 million outstanding at March 31, 2010 with interest at LIBOR plus .75%, adjustable and payable monthly. The proceeds from this agreement were used to partially finance the consolidation and expansion of the Company’s Mansfield, Ohio manufacturing and office facilities which were substantially completed in 2009.
NOTE D — PRODUCT WARRANTIES
A liability is established for estimated future warranty and service claims based on historical claims experience, specific product failures and sales volume. The Company expenses warranty costs directly to cost of products sold. Changes in the Company’s product warranty liability are as follows:

	Three Months Ended
	March 31,
(Thousands of dollars)	2010	2009
Balance at beginning of year	$1,863	$2,048
Warranty costs accrued	119	792
Expenses	(484)	(804)

Balance at end of quarter	$1,498	$2,036

NOTE E — COMPREHENSIVE INCOME
Comprehensive income and its components, net of tax, are as follows:

	Three Months Ended
	March 31,
(Thousands of dollars)	2010	2009
Net income	$4,497	$4,506
Changes in cumulative foreign currency translation adjustments	(108)	(680)
Pension and OPEB adjustments	269	470
Noncontrolling interest	(19)	(5)

Total comprehensive income	$4,639	$4,291

NOTE F — INCOME TAXES
The Company follows the provisions of ASC 740 — Income Taxes. Accordingly, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.

PART I — CONTINUED
ITEM 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
NOTE F — INCOME TAXES — CONTINUED
The amount of unrecognized tax benefits as of January 1, 2010 of $1.5 million includes $876,000 which, if ultimately recognized, will reduce the Company’s annual effective tax rate.
At March 31, 2010, the balance of unrecognized tax benefits remained at approximately $1.5 million. The activity in the current quarter is primarily related to a $62,000 increase in current year tax positions. The March 31, 2010 balance of unrecognized tax benefits includes $934,000 which, if ultimately realized, will reduce the Company’s annual effective tax rate.
The statute of limitations in several jurisdictions will expire in the next 12 months. The Company has unrecognized tax benefits of $62,000 which would be recognized if the statute of limitations expires without the relevant taxing authority examining the applicable returns.
The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. Except as noted below, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2006.
The Company was examined by the Canadian Revenue Agency for tax years ending 2004 — 2006 related to inter-company royalty payments. The Company received a final assessment during the first quarter 2009 and has filed a Competent Authority Appeal with both U.S. and Canadian Competent Authorities to eliminate double tax treatment. Under the most recent U.S.-Canadian tax protocol, Competent Authority assessments should achieve symmetry under binding arbitration. Any adjustment resulting from Competent Authority resolution of the examination is not expected to have a material impact on the consolidated financial position or future consolidated results of operations of the Company.
The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense for all periods presented. The Company had accrued approximately $391,000 for the payment of interest and penalties at January 1, 2010. An additional accrual of interest and penalties of approximately $24,000 was recorded for the three months ended March 31, 2010.
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
The following table presents the components of net periodic benefit cost:

			Postretirement Benefits
	Pension Benefits		(OPEB)
	Three Months Ended March 31,
(Thousands of dollars)	2010	2009	2010	2009
Service cost	$680	$688	$276	$302
Interest cost	789	851	314	394
Expected return on plan assets	(1,107)	(884)	—	—
Recognized actuarial (gain) loss	394	527	(143)	(56)

Benefit cost	$756	$1,182	$447	$640

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
First Quarter 2010 Compared to First Quarter 2009
Net Sales

	Three Months Ended
	March 31,
(Thousands of dollars)	2010	2009	$ Change	% Change
Net sales	$65,786	$71,598	$(5,812)	(8.1)%
Net sales during the quarter continued to be negatively impacted by the global recession. The largest declines were in the fire protection market of $1.8 million, custom pump applications of $1.7 million and the government market of $930,000.
Cost of Products Sold

	Three Months Ended
	March 31,
(Thousands of dollars)	2010	2009	$ Change	% Change
Cost of products sold	$50,337	$56,253	$(5,916)	(10.5)%
% of Net sales	76.5%	78.6%
The decrease in cost of products sold was primarily due to lower sales volume which resulted in decreased material costs of $4.3 million. Also, manufacturing costs reflected decreases in warranty expense of $823,000 due to estimates related to lower sales volume and claims experience, and compensation and payroll taxes of $739,000 resulting from slightly lower employment levels from 2009. Pension expense decreased $347,000 resulting from the rebound in equity markets during 2009. The overall decrease in cost of products sold as a percent of net sales was due primarily to lower sales volume.
Selling, General and Administrative Expenses (SG&A)

	Three Months Ended
	March 31,
(Thousands of dollars)	2010	2009	$ Change	% Change
Selling, general and administrative expenses (SG&A)	$8,759	$8,988	$(229)	(2.5)%
% of Net sales	13.3%	12.6%
The decrease in SG&A expenses is principally due to lower professional fees of $213,000 and advertising expense of $106,000. Partially offsetting these decreases was increased bad debt expense of $116,000.

PART I — CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Other Income

	Three Months Ended
	March 31,
(Thousands of dollars)	2010	2009	$ Change	% Change
Other income	$125	$765	$(640)	(83.7)%
% of Net sales	0.2%	1.1%
The decrease in other income is primarily due to gain recognized on the sale of a product line in 2009 of $435,000.
Net Income

	Three Months Ended
	March 31,
(Thousands of dollars)	2010	2009	$ Change	% Change
Income before income taxes	$6,699	$6,868	$(169)	(2.5)%
% of Net sales	10.2%	9.6%

Income taxes	$2,202	$2,362	$(160)	(6.8)%
Effective tax rate	32.9%	34.4%

Net income	$4,497	$4,506	$(9)	(0.2)%
% of Net sales	6.8%	6.3%

Earnings per share	$0.27	$0.27	$0.00	0.0%
The decrease in the effective tax rate of 1.5 percentage points during the first quarter of 2010 compared to the same period in 2009 was primarily due to an increased domestic production activities deduction for 2010 which, per applicable accounting guidance, was treated as a special deduction (rather than a statutory rate deduction). A special deduction is recognized as it is earned.
Liquidity and Sources of Capital

	Three Months Ended
	March 31,
(Thousands of dollars)	2010	2009	$ Change
Net cash provided by operating activities	$8,970	$10,807	$(1,837)
Net cash used for investing activities	(2,581)	(7,929)	5,348
Net cash (used for) provided by financing activities	(6,755)	4,000	(10,755)
Cash provided by operating activities resulted primarily from cash being made available due to non-cash charges for depreciation and amortization of $2.6 million and higher accounts payable balances of $2.6 million. Also, prepaid income taxes applied to the Company’s current tax liability decreased by $1.8 million. Largely offsetting these increases to cash was an increase in accounts receivable balances of $5.5 million.

PART I — CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Investing activities for the three months ended March 31, 2009 primarily consisted of capital expenditures related to the previously announced consolidation and expansion of the Mansfield, Ohio facilities (the Mansfield facilities) of $1.6 million and machinery and equipment additions of $1.2 million. Total capital expenditures for the Mansfield facilities, substantially completed in 2009, of approximately $56.2 million have been incurred as of March 31, 2010.
Financing activities for the quarter consisted of a principal payment of $5.0 million on short-term debt used to partially finance the Mansfield facilities and payments for dividends of $1.8 million. The ratio of current assets to current liabilities was 3.1 to 1 at March 31, 2010 and 3.0 to 1 at December 31, 2009.
Critical Accounting Policies
Our critical accounting policies are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our Consolidated Financial Statements for the year ended December 31, 2009 contained in our Fiscal 2009 Annual Report on Form 10-K. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the notes to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK
The Company’s foreign operations do not involve material risks due to their relative size, both individually and collectively. The Company is not exposed to material market risks as a result of its diversified export sales. Export sales generally are denominated in U.S. Dollars and made on open account or under letters of credit.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. An evaluation was carried out under the supervision and with the participation of the Company’s Management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures did maintain effective internal control over financial reporting as of March 31, 2010.

PART I — CONTINUED
ITEM 4. CONTROLS AND PROCEDURES — CONTINUED
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2010, the Company implemented the enterprise resource planning system of SyteLine at four locations, including Corporate. The Company believes that effective internal control over financial reporting was maintained during and after this conversion. There have been no other changes in the Company’s disclosure controls and procedures that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Subsequent to the date of the evaluation, there have been no significant changes in the Company’s disclosure controls and procedures that could significantly affect the Company’s internal control over financial reporting.
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There are no material changes from the legal proceedings previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
ITEM 1A. RISK FACTORS
There are no material changes from the risk factors previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

The Gorman-Rupp Company (Registrant)
Date: April 28, 2010	By:	/s/ Wayne L. Knabel
Wayne L. Knabel
Chief Financial Officer