Form 10-Q
period 2010-06-30
GORMAN RUPP CO
filed 2010-07-29
CIK 42682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Common shares, without par value, outstanding at July 27, 2010. 16,685,535
*********************

The Gorman-Rupp Company and Subsidiaries
Three and Six Months June 30, 2010 and 2009

PART I. FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS (UNAUDITED)
THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Thousands of dollars, except per share amounts)	2010	2009	2010	2009

Net sales	$72,380	$68,345	$138,166	$139,943
Cost of products sold	55,094	52,555	105,431	108,808

Gross profit	17,286	15,790	32,735	31,135

Selling, general and administrative expenses	8,375	8,790	17,134	17,778

Operating income	8,911	7,000	15,601	13,357

Other income	12	144	137	909

Other expense	(412)	58	(528)	(196)

Income before income taxes	8,511	7,202	15,210	14,070

Income taxes	2,855	2,335	5,057	4,697

Net income	$5,656	$4,867	$10,153	$9,373

Earnings per share	$0.34	$0.29	$0.61	$0.56

Cash dividends paid per share	$0.105	$0.100	$0.210	$0.200

Weighted average shares outstanding	16,710,260	16,707,535	16,710,397	16,707,535
See notes to condensed consolidated financial statements.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	June 30,	December 31,
(Thousands of dollars)	2010	2009
Assets

Current assets:

Cash and cash equivalents	$37,216	$44,403
Short-term investments	1,513	1,505
Accounts receivable — net	49,315	37,239
Inventories — net	37,711	40,506
Deferred income taxes and other current assets	4,538	7,747

Total current assets	130,293	131,400

Property, plant and equipment	209,265	208,571
Less accumulated depreciation	100,884	100,048

Property, plant and equipment — net	108,381	108,523

Deferred income taxes and other assets	9,816	9,149

Total assets	$248,490	$249,072

Liabilities and shareholders’ equity

Current liabilities:

Accounts payable	$13,669	$8,972
Short-term debt	—	15,000
Payroll and related liabilities	7,806	6,909
Accrued expenses	17,960	12,294

Total current liabilities	39,435	43,175

Income taxes payable	971	971
Retirement benefits	2,768	5,044
Postretirement benefits	22,752	22,270

Total liabilities	65,926	71,460

The Gorman-Rupp Company shareholders’ equity
Common shares, without par value:
Authorized - 35,000,000 shares
Outstanding - 16,685,535 shares in 2010 and 16,710,535 in 2009 (after deducting treasury shares of 626,683 in 2010 and 601,683 in 2009) at stated capital amount	5,092	5,100

Retained earnings	188,879	182,875
Accumulated other comprehensive loss	(12,064)	(11,070)

The Gorman-Rupp Company shareholders’ equity	181,907	176,905

Noncontrolling interest	657	707

Total shareholders’ equity	182,564	177,612

Total liabilities and shareholders’ equity	$248,490	$249,072

See notes to condensed consolidated financial statements.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
(Thousands of dollars)	2010	2009

Cash flows from operating activities:

Net income	$10,153	$9,373
Adjustments to reconcile net income attributable to net cash provided by operating activities:
Depreciation and amortization	5,205	4,236
Changes in operating assets and liabilities:
Accounts receivable	(12,075)	7,102
Inventories	2,795	8,986
Accounts payable	4,697	(6,343)
Accrued expenses and other	5,736	3,793

Net cash provided by operating activities	16,511	27,147

Cash flows from investing activities:

Capital additions — net	(3,966)	(23,204)
Proceeds from sale of product line	—	1,210
Change in short-term investments	(8)	—

Net cash used for investing activities	(3,974)	(21,994)

Cash flows from financing activities:

Cash dividends	(3,509)	(3,342)
Proceeds from bank borrowings	—	16,834
Payments to bank for borrowings	(15,000)	—
Purchase of common shares for treasury	(648)	—

Net cash (used for) provided by financing activities	(19,157)	13,492

Effect of exchange rate changes on cash	(567)	271

Net (decrease) increase in cash and cash equivalents	(7,187)	18,916

Cash and cash equivalents:
Beginning of year	44,403	23,793

June 30,	$37,216	$42,709

See notes to condensed consolidated financial statements.

PART I
ITEM 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE A — BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The Company has evaluated the existence of subsequent events through the filing date of this Form 10-Q.
NEW ACCOUNTING PRONOUNCEMENTS
There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2010, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, that are of significance or potential significance to the Company.
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
The major components of inventories are as follows (net of LIFO reserves):

	June 30,	December 31,
(Thousands of dollars)	2010	2009
Raw materials and in-process	$19,744	$22,087
Finished parts	15,237	16,026
Finished products	2,730	2,393

Total inventories	$37,711	$40,506

PART I — CONTINUED
ITEM 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
NOTE C — FINANCING ARRANGEMENTS
During the three months ended June 30, 2010, the Company re-paid the outstanding balance of $10.0 million related to an unsecured bank loan agreement which was scheduled to mature in November 2010. The proceeds from this agreement were used to partially finance the consolidation and expansion of the Company’s Mansfield, Ohio manufacturing and office facilities which were substantially completed in 2009.
NOTE D — PRODUCT WARRANTIES
A liability is established for estimated future warranty and service claims based on historical claims experience, specific product failures and sales volume. The Company expenses warranty costs directly to cost of products sold. Changes in the Company’s product warranty liability are as follows:

	June 30,
(Thousands of dollars)	2010	2009
Balance at beginning of year	$1,863	$2,048
Warranty costs accrued	486	1,323
Expenses	(944)	(1,299)

Balance at end of period	$1,405	$2,072

NOTE E — COMPREHENSIVE INCOME
Comprehensive income and its components, net of tax, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Thousands of dollars)	2010	2009	2010	2009
Net income	$5,656	$4,867	$10,153	$9,373
Changes in cumulative foreign currency translation adjustments	(1,401)	1,179	(1,509)	498
Pension and OPEB adjustments	246	470	515	941

Total comprehensive income attributable to The Gorman-Rupp Company	$4,501	$6,516	$9,159	$10,812

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
At June 30, 2010, the balance of unrecognized tax benefits remained at approximately $1.5 million. The activity in the current year is primarily related to a $93,000 increase in current year tax positions and a $12,000 decrease related to settlements with taxing authorities. The June 30, 2010 balance of unrecognized tax benefits includes $978,000 which, if ultimately realized, will reduce the Company’s annual effective tax rate.
The statute of limitations in several jurisdictions will expire in the next 12 months. The Company has unrecognized tax benefits of $64,000 which would be recognized if the statute of limitations expires without the relevant taxing authority examining the applicable returns.
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
The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense for all periods presented. The Company had accrued approximately $391,000 for the payment of interest and penalties at January 1, 2010. An additional accrual of interest and penalties of approximately $37,000 and $61,000 was recorded for the three and six months ended June 30, 2010, respectively.
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

PART I — CONTINUED
ITEM 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
NOTE G — PENSION AND OTHER POSTRETIREMENT BENEFITS — CONTINUED
The following table presents the components of net periodic benefit cost:

	Pension Benefits		Postretirement Benefits
	Six Months Ended		Six Months Ended
	June 30,		June 30,
(Thousands of dollars)	2010	2009	2010	2009
Service cost	$1,361	$1,376	$553	$605
Interest cost	1,577	1,702	628	787
Expected return on plan assets	(2,214)	(1,768)	—	—
Unrecognized actuarial (gain) loss	788	1,053	(286)	(113)
Recognized actuarial (gain) loss	—	—	(1)	—

Benefit cost	$1,512	$2,363	$894	$1,279

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Overview
The Gorman-Rupp Company is a leading designer, manufacturer and marketer of pumps and related equipment (pump and motor controls) for use in water, wastewater, construction, industrial, petroleum, original equipment, agriculture, fire protection, heating, ventilating and air conditioning (“HVAC”), military and other liquid-handling applications. The Company attributes its success to exceptional product quality, application and performance combined with delivery and service, and attempts to continually develop initiatives to improve performance in these key areas.
Since the fourth quarter of 2008, demand for most of our products slowed due to the global economic recession. The Company responded to these challenging business conditions by adjusting cost structures to current operating levels and realigning production plans to match current demand. During the three and six months ended June 30, 2010, the Company experienced improved financial results with earnings largely driven by solid operating performance in what is still an unpredictable environment. Customer order growth continues to be encouraging, but the Company remains cautious as full economic recovery remains uncertain.

PART I — CONTINUED
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Second Quarter 2010 Compared to Second Quarter 2009
Net Sales

	Three Months Ended
	June 30,
(Thousands of dollars)	2010	2009	$ Change	% Change
Net sales	$72,380	$68,345	$4,035	5.9%
The increase in net sales during the quarter was positively impacted by the early stages of economic recovery and is due primarily to increases in the international fire protection market of $4.1 million, custom pump applications of $2.7 million and the construction and rental market of $2.3 million. Partially offsetting these increases were decreased sales in the OEM market of $2.9 million and the domestic fire protection market of $1.8 million.
Cost of Products Sold

	Three Months Ended
	June 30,
(Thousands of dollars)	2010	2009	$ Change	% Change
Cost of products sold	$55,094	$52,555	$2,539	4.8%
% of Net sales	76.1%	76.9%
The increase in cost of products sold was primarily due to higher sales volume which resulted in additional material costs of $3.3 million, including higher LIFO expense of $1.6 million versus the second quarter 2009 which benefited from a $1.1 million liquidation of LIFO quantities due to reduced inventory levels. Partially offsetting the increases was lower healthcare expense of $864,000 due to reduced medical costs.
Selling, General and Administrative Expenses (SG&A)

	Three Months Ended
	June 30,
(Thousands of dollars)	2010	2009	$ Change	% Change
Selling, general and administrative expenses (SG&A)	$8,375	$8,790	$(415)	(4.7)%
% of Net sales	11.6%	12.9%
The decrease in SG&A expenses is principally due to lower professional fees of $258,000 resulting from reduced legal fees, and lower healthcare expense of $231,000 due to reduced medical costs.

PART I — CONTINUED
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Other Expense

	Three Months Ended
	June 30,
(Thousands of dollars)	2010	2009	$ Change	% Change
Other expense	$412	$(58)	$470	810.3%
% of Net sales	0.6%	0.1%
The increase in other expense is due to higher foreign currency exchange rate losses of $257,000 related primarily to the decrease in the value of the Euro, and to losses on disposal of assets of $246,000 primarily related to the former Mansfield Division facilities and the write-down in value of the portion of the former facilities which is currently available for sale.
Net Income

	Three Months Ended
	June 30,
(Thousands of dollars)	2010	2009	$ Change	% Change
Income before income taxes	$8,511	$7,202	$1,309	18.2%
% of Net sales	11.8%	10.5%

Income taxes	$2,855	$2,335	$520	22.3%
Effective tax rate	33.5%	32.4%

Net income	$5,656	$4,867	$789	16.2%
% of Net sales	7.8%	7.1%

Earnings per share	$0.34	$0.29	$0.05	17.2%
The increase in the effective tax rate of 1.1 percentage points during the second quarter of 2010 compared to the same period in 2009 was due primarily to the inclusion of the research and development tax credit in the 2009 provision. This credit has not yet been extended for 2010.
Six Months 2010 Compared to Six Months 2009
Net Sales

	Six Months Ended
	June 30,
(Thousands of Dollars)	2010	2009	$ Change	% Change
Net sales	$138,166	$139,943	$(1,777)	(1.3)%

PART I — CONTINUED
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
The decrease in sales in the first six months of 2010 compared to the same period last year was due principally to declines in the OEM market of $2.9 million, the domestic fire protection market of $2.8 million, the government market of $1.9 million and the municipal market of $1.6 million. Partially offsetting these decreases were increases in the international fire protection market of $3.3 million, the rental market of $2.4 million and the industrial market of $1.7 million.
The backlog at June 30, 2010 was $105.0 million compared to $82.9 million at June 30, 2009, representing a 27% increase primarily due to an increase of orders in custom pump applications, the municipal market, the rental market and the international fire protection market, partially offset by a decline in orders for the OEM market.
Cost of Products Sold

	Six Months Ended
	June 30,
(Thousands of Dollars)	2010	2009	$ Change	% Change
Cost of products sold	$105,431	$108,808	$(3,377)	(3.1)%
% of Net sales	76.3%	77.8%
The decrease in cost of products sold was due in part to lower sales volume which resulted in lower material cost of $1.0 million. This decrease is net of higher LIFO expense of $777,000 versus the first six months of 2009 which benefited from a $1.1 million liquidation of LIFO quantities due to reduced inventory levels. Manufacturing costs included decreases in warranty expense of $837,000 due to estimates related to lower sales volume and improved claims experience, compensation and payroll taxes of $742,000 due to slightly lower employment levels, and pension expense of $699,000 as a result of lower amortization expense due to the rebound in equity markets during 2009. In addition, healthcare expense decreased $661,000 due to reduced medical costs for active employees, and postretirement expense decreased $203,000 due to reduced medical costs for retired employees. Partially offsetting these decreases was increased depreciation expense of $968,000 primarily due to the consolidation and expansion of the Mansfield, Ohio facilities (the Mansfield facilities).
Selling, General, and Administrative Expenses (SG&A)

	Six Months Ended
	June 30,
(Thousands of Dollars)	2010	2009	$ Change	% Change
Selling, general, and administrative expenses (SG&A)	$17,134	$17,778	$(644)	(3.6)%
% of Net sales	12.4%	12.7%
The decrease in SG&A expenses is principally due to lower professional fees of $493,000 resulting from reduced legal fees, and lower healthcare expense of $267,000 due to reduced medical costs.

PART I — CONTINUED
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Other Income

	Six Months Ended
	June 30,
(Thousands of Dollars)	2010	2009	$ Change	% Change
Other income	$137	$909	$(772)	(84.9)%
% of Net sales	0.1%	0.7%
The decrease in other income is primarily due to gain recognized on the sale of a product line in 2009 of $435,000 and reduced gain on disposal of assets of $224,000.
Other Expense

	Six Months Ended
	June 30,
(Thousands of Dollars)	2010	2009	$ Change	% Change
Other expense	$528	$196	$332	169.4%
% of Net sales	0.4%	0.1%
The increase in other expense is due to higher foreign currency exchange rate losses of $139,000 related primarily to the decrease in the value of the Euro, and to losses on disposal of assets of $246,000 primarily related to the former Mansfield Division facilities.
Net Income

	Six Months Ended
	June 30,
(Thousands of Dollars)	2010	2009	$ Change	% Change
Income before income taxes	$15,210	$14,070	$1,140	8.1%
% of Net sales	11.0%	10.1%

Income taxes	$5,057	$4,697	$360	7.7%
Effective tax rate	33.2%	33.4%

Net income	$10,153	$9,373	$780	8.3%
% of Net sales	7.3%	6.7%

Earnings per share	$0.61	$0.56	$0.05	8.9%

PART I — CONTINUED
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Liquidity and Capital Resources

	Six Months Ended
	June 30,
(Thousands of dollars)	2010	2009
Net cash provided by operating activities	$16,511	$27,147
Net cash used for investing activities	3,974	21,994
Net cash (used for) provided by financing activities	(19,157)	13,492
The Company’s principal funding source generally is its cash generated from operations. As operations continued to improve from last year’s severe recession, higher sales resulted in increased accounts receivable, accounts payable and commissions payable during the first six months of 2010. Inventories did not yet increase in line with sales due to lead times required for replenishment.
Investing activities for the six months ended June 30, 2010 primarily consisted of remaining capital expenditures related to the Mansfield facilities of $2.5 million and machinery and equipment additions of $1.9 million, a decrease of $19.2 million compared to the same period last year. Total capital expenditures of approximately $57.2 million for the Mansfield facilities, substantially completed in 2009, have been incurred as of June 30, 2010. Non-building capital expenditures are expected to be approximately $4 to $6 million for each of 2010 and 2011.
Financing activities for the six months ended June 30, 2010 consisted principally of the re-payment of the outstanding balance of $15.0 million on short-term debt used to partially finance the Mansfield facilities, and payments for dividends of $3.5 million. The ratio of current assets to current liabilities was 3.3 to 1 at June 30, 2010 and 3.0 to 1 at December 31, 2009.
The Company believes that cash on hand, combined with cash provided by operations and line of credit arrangements with banks, will continue to be sufficient to meet cash requirements, including capital expenditures and the payment of quarterly dividends.
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
Safe Harbor Statement
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. The Company’s disclosure controls and procedures are also designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act of 1934 is accumulated and communicated to the Company’s Management, including the principal executive officer and the principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
An evaluation was carried out under the supervision and with the participation of the Company’s Management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010.

PART I — CONTINUED
ITEM 4. CONTROLS AND PROCEDURES — CONTINUED
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s disclosure controls and procedures that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Subsequent to the date of the evaluation, there have been no significant changes in the Company’s disclosure controls and procedures that could significantly affect the Company’s internal control over financial reporting.
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

The Gorman-Rupp Company
(Registrant)

Date: July 29, 2010

By:	/s/ Wayne L. Knabel
Wayne L. Knabel
Chief Financial Officer