Form 10-Q
period 2010-09-30
GORMAN RUPP CO
filed 2010-11-03
CIK 42682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Common shares, without par value, outstanding at November 2, 2010. 16,788,535
*********************

The Gorman-Rupp Company and Subsidiaries
Three and Nine Months September 30, 2010 and 2009

PART I. FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)
THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Thousands of dollars, except per share amounts)	2010	2009	2010	2009

Net sales	$73,953	$64,096	$212,119	$204,039
Cost of products sold	55,298	47,996	160,729	156,804

Gross profit	18,655	16,100	51,390	47,235

Selling, general and administrative expenses	9,401	8,373	26,535	26,151

Operating income	9,254	7,727	24,855	21,084

Other income	115	142	252	1,051

Other expense	(112)	(64)	(640)	(260)

Income before income taxes	9,257	7,805	24,467	21,875

Income taxes	3,102	2,628	8,159	7,325

Net income	$6,155	$5,177	$16,308	$14,550

Earnings per share	$0.37	$0.31	$0.98	$0.87

Cash dividends paid per share	$0.105	$0.100	$0.315	$0.300

Weighted average shares outstanding	16,688,535	16,710,535	16,703,030	16,708,546
See notes to condensed consolidated financial statements.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	September 30,	December 31,
(Thousands of dollars)	2010	2009
Assets

Current assets:

Cash and cash equivalents	$40,607	$44,403
Short-term investments	1,513	1,505
Accounts receivable — net	49,644	37,239
Inventories — net	39,287	40,506
Deferred income taxes and other current assets	5,517	7,747

Total current assets	136,568	131,400

Property, plant and equipment	210,001	208,571
Less accumulated depreciation	102,466	100,048

Property, plant and equipment — net	107,535	108,523

Deferred income taxes and other assets	10,081	9,149

Total assets	$254,184	$249,072

Liabilities and shareholders’ equity

Current liabilities:

Accounts payable	$12,299	$8,972
Short-term debt	—	15,000
Payroll and related liabilities	9,674	6,909
Commissions payable	7,975	4,348
Accrued expenses	9,615	7,946

Total current liabilities	39,563	43,175

Income taxes payable	971	971
Retirement benefits	1,930	5,044
Postretirement benefits	22,982	22,270

Total liabilities	65,446	71,460

The Gorman-Rupp Company shareholders’ equity
Common shares, without par value:
Authorized — 35,000,000 shares
Outstanding — 16,688,535 shares in 2010 and 16,710,535 in 2009 (after deducting treasury shares of 623,683 in 2010 and 601,683 in 2009) at stated capital amount	5,093	5,100

Retained earnings	193,354	182,875
Accumulated other comprehensive loss	(10,440)	(11,070)

The Gorman-Rupp Company shareholders’ equity	188,007	176,905

Noncontrolling interest	731	707

Total shareholders’ equity	188,738	177,612

Total liabilities and shareholders’ equity	$254,184	$249,072

See notes to condensed consolidated financial statements.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
(Thousands of dollars)	2010	2009

Cash flows from operating activities:

Net income	$16,308	$14,550
Adjustments to reconcile net income attributable to net cash provided by operating activities:
Depreciation and amortization	7,751	6,288
Changes in operating assets and liabilities:
Accounts receivable	(12,405)	8,934
Inventories	1,219	11,524
Accounts payable	3,328	(4,897)
Commissions payable	3,628	(100)
Accrued expenses and other	2,796	7,577

Net cash provided by operating activities	22,625	43,876

Cash flows from investing activities:

Capital additions — net	(5,607)	(33,838)
Proceeds from sale of product line	—	1,315
Change in short-term investments	(8)	(1,500)

Net cash used for investing activities	(5,615)	(34,023)

Cash flows from financing activities:

Cash dividends	(5,261)	(5,011)
Proceeds from bank borrowings	—	24,806
Payments to bank for borrowings	(15,000)	—
Purchase of common shares for treasury — net	(574)	—

Net cash (used for) provided by financing activities	(20,835)	19,795

Effect of exchange rate changes on cash	29	795

Net (decrease) increase in cash and cash equivalents	(3,796)	30,443

Cash and cash equivalents:
Beginning of year	44,403	23,793

September 30,	$40,607	$54,236

See notes to condensed consolidated financial statements.

PART I

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE A — BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The Company has evaluated the existence of subsequent events through the filing date of this Form 10-Q.
NEW ACCOUNTING PRONOUNCEMENTS
There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2010, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, that are of significance or potential significance to the Company.
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
The major components of inventories are as follows (net of LIFO reserves):

	September 30,	December 31,
(Thousands of dollars)	2010	2009
Raw materials and in-process	$20,314	$22,087
Finished parts	16,334	16,026
Finished products	2,639	2,393

Total inventories	$39,287	$40,506

PART I — CONTINUED

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
NOTE C — PRODUCT WARRANTIES
A liability is established for estimated future warranty and service claims based on historical claims experience, specific product failures and sales volume. The Company expenses warranty costs directly to cost of products sold. Changes in the Company’s product warranty liability are as follows:

	September 30,
(Thousands of dollars)	2010	2009
Balance at beginning of year	$1,863	$2,048
Warranty costs accrued	754	1,503
Expenses	(1,173)	(1,643)

Balance at end of period	$1,444	$1,908

NOTE D — COMPREHENSIVE INCOME
Comprehensive income and its components, net of tax, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Thousands of dollars)	2010	2009	2010	2009
Net income	$6,155	$5,177	$16,308	$14,550
Changes in cumulative foreign currency translation adjustments	1,370	1,242	(139)	1,740
Pension and OPEB adjustments	254	471	769	1,412

Total comprehensive income attributable to The Gorman-Rupp Company	$7,779	$6,890	$16,938	$17,702

NOTE E — INCOME TAXES
The Company follows the provisions of ASC 740 – Income Taxes. Accordingly, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.
The amount of unrecognized tax benefits as of January 1, 2010 of $1.5 million includes $876,000 which, if ultimately recognized, will reduce the Company’s annual effective tax rate.
At September 30, 2010, the balance of unrecognized tax benefits had increased to approximately $1,513,000. The change in the current year is related to a $109,000 increase in current year tax positions, a $7,000 increase in prior period positions, a $12,000 decrease related to settlements with taxing authorities, and a $52,000 decrease related to the lapse of the applicable statute of limitations.
The September 30, 2010 balance of unrecognized tax benefits includes $942,000 which, if ultimately realized, will reduce the Company’s annual effective tax rate.

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
The Company was examined by the Canadian Revenue Agency for tax years ending 2004 – 2006 related to inter-company royalty payments. The Company received a final assessment during the first quarter 2009 and has filed a Competent Authority Appeal with both U.S. and Canadian Competent Authorities to eliminate double tax treatment. Under the most recent U.S.-Canadian tax protocol, Competent Authority assessments should achieve symmetry under binding arbitration. Any adjustment resulting from Competent Authority resolution of the examination is not expected to have a material impact on the consolidated financial position or future consolidated results of operations of the Company.
The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense for all periods presented. The Company had accrued approximately $391,000 for the payment of interest and penalties at January 1, 2010. An additional accrual of interest and penalties of approximately $59,000 was recorded for the nine months ended September 30, 2010.
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

PART I — CONTINUED

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
NOTE F — PENSION AND OTHER POSTRETIREMENT BENEFITS — CONTINUED
The following table presents the components of net periodic benefit cost:

	Pension Benefits		Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
(Thousands of dollars)	2010	2009	2010	2009
Service cost	$2,041	$2,064	$829	$907
Interest cost	2,366	2,553	943	1,181
Expected return on plan assets	(3,321)	(2,652)	—	—
Unrecognized actuarial (gain) loss	1,182	1,580	(428)	(169)
Recognized actuarial (gain) loss	—	—	(2)	—

Benefit cost	$2,268	$3,545	$1,342	$1,919

NOTE G — SUBSEQUENT EVENT
On September 24, 2010, the Company entered into an unsecured loan agreement for an amount of $35.0 million which matures in November 2011, subject to extension, with interest at LIBOR plus 75 basis points, adjustable and payable monthly.
On October 1, 2010, the Company borrowed $35.0 million under the above mentioned unsecured loan agreement to capitalize a new subsidiary, National Pump Company, for the purpose of acquiring the assets and assumption of certain liabilities of National Pump Company, LLC for approximately $40 million. National Pump Company manufactures vertical turbine line shaft and submersible pumps as well as centrifugal pumps, high pressure booster pumps and packaged pump station systems for industrial water supply, agricultural irrigation supply and municipal water supply. Additionally it provides specialty pumps for petroleum, mining and OEM applications. National Pump Company generated approximately $33 million in revenue during 2009. The addition of National Pump Company broadens the Company’s portfolio of pumping solutions and complements our established markets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Overview
The Gorman-Rupp Company is a leading designer, manufacturer and marketer of pumps and related equipment (pump and motor controls) for use in water, wastewater, construction, industrial, petroleum, original equipment, agriculture, fire protection, heating, ventilating and air conditioning (“HVAC”), military and other liquid-handling applications. The Company attributes its success to product quality, application and performance combined with delivery and service, and attempts to continually develop initiatives to improve performance in these key areas.

PART I — CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Starting in the fourth quarter of 2008 and continuing into 2009, demand for most of our products slowed due to the global economic recession. The Company responded to these challenging business conditions by adjusting cost structures to lower operating levels and realigning production plans to match current demand. During the three and nine months ended September 30, 2010, the Company experienced improved incoming orders and financial results with earnings largely driven by solid operating performance in what is still an unpredictable environment. The Company experienced increased overtime compensation during the third quarter of 2010 due to expanding customer demand for some products and is considering hiring additional full-time employees in the remainder of the year. Customer order growth continues to be encouraging, but the Company remains cautious until full economic recovery becomes more evident.
Third Quarter 2010 Compared to Third Quarter 2009
Net Sales

	Three Months Ended
	September 30,
(Thousands of dollars)	2010	2009	$ Change	% Change
Net sales	$73,953	$64,096	$9,857	15.4%
The increase in net sales during the quarter was due principally to increases in the international fire protection market of $3.2 million, the municipal market of $4.1 million, the construction and rental market of $2.7 million and the industrial market of $2.0 million. Partially offsetting these increases were decreased sales in the OEM market of $2.3 million.
Cost of Products Sold

	Three Months Ended
	September 30,
(Thousands of dollars)	2010	2009	$ Change	% Change
Cost of products sold	$55,298	$47,996	$7,302	15.2%
% of Net sales	74.8%	74.9%
The increase in cost of products sold was primarily due to higher sales volume which resulted in additional material costs of $5.2 million, including higher LIFO expense of $1.3 million versus the third quarter 2009 which benefited from a $1.0 million liquidation of LIFO quantities due to reduced inventory levels. Compensation and payroll taxes increased $1.3 million principally due to overtime compensation associated with meeting increased customer demand for our products. In addition, depreciation expense increased $421,000 primarily due to the consolidation and expansion of the Mansfield, Ohio facilities (the Mansfield facilities).

PART I — CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Selling, General and Administrative Expenses (SG&A)

	Three Months Ended
	September 30,
(Thousands of dollars)	2010	2009	$ Change	% Change
Selling, general and administrative expenses (SG&A)	$9,401	$8,373	$1,028	12.3%
% of Net sales	12.7%	13.1%
The increase in SG&A expenses is principally due to increases in travel and advertising expenses of $434,000 related to additional participation in trade shows and professional fees of $287,000 related to the business acquisition of National Pump Company on October 1, 2010 and software consulting fees. In addition, profit sharing expense increased $234,000 related to higher operating income.
Net Income

	Three Months Ended
	September 30,
(Thousands of dollars)	2010	2009	$ Change	% Change
Income before income taxes	$9,257	$7,805	$1,452	18.6%
% of Net sales	12.5%	12.2%

Income taxes	$3,102	$2,628	$474	18.0%
Effective tax rate	33.5%	33.7%

Net income	$6,155	$5,177	$978	18.9%
% of Net sales	8.3%	8.1%

Earnings per share	$0.37	$0.31	$0.06	19.4%
Nine Months 2010 Compared to Nine Months 2009
Net Sales

	Nine Months Ended
	September 30,
(Thousands of Dollars)	2010	2009	$ Change	% Change
Net sales	$212,119	$204,039	$8,080	4.0%
The increase in sales in the first nine months of 2010 compared to the same period last year was due principally to increases in the international fire protection market of $7.0 million, the municipal market of $2.7 million, the construction and rental market of $4.4 and the industrial market of $3.1 million. Partially offsetting these increases were decreases in the OEM market of $5.2 million and the domestic fire protection market of $3.1 million.

PART I — CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
The backlog at September 30, 2010 was $104.6 million compared to $85.2 million at September 30, 2009, representing a 23% increase primarily due to an increase of orders in custom pump applications, the municipal market, the rental market and the international fire protection market, partially offset by a decline in orders for the OEM market.
Cost of Products Sold

	Nine Months Ended
	September 30,
(Thousands of Dollars)	2010	2009	$ Change	% Change
Cost of products sold	$160,729	$156,804	$3,925	2.5%
% of Net sales	75.8%	76.9%
The increase in cost of products sold was due in part to higher sales volume which resulted in additional material costs of $4.1 million, including higher LIFO expense of $2.1 million versus the first nine months of 2009 which benefited from a $2.1 million liquidation of LIFO quantities due to reduced inventory levels. Comparable volume increases influenced manufacturing costs in addition to increases in depreciation expense of $1.4 million primarily due to the consolidation and expansion of the Mansfield facilities, and overtime compensation of $1.2 million associated with meeting increased customer demand for our products. Partially offsetting these increases were decreases in pension expense of $1.0 million as a result of lower amortization expense due to the rebound in equity markets during 2009, warranty expense of $749,000 primarily due to improved claims experience, healthcare expense of $588,000 due to reduced medical costs for active employees and postretirement expense of $333,000 due to reduced medical costs for retired employees.
Selling, General, and Administrative Expenses (SG&A)

	Nine Months Ended
	September 30,
(Thousands of Dollars)	2010	2009	$ Change	% Change
Selling, general, and administrative expenses (SG&A)	$26,535	$26,151	$384	1.5%
% of Net sales	12.5%	12.8%
The increase in SG&A expenses is principally due to increases in profit sharing expense of $425,000 related to higher operating income and travel and advertising expenses of $396,000 related to additional participation in trade shows. Partially offsetting these increases were decreases in healthcare expense of $416,000 due to reduced medical costs and professional fees of $118,000 resulting from reduced legal fees.

PART I — CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Other Income

	Nine Months Ended
	September 30,
(Thousands of Dollars)	2010	2009	$ Change	% Change
Other income	$252	$1,051	$(799)	(76.0)%
% of Net sales	0.1%	0.5%
The decrease in other income is primarily due to a gain recognized on the sale of a product line in 2009 of $435,000 and reduced gain on disposal of assets of $247,000.
Other Expense

	Nine Months Ended
	September 30,
(Thousands of Dollars)	2010	2009	$ Change	% Change
Other expense	$640	$260	$380	146.2%
% of Net sales	0.3%	0.1%
The increase in other expense is due to losses on disposal of assets of $264,000 primarily related to the former Mansfield Division facilities and higher foreign currency exchange rate losses of $224,000 related primarily to the decrease in the value of the Euro during the current period.
Net Income

	Nine Months Ended
	September 30,
(Thousands of Dollars)	2010	2009	$ Change	% Change
Income before income taxes	$24,467	$21,875	$2,592	11.8%
% of Net sales	11.5%	10.7%

Income taxes	$8,159	$7,325	$834	11.4%
Effective tax rate	33.3%	33.5%

Net income	$16,308	$14,550	$1,758	12.1%
% of Net sales	7.7%	7.1%

Earnings per share	$0.98	$0.87	$0.11	12.6%

PART I — CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Liquidity and Capital Resources

	Nine Months Ended
	September 30,
(Thousands of dollars)	2010	2009
Net cash provided by operating activities	$22,625	$43,876
Net cash used for investing activities	(5,615)	(34,023)
Net cash (used for) provided by financing activities	(20,835)	19,795
The Company’s principal funding source generally is its cash generated from operations. As operations continued to improve from last year’s severe recession, higher sales resulted in increased accounts receivable, accounts payable and commissions payable during the first nine months of 2010. Inventories did not yet increase in line with sales due to lead times required for replenishment.
Investing activities for the nine months ended September 30, 2010 primarily consisted of remaining capital expenditures related to the Mansfield facilities of $2.8 million and other net capital expenditures of $2.8 million for a total of $5.6 million, a decrease of $29.0 million compared to the same period last year. Total capital expenditures of approximately $57.4 million for the new Mansfield facilities, substantially completed in 2009, have been incurred as of September 30, 2010. Non-building capital expenditures are expected to be approximately $4 to $6 million for each of 2010 and 2011.
Financing activities for the nine months ended September 30, 2010 consisted principally of the re-payment of the outstanding balance of $15.0 million on short-term debt used to partially finance the Mansfield facilities, and payments for dividends of $5.3 million. The ratio of current assets to current liabilities was 3.5 to 1 at September 30, 2010 and 3.0 to 1 at December 31, 2009.
The Company believes that cash on hand, combined with cash provided by operations and line of credit arrangements with banks, will continue to be sufficient to meet cash requirements, including capital expenditures and the payment of dividends. While the Company currently expects to continue its history of paying regular quarterly dividends, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.
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
An evaluation was carried out under the supervision and with the participation of the Company’s Management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.

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

The Gorman-Rupp Company
(Registrant)

Date: November 3, 2010

	By:	/s/ Wayne L. Knabel
Wayne L. Knabel
Chief Financial Officer