Form 10-K
period 2010-12-31
GORMAN RUPP CO
filed 2011-03-04
CIK 42682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the aggregate market value of the voting common equity held by non-affiliates of the Registrant. The aggregate market value is computed by reference to the price at which the common equity was sold as of June 30, 2010. $240,426,334
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of March 1, 2011.
Common Shares, without par value—16,788,535
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2010 Annual Report to Shareholders incorporated by reference into Part II (Items 5-9A).
Portions of Notice of 2011 Annual Meeting of Shareholders and related Proxy Statement incorporated by reference into Part III (Items 10-14).
**************
The Exhibit Index is located at Page 16

PART I

ITEM 1.	BUSINESS
The Gorman-Rupp Company (“Registrant”, “Gorman-Rupp” or the “Company”) designs, manufactures and globally sells pumps and related equipment (pump and motor controls) for use in water, wastewater, construction, industrial, petroleum, original equipment, agriculture, fire protection, heating, ventilating and air conditioning (“HVAC”), military and other liquid-handling applications.
On October 1, 2010 the Company acquired substantially all of the assets and certain liabilities of privately-held National Pump Company LLC for a purchase price of approximately $36.6 million, net of cash acquired. National Pump Company’s specialty expertise is in designing, manufacturing and distributing deep-well vertical turbine pumps for industrial process water supply, agricultural irrigation supply and municipal water supply. Additionally it provides specialty pumps for petroleum, mining and OEM applications.
PRODUCTS
The Company operates principally in one business segment, the manufacture and international sale of pumps and related fluid control equipment and systems. The following table sets forth, for the years 2008 through 2010, the total net sales, income before income taxes and total assets ($000 omitted) of the Company.

	2010	2009	2008
Net Sales	$296,808	$266,242	$330,646
Income Before Income Taxes	38,333	27,255	40,494
Assets	286,707	249,424	231,538
The Company’s product line consists of pump models ranging in size from 1/4" to 144" and ranging in rated capacity from less than one gallon per minute to in excess of 700,000 gallons per minute. The types of pumps which the Company produces include self priming centrifugal, standard centrifugal, magnetic drive centrifugal, axial and mixed flow, vertical turbine line shaft, submersible, high pressure booster, rotary gear, diaphragm, bellows and oscillating.
The pumps have drives that range from 1/35 horsepower electric motors up to much larger electric motors or internal combustion engines. Many of the larger units comprise encased, fully integrated water and wastewater pumping stations. In certain cases, units are designed for the inclusion of customer-supplied drives.
The Company’s larger pumps are sold principally for use in the construction, industrial, water and wastewater handling fields; for boosting low residential water pressure; for pumping refined petroleum products, including the ground refueling of aircraft; for fluid control in HVAC applications; and for various agricultural purposes.
The Company’s pumps are also utilized for dewatering and flood control purposes. Additionally, pumps manufactured for fire protection are used for sprinkler systems, fire hydrants, stand pipes, fog systems and deluge systems at hotels, banks, factories, airports, schools, public buildings and hundreds of other facilities throughout the world.

PART I — CONTINUED

ITEM 1.	BUSINESS — CONTINUED
Many of the Company’s smallest pumps are sold to customers for incorporation into such products as food processing, chemical, photo processing, waste treatment, HVAC equipment, appliances, solar heating, and for automated explosives detection systems in airports.
MARKETING
Except for government and export sales, the Company’s pumps are marketed in the United States and Canada through a network of about 1,000 distributors, through manufacturers’ representatives (for sales to many original equipment manufacturers), through third-party distributor catalogs, and by direct sales. The Company is continuously seeking alliances to further enhance marketing opportunities. Government sales are handled directly by the Company and export sales are made primarily through foreign distributors and representatives.
During 2010, 2009 and 2008, there were no shipments to any single customer that exceeded 10% of total net sales.
Gorman-Rupp continues to actively pursue international business opportunities and, in 2010, shipped its pumps to over 100 countries. However, the Company’s foreign operations do not involve material financial or other risks due to their relatively small size, both individually and collectively.
As a result of this active pursuit of international business, approximately $116 million of 2010 sales were shipped outside the United States, as compared to $96.4 million in 2009 and $103.2 million in 2008. International sales represented 39%, 36% and 31% of total sales in 2010, 2009 and 2008, respectively. No sales made to customers in any one foreign country amounted to more than 5% of total sales during 2010, 2009 or 2008. The Company continues its efforts to penetrate international markets principally by its aggressive responses to worldwide pumping needs.
COMPETITION
Since the late 1990’s, a number of consolidations have occurred within the highly competitive pump industry. As a consequence, numerous pump competitors now exist as subsidiaries, divisions or departments within significantly larger corporations. Foreign-sourced pumps have also increasingly penetrated into the Company’s domestic markets.
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

PART I — CONTINUED

ITEM 1.	BUSINESS — CONTINUED
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
The Company purchases motors for its polypropylene bellows pumps and magnetic drive pumps from several alternative vendors; and motor components for its large submersible pumps, and motors and engines for its pump systems, from a limited number of suppliers. Small motor requirements are also currently sourced from alternative suppliers.
The other production operations of the Company consist of the machining of castings, the cutting, shaping and welding of bar stock and structural members, the design and assembly of electrical control panels, the manufacture of a few minor components, and the assembling, painting and testing of its products. Virtually all of the Company’s products are tested prior to shipment.
OTHER ASPECTS
As of December 31, 2010, the Company employed approximately 1,082 persons, of whom approximately 638 were hourly employees. The Company has no collective bargaining agreements, has never experienced a strike and considers its labor relations to be satisfactory.
Although the Company owns a number of patents, and several of them are important to its business, Gorman-Rupp believes that the business of the Company is not materially dependent upon any one or more patents. The Company’s patents, trademarks and other intellectual property are adequate for its business purposes.
The backlog of orders at December 31, 2010 was valued at $107.4 million compared to $93.7 million at December 31, 2009. Approximately 97% of the Company’s backlog of unfilled orders is scheduled to be shipped during 2011, with the remainder during 2012.
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

PART I — CONTINUED

ITEM 1.	BUSINESS — CONTINUED
As noted in Gorman-Rupp’s Annual Report to Shareholders, a paper copy of the Company’s Form 10-K is also available free of charge upon written request to the Company’s Corporate Secretary.

ITEM 1A.	RISK FACTORS
Market influences and cost pressures
The overall pump industry is cyclical in nature, and some of its business activity is generally related to business conditions in the durable goods and capital equipment markets. The Company cannot predict the timing or extent of future economic or market swings. Additionally, raw material and energy purchases are major drivers of costs in the manufacture of pumps, and these costs are usually highly unpredictable. While efforts are made to recoup higher production costs through increased prices, the future acceptability of such price increases by customers is not guaranteed due to the highly competitive market place.
Compliance with a variety of import and export laws and regulations, and the cost of compliance as well as the consequences of failure to properly comply with such laws
The Company is subject to a variety of laws regarding international operations, including regulations issued by the U.S. Department of Commerce Bureau of Industry and Security and various foreign governmental agencies. The Company cannot predict the nature, scope or effect of future regulatory requirements to which our international operations and trading practices might be subject or the manner in which existing laws might be administered or interpreted. Future regulations could limit the countries in which certain of our products may be manufactured or sold or could restrict our access to, and increase the cost of obtaining, products from foreign sources. In addition, actual or alleged violations of import-export laws could result in enforcement actions and substantial financial penalties.
Results of operations could vary as a result of the methods, estimates and judgments used in applying accounting policies or due to changes in accounting standards
The methods, estimates and judgments the Company uses in applying our accounting policies are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead the Company to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations. Additionally, changes in accounting standards, including new interpretations and application of accounting standards, may change the Company’s reported financial condition, results of operations or cash flow.
Family ownership of common equity
A substantial percentage of the Company’s Common Shares is held by various members of the Gorman and Rupp families and their affiliates. These family holdings do not typically trade; therefore, the Common Shares, in part because of these circumstances, generally have a history of relatively thin trading experiences on the NYSE Amex Exchange.

PART I — CONTINUED

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
The Company’s corporate headquarters is located in Mansfield, Ohio. The production operations of the Company are conducted at 10 locations throughout the United States and 3 locations in other countries as set forth below. All of these properties, except the plants in Fresno, California; Zolfo Springs, Florida; Leeuwarden, The Netherlands and County Westmeath, Ireland are owned in fee without any material encumbrance. The Company similarly owns a facility in Sparks, Nevada comprising a training center and warehouse, and a former production plant in Oklahoma now used for warehousing and office space. In addition, the Company leases warehouse facilities in Bangkok, Thailand and Culemborg, The Netherlands to house pumps and pump parts.
The Company’s production operations are:

United States
Mansfield and Bellville, Ohio	Glendale, Arizona	Vienna, Georgia
Toccoa, Georgia	Olive Branch, Mississippi	Fresno, California
Royersford, Pennsylvania	Lubbock, Texas	Zolfo Springs, Florida
Other Countries
St. Thomas, Ontario, Canada	County Westmeath, Ireland	Leeuwarden, The Netherlands
Gorman-Rupp considers its plants, machinery and equipment to be well maintained, in good operating condition and adequate for the present uses and business requirements of the Company.

ITEM 3.	LEGAL PROCEEDINGS
For more than ten years, numerous business entities in the pump and fluid-handling industries, as well as a multitude of companies in many other industries, have been targeted in a series of lawsuits in several jurisdictions by various individuals seeking redress to claimed injury as a result of the entities’ alleged use of asbestos in their products. The Company and two of its subsidiaries remain drawn into this mass-scaled litigation, typically as one of hundreds of co-defendants in a particular proceeding (the vast majority of these cases are against Patterson Pump Company). The allegations in the lawsuits involving the Company and/or its subsidiaries are vague, general and speculative, and most cases have not advanced beyond the early stage of discovery. In certain situations, the plaintiffs have voluntarily dismissed the Company and/or its subsidiaries from some of the lawsuits after the plaintiffs have acknowledged that there is no basis for their claims. In other situations, the Company and/or its subsidiaries have been dismissed from some of the lawsuits as a result of court rulings in favor of motions to dismiss and/or motions for summary judgment. In forty-three cases, the Company and/or its subsidiaries have entered into nominal economic settlements recommended and paid for by insurers, coupled with dismissal of the lawsuits. Insurers of the Company have engaged legal counsel to represent the Company and its subsidiaries and to protect their interests.
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

			Date Elected
Name	Age	Office	to Position

James C. Gorman	86	Chairman	1989

Jeffrey S. Gorman	58	President and Chief Executive Officer	1998

Wayne L. Knabel	64	Chief Financial Officer	2009

David P. Emmens	62	Corporate Counsel and Corporate Secretary	2002
Except as noted, each of the above-named officers has held his or her executive position with the Company for the past five years. Mr. J. C. Gorman served as the Company’s President from 1964 until 1989, and as Chief Executive Officer from 1964 until 1996. He has served as a Director of the Company continuously since 1946. Mr. J. S. Gorman was elected President and Chief Executive Officer effective May 1, 1998, after having served as Senior Vice President since 1996. Mr. J. S. Gorman also held the position of General Manager of the Mansfield Division from 1989 through 2005. He served as Assistant General Manager from 1986 to 1988; and he held the office of Corporate Secretary from 1982 to 1990. He has served as a Director of the Company continuously since 1989. Mr. Knabel was elected Chief Financial Officer effective May 1, 2009. Mr. Knabel previously served as Vice President Finance since May 1, 2008. Mr. Knabel joined the Company in March 2008. He previously served as Chief Financial Officer at Arthur Middleton Capital Holdings from 2003 to 2008, which manufactures and distributes over-the-counter nutraceuticals and performs direct marketing. Mr. Emmens joined the Company as Corporate Counsel in 1997, and was elected as Corporate Secretary in 2002. He served as Assistant Corporate Secretary from 1999 to 2002. Mr. J. S. Gorman is the son of Mr. J. C. Gorman. Mr. Christopher H. Lake, a Director of the Company, is the son of Dr. Peter B. Lake, also a Director. There are no other family relationships among any of the Executive Officers and Directors of the Company.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Attention is directed to the section “Ranges of Stock Prices” and the data below pertaining to the shareholder information reported by the Transfer Agent and Registrar on page 34 in the Company’s 2010 Annual Report to Shareholders, which is incorporated herein by this reference.
Attention is also directed to the “Shareholder Return Performance Presentation” on page 34 in the Company’s 2010 Annual Report to Shareholders, which is incorporated herein by this reference.
The Company did not repurchase any of its Common Shares during the fourth quarter of the period covered by this Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA
Attention is directed to the section “Eleven Year Summary of Selected Financial Data” on pages 30 and 31 in the Company’s 2010 Annual Report to Shareholders, which is incorporated herein by this reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Attention is directed to the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 23-27, and to the section “Safe Harbor Statement” on page 35, in the Company’s 2010 Annual Report to Shareholders, which are incorporated herein by this reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Attention is directed to the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 23-27, and to the section “Safe Harbor Statement” on page 35, in the Company’s 2010 Annual Report to Shareholders, which are incorporated herein by this reference. The Company’s foreign operations do not involve material market risks due to their small size, both individually and collectively. As indicated in paragraph 4 on page 25 referenced above, the Company has no material market risk exposures required to be reported by Item 305 of Regulation S-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Attention is directed to the Company’s consolidated financial statements, the notes thereto and the report of the independent registered public accounting firm thereon on pages 10-22, and to the section “Summary of Quarterly Results of Operations” on pages 30 and 31, in the Company’s 2010 Annual Report to Shareholders, which are incorporated herein by this reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

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
An evaluation was carried out under the supervision and with the participation of the Company’s Management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2010.
Management’s Report on Internal Control over Financial Reporting
There were no material weaknesses identified at any Division or Subsidiary of the Company during 2010. The 2010 Report of Management on Internal Control over Financial Reporting and the related Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting are incorporated herein by this reference from pages 28 and 29 of the Company’s 2010 Annual Report to Shareholders.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s disclosure controls and procedures that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
The Company has no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this report on Form 10-K that has not otherwise been reported on a Form 8-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
With respect to Directors, attention is directed to the sections “Election of Directors”, “Board of Directors and Board Committees” and “Audit Committee Report” in the Company’s definitive Notice of 2011 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.
With respect to Executive Officers, attention is directed to Part I of this Form 10-K.
The Company has adopted a Code of Ethics that applies to its President and Chief Executive Officer and Chief Financial Officer, as well as to all employees, officers and Directors. The Code of Ethics is set forth as an exhibit to this Form 10-K. In addition, the Code of Ethics is posted on the Company’s website accessible through its Internet address of www.gormanrupp.com (under the heading “Investor Relations” and the sub-heading “Corporate Governance”).

ITEM 11.	EXECUTIVE COMPENSATION
Attention is directed to the sections “Board of Directors and Board Committees”, “Executive Compensation”, “Compensation Discussion and Analysis”, “Pension Benefits” and “Compensation Committee Report” in the Company’s definitive Notice of 2011 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Attention is directed to the section “Beneficial Ownership of Shares” and “Election of Directors” in the Company’s definitive Notice of 2011 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.
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
As of December 31, 2010, 40,000 Common Shares had been issued to non-employee Directors and 32,085 Common Shares remained available for future issuance. (6,875 Common Shares were added as a result of the 5 for 4 stock split effective September 10, 2004; 7,093 Common Shares were added as a result of the 5 for 4 stock split effective December 8, 2006; and 8,117 Common Shares were added as a result of the 5 for 4 stock split effective December 10, 2007). No options, warrants or rights are available for issuance under the Plan. Attention is directed to the section “Board of Directors and Board Committees” in the Company’s definitive Notice of 2011 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which is incorporated herein by this reference.

PART III — CONTINUED

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS — CONTINUED
EQUITY COMPENSATION PLAN INFORMATION

Number of securities
	to be issued upon	Weighted average
	exercise of outstanding	exercise price of	Number of securities
	options, warrants and	outstanding options,	remaining available
Plan Category	rights	warrants and rights	for future issuance

Non-Employee Directors’ Compensation Plan (not approved by shareholders)	-0-	$-0-	32,085

Equity compensation plans approved by shareholders	—	—	—

Total	-0-	$-0-	32,085

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Attention is directed to the section “Board of Directors and Board Committees” in the Company’s definitive Notice of 2011 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which is incorporated herein by this reference.
The Company has no relationships or transactions required to be reported by Item 404 of Regulation S-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Attention is directed to the section “Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive Notice of 2011 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which is incorporated herein by this reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this report:
1. Financial Statements
With respect to the audited consolidated financial statements of the Registrant and its subsidiaries, the following documents have been incorporated by reference into this report:
(i)	Consolidated balance sheets—December 31, 2010 and 2009

(ii)	Consolidated statements of Income-Years ended December 31, 2010, 2009, 2008

(iii)	Consolidated statements of shareholders’ equity-Years ended December 31, 2010, 2009, 2008

(iv)	Consolidated statements of cash flows-Years ended December 31, 2010, 2009, 2008

(v)	Notes to consolidated financial statements

(vi)	2010 Report of independent registered accounting firm

(vii)	2010 Report of management on internal control over financial reporting

(viii)	2010 Report of independent registered public accounting firm
2. Financial Statement Schedules
All financial statement schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, or the information required to be set forth therein is included in the consolidated financial statements or Notes thereto.

3. Exhibits
The exhibits listed below are submitted in a separate section of this report immediately following the Exhibit Index.

(3)	(i) Articles of incorporation and (ii) By-laws
(4)	Instruments defining the rights of security holders, including indentures
(10)	Material contracts
(13)	Annual report to security holders
(14)	Code of ethics
(21)	Subsidiaries of the registrant
(23)	Consent of experts
(24)	Powers of attorney
(31)	Rule 13a-14(a)/15d-14(a) Certifications
(32)	Section 1350 Certifications
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
THE GORMAN-RUPP COMPANY

*By:	DAVID P. EMMENS David P. Emmens
Attorney-In-Fact
Date: March 4, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

*	JEFFREY S. GORMAN Jeffrey S. Gorman	President and Chief Executive Officer and Director (Principal Executive Officer)

*	WAYNE L. KNABEL Wayne L. Knabel	Chief Financial Officer (Principal Financial and Accounting Officer)

*	JAMES C. GORMAN James C. Gorman	Director

*	M. ANN HARLAN M. Ann Harlan	Director

*	THOMAS E. HOAGLIN Thomas E. Hoaglin	Director

*	CHRISTOPHER H. LAKE Christopher H. Lake	Director

*	PETER B. LAKE Peter B. Lake	Director

*	RICK R. TAYLOR Rick R. Taylor	Director

*	W. WAYNE WALSTON W. Wayne Walston	Director

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K on behalf of The Gorman-Rupp Company and on behalf of each of the above-named Officers and Directors of The Gorman-Rupp Company pursuant to Powers of Attorney executed by The Gorman-Rupp Company and by each such Officer and Director and filed with the Securities and Exchange Commission.
March 4, 2011

By:	/s/ DAVID P. EMMENS David P. Emmens
Attorney-In-Fact

ANNUAL REPORT ON FORM 10-K
THE GORMAN-RUPP COMPANY
For the Year Ended December 31, 2010
EXHIBIT INDEX

Exhibit		Page
Number	Description	Number
(3)(4)	Amended Articles of Incorporation, as amended	17

(3)(4)	Regulations	19

(10)(a)	Form of Indemnification Agreement between the Company and its Directors and Officers	25

(10)(b)	Non-Employee Directors’ Compensation Plan	33

(13)	Incorporated Portions of 2010 Annual Report to Shareholders	35

(14)	Code of Ethics	59

(21)	Subsidiaries of the Company	62

(23)	Consent of Independent Registered Public Accounting Firm	63

(24)	Powers of Attorney	64

(31)(a)	Certification of Chief Executive Officer (Section 302 of the Sarbanes-Oxley Act of 2002)	67

(31)(b)	Certification of Chief Financial Officer (Section 302 of the Sarbanes-Oxley Act of 2002)	68

(32)	Certification Pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	69