Form 10-Q
period 2011-03-31
GORMAN RUPP CO
filed 2011-05-03
CIK 42682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Common shares, without par value, outstanding at May 1, 2011. 16,788,535
*********************
Page 1 of 19 pages

The Gorman-Rupp Company and Subsidiaries
Three Months Ended March 31, 2011 and 2010

PART I. FINANCIAL INFORMATION
ITEM 1—FINANCIAL STATEMENTS (UNAUDITED)
THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(Thousands of dollars, except per share amounts)	2011	2010

Net sales	$84,074	$65,786
Cost of products sold	62,688	50,337

Gross profit	21,386	15,449

Selling, general and administrative expenses	10,727	8,759

Operating income	10,659	6,690

Other income	111	125

Other expense	(142)	(116)

Income before income taxes	10,628	6,699

Income taxes	3,509	2,202

Net income	$7,119	$4,497

Earnings per share	$0.42	$0.27

Cash dividends paid per share	$0.105	$0.105

Weighted average shares outstanding	16,788,535	16,710,535
See notes to condensed consolidated financial statements.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	March 31,	December 31,
(Thousands of dollars)	2011	2010
Assets

Current assets:

Cash and cash equivalents	$31,085	$32,229
Short-term investments	1,844	2,017
Accounts receivable — net	54,811	51,996
Inventories — net	56,958	51,449
Deferred income taxes and other current assets	3,869	5,503

Total current assets	148,567	143,194

Property, plant and equipment	218,743	216,239
Less accumulated depreciation	105,463	102,713

Property, plant and equipment — net	113,280	113,526

Prepaid pension and other assets	5,565	3,545
Goodwill and other intangible assets	26,189	26,442

Total assets	$293,601	$286,707

Liabilities and shareholders’ equity

Current liabilities:

Accounts payable	$14,115	$12,042
Short-term debt	22,000	25,000
Payroll and related liabilities	7,153	7,794
Commissions payable	6,039	6,591
Accrued expenses	10,934	8,251

Total current liabilities	60,241	59,678

Postretirement benefits	22,430	22,241
Deferred and other income taxes	4,954	4,954

Total liabilities	87,625	86,873

Shareholders’ equity
Common shares, without par value:
Authorized — 35,000,000 shares
Outstanding — 16,788,535 shares in 2011 and 2010 (after deducting treasury shares of 523,683 in 2011 and 2010) at stated capital amount	5,127	5,127

Additional paid-in capital	2,400	2,400
Retained earnings	207,091	201,735
Accumulated other comprehensive loss	(8,642)	(9,428)

Total shareholders’ equity	205,976	199,834

Total liabilities and shareholders’ equity	$293,601	$286,707

See notes to condensed consolidated financial statements.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
(Thousands of dollars)	2011	2010

Cash flows from operating activities:

Net income	$7,119	$4,497
Adjustments to reconcile net income attributable to net cash provided by operating activities:
Depreciation and amortization	2,805	2,597
Changes in operating assets and liabilities:
Accounts receivable	(2,816)	(5,500)
Inventories	(5,509)	1,967
Accounts payable	2,073	2,577
Commissions payable	(552)	758
Accrued expenses and other	2,255	2,074

Net cash provided by operating activities	5,375	8,970

Cash flows from investing activities:

Capital additions — net	(2,299)	(2,577)
Change in short-term investments	173	(4)

Net cash used for investing activities	(2,126)	(2,581)

Cash flows from financing activities:

Cash dividends	(1,763)	(1,755)
Payments to bank for borrowings	(3,000)	(5,000)

Net cash used for financing activities	(4,763)	(6,755)

Effect of exchange rate changes on cash	370	(18)

Net (decrease) increase in cash and cash equivalents	(1,144)	(384)

Cash and cash equivalents:
Beginning of year	32,229	44,403

March 31,	$31,085	$44,019

See notes to condensed consolidated financial statements.

PART I

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE A — BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Company has evaluated the existence of subsequent events through the filing date of this Form 10-Q.
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
The major components of inventories are as follows (net of LIFO reserves):

	March 31,	December 31,
(Thousands of dollars)	2011	2010
Raw materials and in-process	$21,360	$20,128
Finished parts	31,015	27,005
Finished products	4,583	4,316

Total inventories	$56,958	$51,449

PART I — CONTINUED

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
NOTE C — PRODUCT WARRANTIES
A liability is established for estimated future warranty and service claims based on historical claims experience, specific product failures and sales volume. The Company expenses warranty costs directly to cost of products sold. Changes in the Company’s product warranty liability are as follows:

	March 31,
(Thousands of dollars)	2011	2010
Balance at beginning of year	$1,543	$1,863
Provision	467	119
Claims	(377)	(484)

Balance at end of period	$1,633	$1,498

NOTE D — COMPREHENSIVE INCOME
Comprehensive income and its components, net of tax, are as follows:

	Three Months Ended
	March 31,
(Thousands of dollars)	2011	2010
Net income	$7,119	$4,497
Changes in cumulative foreign currency translation adjustments	943	(108)
Pension and OPEB adjustments	(157)	269
Noncontrolling interest	—	(19)

Total comprehensive income	$7,905	$4,639

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
For substantially all United States employees hired after January 1, 2008, an enhanced 401(k) plan is available instead of the Company’s defined benefit pension plan. Benefits are based on age and years of service with the Company. Employees hired prior to January 1, 2008 were not affected by the change.

PART I — CONTINUED

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
NOTE E — PENSION AND OTHER POSTRETIREMENT BENEFITS — CONTINUED
The following table presents the components of net periodic benefit cost:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(Thousands of dollars)	2011	2010	2011	2010
Service cost	$714	$680	$263	$276
Interest cost	767	789	277	314
Expected return on plan assets	(1,128)	(1,107)	—	—
Recognized actuarial (gain) loss	419	394	(164)	(143)

Benefit cost	$772	$756	$376	$447

NOTE F — SUBSEQUENT EVENT
At its April 28, 2011 meeting, the Board of Directors of the Company declared a five-for-four split of the Company’s Common Shares in the form of a distribution of one additional Common Share for each four Common Shares previously issued. The distribution will be made on June 10, 2011 to shareholders of record at the close of business on May 13, 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Overview
The Gorman-Rupp Company is a leading designer, manufacturer and marketer of pumps and related equipment (pump and motor controls) for use in water, wastewater, construction, industrial, petroleum, original equipment, agriculture, fire protection, heating, ventilating and air conditioning (“HVAC”), military and other liquid-handling applications. The Company attributes its success to product quality, application and performance combined with delivery and service, and attempts to continually develop initiatives to improve performance in these key areas. Gorman-Rupp continues to actively pursue growth opportunities through organic growth, international business opportunities and acquisitions.
During the first quarter 2011, the Company continued to experience improved incoming orders and ended the quarter with a record backlog of $141.1 million. Financial results during the quarter were much improved compared to the same period a year ago, with earnings largely driven by strong domestic sales growth combined with continued expansion in international markets and improved operating leverage.

PART I — CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
First Quarter 2011 Compared to First Quarter 2010
Net Sales

	Three Months Ended
	March 31,
(Thousands of dollars)	2011	2010	$ Change	% Change
Net sales	$84,074	$65,786	$18,288	27.8%
The increase in net sales during the quarter, which includes sales of National Pump Company acquired October 1, 2010, was due principally to increases in the industrial market of $5.2 million, the agricultural market of $4.1 million, the construction market of $3.3 million and the rental market of $1.7 million. In addition, sales of custom pumps increased $5.0 million during the quarter as a result of pumps supplied for flood control projects.
Strong incoming orders in the aforementioned markets during the quarter resulted in a record backlog of $141.1 million at March 31, 2011, a 35.0% increase from a year ago and 31.4% higher than the backlog of $107.4 million at December 31, 2010.
Cost of Products Sold

	Three Months Ended
	March 31,
(Thousands of dollars)	2011	2010	$ Change	% Change
Cost of products sold	$62,688	$50,337	$12,351	24.5%
% of Net sales	74.6%	76.5%
The increase in cost of products sold was primarily due to higher sales volume which resulted in additional material costs of $9.2 million, including higher LIFO expense of $1.0 million mainly due increases in price indexes. Manufacturing costs include increased compensation and payroll taxes of $1.8 million principally due to increased headcount and overtime compensation associated with meeting increased customer demand for our products. In addition, warranty expense increased $348,000 primarily due to estimates related to the higher sales volume and claim experience.
Selling, General and Administrative Expenses (SG&A)

	Three Months Ended
	March 31,
(Thousands of dollars)	2011	2010	$ Change	% Change
Selling, general and administrative expenses (SG&A)	$10,727	$8,759	$1,968	22.5%
% of Net sales	12.8%	13.3%

PART I — CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
The increase in SG&A expenses is principally due to the business acquisition of National Pump Company on October 1, 2010.
Net Income

	Three Months Ended
	March 31,
(Thousands of dollars)	2011	2010	$ Change	% Change
Income before income taxes	$10,628	$6,699	$3,929	58.7%
% of Net sales	12.6%	10.2%

Income taxes	$3,509	$2,202	$1,307	59.4%
Effective tax rate	33.0%	32.9%

Net income	$7,119	$4,497	$2,622	58.3%
% of Net sales	8.5%	6.8%

Earnings per share	$0.42	$0.27	$0.15	55.6%
The increase in net income was primarily due to the factors described above, with earnings largely driven by improved domestic sales combined with continued expansion in international markets and improved operating leverage.
Liquidity and Capital Resources

	Three Months Ended
	March 31,
(Thousands of dollars)	2011	2010
Net cash provided by operating activities	$5,375	$8,970
Net cash used for investing activities	(2,126)	(2,581)
Net cash used for financing activities	(4,763)	(6,755)
The Company’s principal funding source generally is its cash generated from operations. Cash and cash equivalents and short-term investments totaled $32.9 million and there was $22.0 million in outstanding bank debt at March 31, 2011. In addition, the Company had $25.8 million available in bank lines of credit after deducting $4.2 million in outstanding letters of credit primarily related to customer orders. The Company was in compliance with all restrictive covenants, including limits on additional borrowings and maintenance of certain operating and financial ratios, at March 31, 2011.
As operations continued to improve from last year’s severe recession, higher sales resulted in increased inventory balances, accounts receivable and accounts payable during the first three months of 2011. The decrease in cash provided by operations compared to the same period in 2010 was primarily due to increased inventory balances.

PART I — CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Investing activities for the three months ended March 31, 2011 primarily consisted of capital expenditures for machinery and equipment of $1.6 million and building improvements of $533,000. Capital expenditures for the full year 2011, consisting principally of machinery and equipment, are estimated to be $5 to $8 million and are expected to be financed through internally generated funds and existing lines of credit.
Financing activities for the three months ended March 31, 2011 consisted principally of the re-payment of $3.0 million on short-term debt used to partially finance the acquisition of National Pump Company, and payments for dividends of $1.8 million. The ratio of current assets to current liabilities was 2.5 to 1 at March 31, 2011 and 2.4 to 1 at December 31, 2010.
Management believes that cash on hand, combined with cash provided by operations and existing financing capabilities, will be sufficient to meet cash requirements, including capital expenditures and the payment of quarterly dividends, for the next 12 months. While the Company currently expects to continue its history of paying regular quarterly dividends, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.
Critical Accounting Policies
Our critical accounting policies are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our Consolidated Financial Statements for the year ended December 31, 2010 contained in our Fiscal 2010 Annual Report on Form 10-K. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the notes to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.
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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s foreign operations do not involve material risks due to their relative size, both individually and collectively. The Company is not exposed to material market risks as a result of its diversified export sales. Export sales generally are denominated in U.S. Dollars and made on open account or under letters of credit. The increase in comprehensive income during the first quarter 2011 was primarily due to the increase in value of the Euro and Canadian dollar in relation to the U.S. dollar when translating balance sheets from foreign currencies to U.S. dollars.

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
An evaluation was carried out under the supervision and with the participation of the Company’s Management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.
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
There are no material changes from the legal proceedings previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

ITEM 1A.	RISK FACTORS
There are no material changes from the risk factors previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

ITEM 6.	EXHIBITS
(a)	Exhibits

Exhibits 3 and 4	(articles of incorporation) are incorporated herein by this reference from Exhibits (3) and (4) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Exhibits 3, 4 and 10	(by-laws; instruments defining the rights of security holders, including indentures; and material contracts) are incorporated herein by this reference from Exhibits (3), (4) and (10) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Exhibit 31.1	Certification of Jeffrey S. Gorman, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Wayne L. Knabel, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Gorman-Rupp Company

(Registrant)

Date: May 2, 2011	By:	/s/ Wayne L. Knabel Wayne L. Knabel
Chief Financial Officer