Form 10-Q
period 2011-06-30
GORMAN RUPP CO
filed 2011-08-01
CIK 42682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011
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
Registrant’s telephone number, including area code (419) 755-1011
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Common shares, without par value, outstanding at July 29, 2011. 20,987,893
*********************

The Gorman-Rupp Company and Subsidiaries
Three and Six Months Ended June 30, 2011 and 2010

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)	3

Condensed Consolidated Statements of Income -Three months ended June 30, 2011 and 2010 -Six months ended June 30, 2011 and 2010	3

Condensed Consolidated Balance Sheets -June 30, 2011 and December 31, 2010	4

Condensed Consolidated Statements of Cash Flows -Six months ended June 30, 2011 and 2010	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Item 4. Controls and Procedures	14

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	14

Item 1A. Risk Factors	14

Item 6. Exhibits	15

Exhibit 31.1
Exhibit 31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1—FINANCIAL	STATEMENTS (UNAUDITED)
THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Thousands of dollars, except per share amounts)	2011	2010	2011	2010

Net sales	$92,159	$72,380	$176,233	$138,166
Cost of products sold	67,910	55,094	130,598	105,431

Gross profit	24,249	17,286	45,635	32,735

Selling, general and administrative expenses	10,768	8,375	21,495	17,134

Operating income	13,481	8,911	24,140	15,601

Other income	110	12	221	137

Other expense	(176)	(412)	(318)	(528)

Income before income taxes	13,415	8,511	24,043	15,210

Income taxes	4,490	2,855	7,999	5,057

Net income	$8,925	$5,656	$16,044	$10,153

Earnings per share	$0.42	$0.27	$0.76	$0.49

Cash dividends paid per share	$0.090	$0.084	$0.174	$0.168

Weighted average shares outstanding	20,984,893	20,887,825	20,984,893	20,887,996
Shares outstanding and per share data reflect the 5 for 4 stock split effective June 10, 2011.
See notes to condensed consolidated financial statements.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNADUITED)

	June 30,	December 31,
(Thousands of dollars)	2011	2010
Assets

Current assets:

Cash and cash equivalents	$25,718	$32,229
Short-term investments	1,759	2,017
Accounts receivable — net	61,267	51,996
Inventories — net	64,971	51,449
Deferred income taxes and other current assets	4,443	5,503

Total current assets	158,158	143,194

Property, plant and equipment	222,353	216,239
Less accumulated depreciation	108,040	102,713

Property, plant and equipment — net	114,313	113,526

Prepaid pension and other assets	6,685	3,545
Goodwill and other intangible assets	25,953	26,442

Total assets	$305,109	$286,707

Liabilities and shareholders’ equity

Current liabilities:

Accounts payable	$17,770	$12,042
Short-term debt	20,000	25,000
Payroll and related liabilities	9,742	7,794
Commissions payable	6,881	6,591
Accrued expenses	9,149	8,251

Total current liabilities	63,542	59,678

Postretirement benefits	22,554	22,241
Deferred and other income taxes	4,954	4,954

Total liabilities	91,050	86,873

Shareholders’ equity
Common shares, without par value:
Authorized - 35,000,000 shares
Outstanding - 20,984,893 shares in 2011 and 2010 (after deducting treasury shares of 654,603 in 2011 and 2010) at stated capital amount	5,127	5,127

Additional paid-in capital	2,373	2,400
Retained earnings	214,127	201,735
Accumulated other comprehensive loss	(7,568)	(9,428)

Total shareholders’ equity	214,059	199,834

Total liabilities and shareholders’ equity	$305,109	$286,707

Shares outstanding reflect the 5 for 4 stock split effective June 10, 2011.
See notes to condensed consolidated financial statements.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
(Thousands of dollars)	2011	2010

Cash flows from operating activities:

Net income	$16,044	$10,153
Adjustments to reconcile net income attributable to net cash provided by operating activities:
Depreciation and amortization	5,629	5,205
Changes in operating assets and liabilities:
Accounts receivable	(9,271)	(12,075)
Inventories	(13,523)	2,795
Accounts payable	5,728	4,697
Commissions payable	290	3,315
Accrued expenses and other	2,431	2,421

Net cash provided by operating activities	7,328	16,511

Cash flows from investing activities:

Capital additions — net	(5,924)	(3,966)
Change in short-term investments	259	(8)

Net cash used for investing activities	(5,665)	(3,974)

Cash flows from financing activities:

Cash dividends	(3,651)	(3,509)
Payments to bank for borrowings	(5,000)	(15,000)
Purchase of common shares for treasury	—	(648)
Other	(28)	—

Net cash used for financing activities	(8,679)	(19,157)

Effect of exchange rate changes on cash	505	(567)

Net decrease in cash and cash equivalents	(6,511)	(7,187)

Cash and cash equivalents:
Beginning of year	32,229	44,403

June 30,	$25,718	$37,216

See notes to condensed consolidated financial statements.

PART I

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE A — BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Company has evaluated the existence of subsequent events through the filing date of this Form 10-Q.
On April 28, 2011, the Company declared a five-for-four split of its Common Shares in the form of a distribution of one additional Common Share for each four Common Shares previously issued. The distribution was made on June 10, 2011. Accordingly, all number of shares outstanding and per share data throughout this Quarterly Report on Form 10-Q have been adjusted retroactively to reflect the stock split.
NEW ACCOUNTING PRONOUNCEMENTS
Accounting Standards Update No. 2011-05 — “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”)
ASU No. 2011-05 amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASU No. 2011-05 requires retrospective application, and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company plans to adopt ASU No. 2011-05 in the first quarter of fiscal 2012. The Company believes the adoption of this update will change the order in which certain financial statements are presented and provide additional detail on those financial statements when applicable, but will not have any other impact on its consolidated financial statements.
NOTE B — INVENTORIES
Inventories are stated at the lower of cost or market. The costs for approximately 81% of inventories at June 30, 2011 and 82% at December 31, 2010 are determined using the last-in, first-out (LIFO) method, with the remainder determined using the first-in, first-out (FIFO) method. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management’s estimate of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation.

PART I — CONTINUED

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
NOTE B — INVENTORIES — CONTINUED
The major components of inventories are as follows (net of LIFO reserves):

	June 30,	December 31,
(Thousands of dollars)	2011	2010
Raw materials and in-process	$28,181	$20,128
Finished parts	32,632	27,005
Finished products	4,158	4,316

Total inventories	$64,971	$51,449

NOTE C — PRODUCT WARRANTIES
A liability is established for estimated future warranty and service claims based on historical claims experience, specific product failures and sales volume. The Company expenses warranty costs directly to cost of products sold. Changes in the Company’s product warranty liability are as follows:

	June 30,
(Thousands of dollars)	2011	2010
Balance at beginning of year	$1,543	$1,863
Provision	610	486
Claims	(717)	(944)

Balance at end of period	$1,436	$1,405

NOTE D — COMPREHENSIVE INCOME
Comprehensive income and its components, net of tax, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Thousands of dollars)	2011	2010	2011	2010
Net income	$8,925	$5,656	$16,044	$10,153
Changes in cumulative foreign currency translation adjustments	342	(1,401)	1,285	(1,509)
Pension and OPEB adjustments	732	246	575	515

Total comprehensive income	$9,999	$4,501	$17,904	$9,159

PART I — CONTINUED

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
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
The following table presents the components of net periodic benefit cost:

	Pension Benefits		Postretirement Benefits
	Six Months Ended		Six Months Ended
	June 30,		June 30,
(Thousands of dollars)	2011	2010	2011	2010
Service cost	$1,428	$1,361	$526	$553
Interest cost	1,534	1,577	554	628
Expected return on plan assets	(2,256)	(2,214)	—	—
Recognized actuarial (gain) loss	838	788	(328)	(287)

Benefit cost	$1,544	$1,512	$752	$894

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Overview
The Gorman-Rupp Company is a leading designer, manufacturer and international marketer of pumps and related equipment (pump and motor controls) for use in water, wastewater, construction, industrial, petroleum, original equipment, agriculture, fire protection, heating, ventilating and air conditioning (“HVAC”), military and other liquid-handling applications. The Company attributes its success to product quality, application and performance combined with delivery and service, and attempts to continually develop initiatives to improve performance in these key areas. Gorman-Rupp actively pursues growth opportunities through organic growth, international business opportunities and acquisitions.
During the second quarter 2011, the Company continued to experience improved incoming orders and ended the quarter with a record backlog of $154.2 million. Financial results during the quarter and first half continued to improve compared to the same period a year ago, with earnings largely driven by strong North American sales growth and improved operating leverage. Sales and earnings also benefited from the inclusion of National Pump Company acquired on October 1, 2010.

PART I — CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Second Quarter 2011 Compared to Second Quarter 2010
Net Sales

	Three Months Ended
	June 30,
(Thousands of dollars)	2011	2010	$ Change	% Change
Net sales	$92,159	$72,380	$19,779	27.3%
The increase in net sales during the quarter was due principally to increases in the industrial market of $8.2 million, the agricultural market of $6.0 million, the construction market of $3.4 million and the rental market of $2.1 million. In addition, sales of custom pumps for flood control projects increased $4.6 million. Partially offsetting these increases was a decrease in fire protection market sales of $4.3 million.
Strong incoming orders in the original equipment market along with increased orders in the aforementioned markets during the quarter resulted in a record backlog of $154.2 million at June 30, 2011, a 46.9% increase from a year ago and 43.6% higher than the backlog of $107.4 million at December 31, 2010.
Cost of Products Sold

	Three Months Ended
	June 30,
(Thousands of dollars)	2011	2010	$ Change	% Change
Cost of products sold	$67,910	$55,094	$12,816	23.3%
% of Net sales	73.7%	76.1%
The increase in cost of products sold was primarily due to higher sales volume which resulted in additional material costs of $10.4 million. Manufacturing costs include increased compensation and payroll taxes of $1.4 million principally due to increased headcount and overtime compensation associated with meeting increased customer demand for our products.
Selling, General and Administrative Expenses (SG&A)

	Three Months Ended
	June 30,
(Thousands of dollars)	2011	2010	$ Change	% Change
Selling, general and administrative expenses (SG&A)	$10,768	$8,375	$2,393	28.6%
% of Net sales	11.7%	11.6%

PART I — CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
The increase in SG&A expenses is principally due to the business acquisition of National Pump Company on October 1, 2010. In addition, profit sharing increased $290,000 related to higher operating income and professional fees increased $182,000 primarily due to software consulting, legal and accounting fees.
Net Income

	Three Months Ended
	June 30,
(Thousands of dollars)	2011	2010	$ Change	% Change
Income before income taxes	$13,415	$8,511	$4,904	57.6%
% of Net sales	14.6%	11.8%

Income taxes	$4,490	$2,855	$1,635	57.3%
Effective tax rate	33.5%	33.5%

Net income	$8,925	$5,656	$3,269	57.8%
% of Net sales	9.7%	7.8%

Earnings per share	$0.42	$0.27	$0.15	55.6%
The increase in net income was primarily due to the factors described above, with earnings largely driven by improved sales and operating leverage.
Six Months 2011 Compared to Six Months 2010
Net Sales

	Six Months Ended
	June 30,
(Thousands of Dollars)	2011	2010	$ Change	% Change
Net sales	$176,233	$138,166	$38,067	27.6%
The increase in sales in the first six months of 2011 compared to the same period last year was due principally to increases in the industrial market of $13.4 million, the agricultural market of $10.1 million, the construction market of $6.6 million and the rental market of $3.8 million. In addition, sales of custom pumps increased $9.6 million over 2010 as a result of pumps supplied for flood control projects. These increases were partially offset by decreases in sales to the fire protection market of $5.5 million and the original equipment market of $5.0 million.

PART I — CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Cost of Products Sold

	Six Months Ended
	June 30,
(Thousands of Dollars)	2011	2010	$ Change	% Change
Cost of products sold	$130,598	$105,431	$25,167	23.9%
% of Net sales	74.1%	76.3%
The increase in cost of products sold was primarily due to higher sales volume which resulted in additional material costs of $19.6 million, including higher LIFO expense of $1.5 million mainly due to increases in price indexes. Manufacturing costs include increases in compensation and payroll taxes of $3.2 million principally due to increased headcount and overtime compensation associated with meeting increased customer demand for our products. Also, supplies, patterns and tooling expenses increased $853,000 due to increased business activity and profit sharing increased $772,000 related to higher operating income.
Selling, General, and Administrative Expenses (SG&A)

	Six Months Ended
	June 30,
(Thousands of Dollars)	2011	2010	$ Change	% Change
Selling, general, and administrative expenses (SG&A)	$21,495	$17,134	$4,361	25.5%
% of Net sales	12.2%	12.4%
The increase in SG&A expenses is principally due to the business acquisition of National Pump Company on October 1, 2010. In addition, profit sharing increased $406,000 related to higher operating income and professional fees increased $282,000 primarily due to software consulting, legal and accounting fees.

PART I — CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Net Income

	Six Months Ended
	June 30,
(Thousands of Dollars)	2011	2010	$ Change	% Change
Income before income taxes	$24,043	$15,210	$8,833	58.1%
% of Net sales	13.6%	11.0%

Income taxes	$7,999	$5,057	$2,942	58.2%
Effective tax rate	33.3%	33.2%

Net income	$16,044	$10,153	$5,891	58.0%
% of Net sales	9.1%	7.4%

Earnings per share	$0.76	$0.49	$0.27	55.1%
The increase in net income was primarily due to the factors described above, with earnings largely driven by improved North American sales and operating leverage.
Liquidity and Capital Resources

	Six Months Ended
	June 30,
(Thousands of dollars)	2011	2010
Net cash provided by operating activities	$7,328	$16,511
Net cash used for investing activities	(5,665)	(3,974)
Net cash used for financing activities	(8,679)	(19,157)
The Company’s principal funding source generally is its cash generated from operations. Cash and cash equivalents and short-term investments totaled $27.5 million and there was $20.0 million in outstanding bank debt at June 30, 2011. In addition, the Company had $25.5 million available in bank lines of credit after deducting $4.5 million in outstanding letters of credit primarily related to customer orders. The Company was in compliance with all restrictive covenants, including limits on additional borrowings and maintenance of certain operating and financial ratios, at June 30, 2011.
As operations continued to improve over the last two years, higher sales resulted in increased inventory balances, accounts receivable and accounts payable during the first six months of 2011. The lower cash provided by operations compared to the same period in 2010 was primarily due to increased inventory balances.
Investing activities for the six months ended June 30, 2011 primarily consisted of capital expenditures for machinery and equipment of $4.5 million and building improvements of $1.2 million. Capital expenditures for the full year 2011, consisting principally of machinery and equipment, are estimated to be $10 to $12 million and are expected to be financed through internally generated funds and existing lines of credit.

PART I — CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Financing activities for the six months ended June 30, 2011 consisted of the re-payment of $5.0 million on short-term debt used to partially finance the acquisition of National Pump Company, and payments for dividends of $3.7 million. The ratio of current assets to current liabilities was 2.5 to 1 at June 30, 2011 and 2.4 to 1 at December 31, 2010.
Management believes that cash on hand, combined with cash provided by operations and existing financing capabilities, will be sufficient to meet cash requirements, including capital expenditures and the payment of quarterly dividends, for the next 12 months. On June 10, 2011 the Company paid a quarterly dividend of $0.09 per share, representing the 245th consecutive quarterly dividend paid by the Company. While the Company currently expects to continue its history of paying regular quarterly dividends, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.
Critical Accounting Policies
Our critical accounting policies are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our Consolidated Financial Statements for the year ended December 31, 2010 contained in our Fiscal 2010 Annual Report on Form 10-K. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the notes to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.
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
The Company’s foreign operations do not involve material risks due to their relative size, both individually and collectively. The Company is not exposed to material market risks as a result of its diversified export sales. Export sales generally are denominated in U.S. Dollars and made on open account or under letters of credit. The increase in comprehensive income during the six months ended June 30, 2011 was primarily due to the increase in value of the Euro and Canadian dollar in relation to the U.S. dollar when translating balance sheets from foreign currencies to U.S. dollars.

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
An evaluation was carried out under the supervision and with the participation of the Company’s Management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.
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

The Gorman-Rupp Company (Registrant)
Date: August 1, 2011	By:	/s/Wayne L. Knabel
Wayne L. Knabel
Chief Financial Officer