Form 10-Q
period 2011-09-30
GORMAN RUPP CO
filed 2011-10-31
CIK 42682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2011
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Common shares, without par value, outstanding at October 28, 2011. 20,990,893

The Gorman-Rupp Company and Subsidiaries
Three and Nine Months Ended September 30, 2011 and 2010

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Statements of Income -Three months ended September 30, 2011 and 2010 -Nine months ended September 30, 2011 and 2010	3

Condensed Consolidated Balance Sheets -September 30, 2011 and December 31, 2010	4

Condensed Consolidated Statements of Cash Flows -Nine months ended September 30, 2011 and 2010	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Item 4. Controls and Procedures	14

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	14

Item 1A. Risk Factors	15

Item 6. Exhibits	16

EX-31.1 302 Principal Executive Officer (PEO) Certification
EX-31.2 302 Principal Financial Officer (PFO) Certification
EX-32 Section 1350 Certifications
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1—	FINANCIAL STATEMENTS (UNAUDITED)
THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Thousands of dollars, except per share amounts)	2011	2010	2011	2010
Net sales	$90,215	$73,953	$266,448	$212,119
Cost of products sold	67,748	55,298	198,346	160,729

Gross profit	22,467	18,655	68,102	51,390

Selling, general and administrative expenses	10,941	9,401	32,436	26,535

Operating income	11,526	9,254	35,666	24,855

Other income	78	115	299	252

Other expense	(402)	(112)	(720)	(640)

Income before income taxes	11,202	9,257	35,245	24,467

Income taxes	3,547	3,102	11,546	8,159

Net income	$7,655	$6,155	$23,699	$16,308

Earnings per share	$0.37	$0.29	$1.13	$0.78

Cash dividends paid per share	$0.090	$0.084	$0.264	$0.252

Weighted average shares outstanding	20,989,882	20,860,669	20,986,574	20,878,788
Weighted average shares outstanding and per share data reflect the 5 for 4 stock split effective June 10, 2011.
See notes to condensed consolidated financial statements.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNADUITED)

	September 30,	December 31,
(Thousands of dollars)	2011	2010
Assets

Current assets:

Cash and cash equivalents	$26,329	$32,229
Short-term investments	1,445	2,017
Accounts receivable — net	54,841	51,996
Inventories — net	72,003	51,449
Deferred income taxes and other current assets	4,424	5,503

Total current assets	159,042	143,194

Property, plant and equipment	223,906	216,239
Less accumulated depreciation	109,584	102,713

Property, plant and equipment — net	114,322	113,526

Prepaid pension and other assets	7,368	3,545
Goodwill and other intangible assets	25,717	26,442

Total assets	$306,449	$286,707

Liabilities and shareholders’ equity

Current liabilities:

Accounts payable	$16,321	$12,042
Short-term debt	15,000	25,000
Payroll and related liabilities	11,992	7,794
Commissions payable	6,430	6,591
Accrued expenses	10,997	8,251

Total current liabilities	60,740	59,678

Postretirement benefits	22,502	22,241
Deferred and other income taxes	4,952	4,954

Total liabilities	88,194	86,873

Shareholders’ equity
Common shares, without par value:
Authorized — 35,000,000 shares
Outstanding — 20,990,893 shares in 2011 and 20,984,893 in 2010 (after deducting treasury shares of 648,603 in 2011 and 654,603 in 2010) at stated capital amount	5,128	5,127

Additional paid-in capital	2,544	2,400
Retained earnings	219,920	201,735
Accumulated other comprehensive loss	(9,337)	(9,428)

Total shareholders’ equity	218,255	199,834

Total liabilities and shareholders’ equity	$306,449	$286,707

Shares outstanding reflect the 5 for 4 stock split effective June 10, 2011.
See notes to condensed consolidated financial statements.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
(Thousands of dollars)	2011	2010
Cash flows from operating activities:

Net income	$23,699	$16,308
Adjustments to reconcile net income attributable to net cash provided by operating activities:
Depreciation and amortization	8,516	7,751
Changes in operating assets and liabilities:
Accounts receivable	(2,845)	(12,405)
Inventories	(20,554)	1,219
Accounts payable	4,278	3,328
Commissions payable	(161)	3,628
Accrued expenses and other	5,372	2,796

Net cash provided by operating activities	18,305	22,625

Cash flows from investing activities:

Capital additions	(8,547)	(5,607)
Change in short-term investments	572	(8)

Net cash used for investing activities	(7,975)	(5,615)

Cash flows from financing activities:

Cash dividends	(5,541)	(5,261)
Payments to bank for borrowings	(10,000)	(15,000)
Purchase of common shares for treasury	—	(574)
Other	(27)	—

Net cash used for financing activities	(15,568)	(20,835)

Effect of exchange rate changes on cash	(662)	29

Net decrease in cash and cash equivalents	(5,900)	(3,796)

Cash and cash equivalents:
Beginning of year	32,229	44,403

September 30,	$26,329	$40,607

See notes to condensed consolidated financial statements.

PART I

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE A — BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Company has evaluated the existence of subsequent events through the filing date of this Form 10-Q.
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
NEW ACCOUNTING PRONOUNCEMENTS
In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify goodwill impairment testing by allowing a qualitative review step to assess whether the required quantitative impairment analysis that exists under current accounting standards is necessary. Under the amended rule, a company will not be required to calculate the fair value of a business that contains recorded goodwill unless it concludes, based on the qualitative assessment, that it is more likely than not that the fair value of that business is less than its book value. If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative goodwill impairment test that exists under current GAAP must be completed; otherwise, goodwill is deemed to be not impaired and no further testing is required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment in the business). The amended goodwill impairment guidance does not affect the manner in which a company estimates fair value. The new standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company is planning on adopting this new standard in the fourth quarter 2011.
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU No. 2011-05 amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income.

PART I — CONTINUED

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASU No. 2011-05 requires retrospective application, and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company plans to adopt ASU No. 2011-05 in the first quarter of fiscal 2012. The Company believes the adoption of ASU No. 2011-05 will change the order in which certain financial statements are presented and provide additional detail on those financial statements when applicable, but will not have any other impact on its consolidated financial statements.
NOTE B — INVENTORIES
Inventories are stated at the lower of cost or market. The costs for approximately 81% of inventories at September 30, 2011 and 82% at December 31, 2010 are determined using the last-in, first-out (LIFO) method, with the remainder determined using the first-in, first-out (FIFO) method. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management’s estimate of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation.
The major components of inventories are as follows (net of LIFO reserves):

	September 30,	December 31,
(Thousands of dollars)	2011	2010
Raw materials and in-process	$31,004	$20,128
Finished parts	35,789	27,005
Finished products	5,210	4,316

Total inventories	$72,003	$51,449

NOTE C — PRODUCT WARRANTIES
A liability is established for estimated future warranty and service claims based on historical claims experience, specific product failures and sales volume. The Company expenses warranty costs directly to cost of products sold. Changes in the Company’s product warranty liability are as follows:

	September 30,
(Thousands of dollars)	2011	2010
Balance at beginning of year	$1,543	$1,863
Provision	848	754
Claims	(1,034)	(1,173)

Balance at end of period	$1,357	$1,444

PART I — CONTINUED

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
NOTE D — COMPREHENSIVE INCOME
Comprehensive income and its components are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Thousands of dollars)	2011	2010	2011	2010
Net income	$7,655	$6,155	$23,699	$16,308
Changes in cumulative foreign currency translation adjustments	(2,172)	1,370	(887)	(139)
Pension and OPEB adjustments	403	254	978	769

Total comprehensive income	$5,886	$7,779	$23,790	$16,938

NOTE E — PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company sponsors a defined benefit pension plan covering substantially all employees hired prior to January 1, 2008. Additionally, the Company sponsors a defined contribution pension plan at one location not participating in the defined benefit pension plan. A 401(k) plan that includes a graduated Company match is also available. The Company also sponsors a non-contributory defined benefit health care plan that provides certain health benefits to substantially all retirees and their spouses.
For substantially all United States employees hired after January 1, 2008, an enhanced 401(k) plan is available instead of the Company’s defined benefit pension plan. Benefits are based on age and years of service with the Company. Employees hired prior to January 1, 2008 were not affected by the change.
The following tables present the components of net periodic benefit cost:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	September 30,		September 30,
(Thousands of dollars)	2011	2010	2011	2010
Service cost	$714	$680	$263	$276
Interest cost	767	789	277	315
Expected return on plan assets	(1,127)	(1,107)	—	—
Recognized actuarial loss (gain)	418	394	(164)	(143)

Benefit cost	$772	$756	$376	$448

PART I — CONTINUED

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED
NOTE E — PENSION AND OTHER POSTRETIREMENT BENEFITS — CONTINUED

	Pension Benefits		Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
(Thousands of dollars)	2011	2010	2011	2010
Service cost	$2,142	$2,041	$789	$829
Interest cost	2,301	2,366	831	943
Expected return on plan assets	(3,383)	(3,321)	—	—
Recognized actuarial loss (gain)	1,256	1,182	(492)	(430)

Benefit cost	$2,316	$2,268	$1,128	$1,342

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Overview
The Gorman-Rupp Company is a leading designer, manufacturer and international marketer of pumps and related equipment (pump and motor controls) for use in diverse water, wastewater, construction, industrial, petroleum, original equipment, agriculture, fire protection, heating, ventilating and air conditioning (“HVAC”), military and other liquid-handling applications. The Company attributes its success to product quality, application and performance combined with delivery and service, and attempts to continually develop initiatives to improve performance in these key areas. Gorman-Rupp actively pursues growth opportunities through organic growth, international business opportunities and acquisitions.
During the third quarter 2011, incoming orders, including some for flood control projects in the municipal market, resulted in another record backlog of $157.9 million at September 30, 2011, a 50.9% increase from a year ago and 47.0% higher than the backlog of $107.4 million at December 31, 2010. Financial results during the quarter and nine months continued to improve compared to the same period a year ago, with earnings largely driven by solid North American sales growth and improved operating leverage. Sales and earnings also benefited from the inclusion of National Pump Company acquired on October 1, 2010.
During October 2011, the Company’s defined benefit pension plan administrator confirmed that the actuarial payment threshold relating to retirees receiving lump-sum distributions was exceeded. As a result, a pension settlement loss estimated to be $3 million (approximately $0.09 to $0.10 per share) will be required by GAAP to be recorded during the fourth quarter 2011.
Third Quarter 2011 Compared to Third Quarter 2010
Net Sales

	Three Months Ended
	September 30,
(Thousands of dollars)	2011	2010	$ Change	% Change
Net sales	$90,215	$73,953	$16,262	22.0%
The increase in net sales during the quarter was due principally to increases in the industrial market of $5.9 million, the agricultural market of $4.8 million and the construction market of $3.6 million. Partially offsetting these increases was a decrease in fire protection market sales of $2.4 million.

PART I — CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Incoming orders, including some for flood control projects in the municipal market, resulted in another record backlog of $157.9 million at September 30, 2011, a 50.9% increase from a year ago and 47.0% higher than the backlog of $107.4 million at December 31, 2010. Flood control projects generally require longer lead times than other Company pumps.
Cost of Products Sold

	Three Months Ended
	September 30,
(Thousands of dollars)	2011	2010	$ Change	% Change
Cost of products sold	$67,748	$55,298	$12,450	22.5%
% of Net sales	75.1%	74.8%
The increase in cost of products sold was primarily due to higher sales volume which resulted in additional material costs of $10.0 million. Manufacturing costs include increased compensation and payroll taxes of $1.4 million principally due to increased headcount associated with meeting increased customer demand for our products.
Selling, General and Administrative Expenses (SG&A)

	Three Months Ended
	September 30,
(Thousands of dollars)	2011	2010	$ Change	% Change
Selling, general and administrative expenses (SG&A)	$10,941	$9,401	$1,540	16.4%
% of Net sales	12.1%	12.7%
The increase in SG&A expenses is principally due to the business acquisition of National Pump Company on October 1, 2010.
Net Income

	Three Months Ended
	September 30,
(Thousands of dollars)	2011	2010	$ Change	% Change
Income before income taxes	$11,202	$9,257	$1,945	21.0%
% of Net sales	12.4%	12.5%

Income taxes	$3,547	$3,102	$445	14.4%
Effective tax rate	31.7%	33.5%

Net income	$7,655	$6,155	$1,500	24.4%
% of Net sales	8.5%	8.3%

Earnings per share	$0.37	$0.29	$0.08	27.6%

PART I — CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
The decrease in the effective tax rate for the third quarter 2011 compared with the prior year comparable period was primarily due to favorable provision-to-return adjustments of certain tax estimates related to the completion of the 2010 federal tax return.
The increase in net income was primarily due to the factors described above, with earnings largely driven by improved sales and operating leverage.
Nine Months 2011 Compared to Nine Months 2010
Net Sales

	Nine Months Ended
	September 30,
(Thousands of Dollars)	2011	2010	$ Change	% Change
Net sales	$266,448	$212,119	$54,329	25.6%
The increase in sales in the first nine months of 2011 compared to the same period last year was due principally to increases in the industrial market of $16.8 million, the agricultural market of $14.9 million, the construction market of $14.1 million and the municipal market of $10.7 million. These increases were partially offset by decreases in sales to the fire protection market of $7.9 million and the government/original equipment market of $3.3 million.
Cost of Products Sold

	Nine Months Ended
	September 30,
(Thousands of Dollars)	2011	2010	$ Change	% Change
Cost of products sold	$198,346	$160,729	$37,617	23.4%
% of Net sales	74.4%	75.8%
The increase in cost of products sold was primarily due to higher sales volume which resulted in additional material costs of $29.6 million, including higher LIFO expense of $2.0 million due to increases in inventory quantities and price indexes. Manufacturing costs include increases in compensation and payroll taxes of $4.6 million principally due to increased headcount and overtime compensation associated with meeting increased customer demand for our products. Also, supplies, patterns and tooling expenses increased $1.2 million due to increased business activity and profit sharing increased $968,000 related to higher operating income.
Selling, General, and Administrative Expenses (SG&A)

	Nine Months Ended
	September 30,
(Thousands of Dollars)	2011	2010	$ Change	% Change
Selling, general, and administrative expenses (SG&A)	$32,436	$26,535	$5,901	22.2%
% of Net sales	12.2%	12.5%

PART I — CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
The increase in SG&A expenses is principally due to the business acquisition of National Pump Company on October 1, 2010. In addition, profit sharing increased $426,000 related to higher operating income.
Net Income

	Nine Months Ended
	September 30,
(Thousands of Dollars)	2011	2010	$ Change	% Change
Income before income taxes	$35,245	$24,467	$10,778	44.1%
% of Net sales	13.2%	11.5%

Income taxes	$11,546	$8,159	$3,387	41.5%
Effective tax rate	32.8%	33.3%

Net income	$23,699	$16,308	$7,391	45.3%
% of Net sales	8.9%	7.7%

Earnings per share	$1.13	$0.78	$0.35	44.9%
The increase in net income was due primarily to the factors described above, with earnings largely driven by improved North American sales and operating leverage.
Liquidity and Capital Resources

	Nine Months Ended
	September 30,
(Thousands of dollars)	2011	2010
Net cash provided by operating activities	$18,305	$22,625
Net cash used for investing activities	(7,975)	(5,615)
Net cash used for financing activities	(15,568)	(20,835)
The Company’s principal funding source generally is its cash generated from operations. Cash and cash equivalents and short-term investments totaled $27.8 million and there was $15.0 million in outstanding bank debt at September 30, 2011. In addition, the Company had $25.3 million available in bank lines of credit after deducting $4.7 million in outstanding letters of credit primarily related to customer orders. The Company was in compliance with all restrictive covenants, including limits on additional borrowings and maintenance of certain operating and financial ratios, at September 30, 2011.
As operations continued to improve over the last two years, higher sales resulted in increased inventory balances, accounts receivable, accounts payable and income taxes payable during the first nine months of 2011. The lower cash provided by operations compared to the same period in 2010 was primarily due to increased inventory balances.

PART I — CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Investing activities for the nine months ended September 30, 2011 primarily consisted of capital expenditures for machinery and equipment of $7.0 million and building improvements of $1.5 million. Capital expenditures for the full year 2011, consisting principally of machinery and equipment, are estimated to be $10 to $12 million and are expected to be financed through internally generated funds and existing lines of credit.
Financing activities for the nine months ended September 30, 2011 consisted of the re-payment of $10.0 million on short-term debt used to partially finance the acquisition of National Pump Company, and payments for dividends of $5.5 million. The ratio of current assets to current liabilities was 2.6 to 1 at September 30, 2011 and 2.4 to 1 at December 31, 2010.
Management believes that cash on hand, combined with cash provided by operations and existing financing capabilities, will be sufficient to meet cash requirements, including capital expenditures and the payment of quarterly dividends, for the next 12 months. On September 9, 2011 the Company paid a quarterly dividend of $0.09 per share, representing the 246th consecutive quarterly dividend paid by the Company. While the Company currently expects to continue its history of paying regular quarterly dividends, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.
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
An evaluation was carried out under the supervision and with the participation of the Company’s Management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011.
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

The Gorman-Rupp Company (Registrant)
Date: October 31, 2011	By:	/s/ Wayne L. Knabel
Wayne L. Knabel
Chief Financial Officer