Form 10-K
period 2011-12-31
GORMAN RUPP CO
filed 2012-03-05
CIK 42682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-6747

THE GORMAN-RUPP COMPANY

(Exact name of Registrant as specified in its charter)

Ohio	34-0253990
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

600 South Airport Road, Mansfield, Ohio	44903
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (419) 755-1011

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Shares, without par value	NYSE Amex

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in the definitive proxy statement or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant. The aggregate market value is computed by reference to the price at which the common equity was sold as of June 30, 2011. $419,701,963

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of March 1, 2012.

Common Shares, without par value—20,990,893

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2011 Annual Report to Shareholders incorporated by reference into Part II (Items 5-9A).

Portions of Notice of 2012 Annual Meeting of Shareholders and related Proxy Statement incorporated by reference into Part III (Items 10-14).

**************

The Exhibit Index is located at Page 15

PART I

ITEM 1.	BUSINESS

The Gorman-Rupp Company (“Registrant”, “Gorman-Rupp” or the “Company”) was incorporated in Ohio in 1934. The Company designs, manufactures and globally sells pumps and related equipment (pump and motor controls) for use in water, wastewater, construction, industrial, petroleum, original equipment, agriculture, fire protection, heating, ventilating and air conditioning (“HVAC”), military and other liquid-handling applications.

PRODUCTS

The Company operates in one business segment, the manufacture and international sale of pumps and related fluid control equipment and systems. The following table sets forth, for the years 2009 through 2011, the total net sales, income before income taxes and year-end total assets (in thousands) of the Company.

	2011	2010	2009
Net Sales	$359,490	$296,808	$266,242
Income Before Income Taxes	42,685	38,333	27,255
Assets	298,700	286,707	249,424

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

PART I—CONTINUED

ITEM 1.	BUSINESS—CONTINUED

Many of the Company’s smallest pumps are sold to customers for incorporation into such products as food processing, chemical, photo processing, waste treatment, HVAC equipment, appliances, solar heating, and for automated explosives detection systems in airports.

MARKETING

Except for government and export sales, the Company’s pumps are marketed in the United States and Canada through a network of more than 1,000 distributors, through manufacturers’ representatives (for sales to many original equipment manufacturers), through third-party distributor catalogs, and by direct sales. The Company is continuously seeking alliances to further enhance marketing opportunities. Government sales are handled directly by the Company and export sales are made primarily through foreign distributors and representatives.

During 2011, 2010 and 2009, there were no shipments to any single customer that exceeded 10% of total net sales.

Gorman-Rupp continues to actively pursue international business opportunities and, in 2011, shipped its pumps to more than 100 countries. However, the Company’s foreign operations do not involve material financial or other risks due to their relatively small size, both individually and collectively.

As a result of this active pursuit of international business, approximately $118 million of 2011 sales were shipped outside the United States, as compared to $116 million in 2010 and $96.4 million in 2009. International sales represented 33%, 39% and 36% of total sales in 2011, 2010 and 2009, respectively. No sales made to customers in any one foreign country amounted to more than 5% of total net sales during 2011, 2010 or 2009. The Company continues its efforts to penetrate international markets principally by its aggressive responses to worldwide pumping needs.

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

Many pumps are specifically designed and engineered for a particular customer’s application. The Company believes that proper application, product performance, and quality of delivery and service are its principal methods of competition, and attributes its success to its continued emphasis in these areas.

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

OTHER ASPECTS

As of December 31, 2011, the Company employed approximately 1,123 persons, of whom approximately 674 were hourly employees. The Company has no collective bargaining agreements, has never experienced a strike and considers its labor relations to be satisfactory.

Although the Company owns a number of patents, and several of them are important to its business, Gorman-Rupp believes that the business of the Company is not materially dependent upon any one or more patents. The Company’s patents, trademarks and other intellectual property are adequate for its business purposes.

The backlog of orders at December 31, 2011 was valued at $155.5 million compared to $107.4 million at December 31, 2010. Approximately 98% of the Company’s backlog of unfilled orders is scheduled to be shipped during 2012, with the remainder during 2013.

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

PART I—CONTINUED

ITEM 1.	BUSINESS—CONTINUED

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

PART I—CONTINUED

ITEM 2.	PROPERTIES—CONTINUED

Leeuwarden, The Netherlands and County Westmeath, Ireland are owned in fee without any material encumbrance. The Company similarly owns a facility in Sparks, Nevada comprising a training center and warehouse, and a former production plant in Oklahoma now used for warehousing and office space. In addition, the Company leases warehouse facilities in Toccoa, Georgia, St. Thomas, Ontario, Canada, Bangkok, Thailand and Culemborg, The Netherlands to house pumps and pump parts.

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

For more than ten years, numerous business entities in the pump and fluid-handling industries, as well as a multitude of companies in many other industries, have been targeted in a series of lawsuits in several jurisdictions by various individuals seeking redress to claimed injury as a result of the entities’ alleged use of asbestos in their products. The Company and two of its subsidiaries remain drawn into this mass-scaled litigation, typically as one of hundreds of co-defendants in a particular proceeding; the vast majority of these cases were against Patterson Pump Company. The allegations in the lawsuits involving the Company and/or its subsidiaries are vague, general and speculative, and most cases have not advanced beyond the early stage of discovery. Insurers of the Company have engaged legal counsel to represent the Company and its subsidiaries and to protect their interests. In certain situations, the plaintiffs have voluntarily dismissed the Company and/or its subsidiaries from some of the lawsuits after the plaintiffs have acknowledged that there is no basis for their claims. In other situations, the Company and/or its subsidiaries have been dismissed from some of the lawsuits as a result of court rulings in favor of motions to dismiss and/or motions for summary judgment. In fifty-five cases, the Company and/or its subsidiaries have entered into nominal economic settlements recommended and paid for by insurers, coupled with dismissal of the lawsuits. During the fourth quarter 2011 Patterson Pump Company entered into an agreement with plaintiffs’ counsel for the voluntary dismissal of more than 95% of the cases against it at no cost to Patterson Pump Company or its insurer.

In addition, the Company and/or its subsidiaries are parties in a small number of legal proceedings arising out of the ordinary course of business. Management does not currently believe that these proceedings, or the industry-wide asbestos litigation, will materially impact the Company’s consolidated results of operations, liquidity or financial condition.

ITEM 4.	RESERVED

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3), the information regarding executive officers called for by Item 401 of Regulation S-K and by Item 9 of this Form 10-K is set forth below.

Name	Age	Office	Date Elected to Position
James C. Gorman	87	Chairman	1989
Jeffrey S. Gorman	59	President and Chief Executive Officer	1998
Wayne L. Knabel	65	Chief Financial Officer	2009
David P. Emmens	63	Corporate Counsel and Corporate Secretary	2002

Except as noted, each of the above-named officers has held his or her executive position with the Company for the past five years. Mr. J. C. Gorman served as the Company’s President from 1964 until 1989, and as Chief Executive Officer from 1964 until 1996. He has served as a Director of the Company continuously since 1946. Mr. J. S. Gorman was elected President and Chief Executive Officer effective May 1, 1998, after having served as Senior Vice President since 1996. Mr. J. S. Gorman also held the position of General Manager of the Mansfield Division from 1989 through 2005. He served as Assistant General Manager from 1986 to 1988; and he held the office of Corporate Secretary from 1982 to 1990. He has served as a Director of the Company continuously since 1989. Mr. Knabel was elected Chief Financial Officer effective May 1, 2009. Mr. Knabel previously served as Vice President Finance since May 1, 2008. Mr. Knabel joined the Company in March 2008. He previously served as Chief Financial Officer from 2003 to 2008 at Arthur Middleton Capital Holdings which manufactures and distributes over-the-counter nutraceuticals and performs direct marketing. Mr. Emmens joined the Company as Corporate Counsel in 1997, and was elected as Corporate Secretary in 2002. He served as Assistant Corporate Secretary from 1999 to 2002. Mr. J. S. Gorman is the son of Mr. J. C. Gorman. Mr. Christopher H. Lake, a Director of the Company, is the son of Dr. Peter B. Lake, also a Director. There are no other family relationships among any of the Executive Officers and Directors of the Company.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Attention is directed to the section “Quarterly Stock Prices and Dividends” and the data below pertaining to the shareholder information on page 40 in the Company’s 2011 Annual Report to Shareholders, which is incorporated herein by this reference.

Attention is also directed to the “Shareholder Return Performance Presentation” on page 40 in the Company’s 2011 Annual Report to Shareholders, which is incorporated herein by this reference.

The Company did not repurchase any of its Common Shares during the fourth quarter of the period covered by this Form 10-K.

PART II—CONTINUED

ITEM 6.	SELECTED FINANCIAL DATA

Attention is directed to the section “Eleven Year Summary of Selected Financial Data” on pages 36 and 37 in the Company’s 2011 Annual Report to Shareholders, which is incorporated herein by this reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Attention is directed to the section “Management’s Discussion and Analysis” on pages 28—33, and to the section “Safe Harbor Statement” on page 41, in the Company’s 2011 Annual Report to Shareholders, which are incorporated herein by this reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Attention is directed to the section “Management’s Discussion and Analysis” on pages 28—33, and to the section “Safe Harbor Statement” on page 41, in the Company’s 2011 Annual Report to Shareholders, which are incorporated herein by this reference. The Company’s foreign operations do not involve material market risks due to their relatively small size, both individually and collectively. As indicated in paragraph 4 on page 3 referenced above, the Company has no material market risk exposures required to be reported by Item 305 of Regulation S-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Attention is directed to the Company’s consolidated financial statements, the notes thereto and the report of the independent registered public accounting firm thereon on pages 14—27, and to the section “Summary of Quarterly Results of Operations” on pages 36 and 37, in the Company’s 2011 Annual Report to Shareholders, which are incorporated herein by this reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNT- ING AND FINANCIAL DISCLOSURE

None.

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

PART II—CONTINUED

ITEM 9A.	CONTROLS AND PROCEDURES-CONTINUED

An evaluation was carried out under the supervision and with the participation of the Company’s Management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Based on the evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

Management’s Report on Internal Control over Financial Reporting

There were no material weaknesses identified at any Division or Subsidiary of the Company during 2011. The 2011 Report of Management on Internal Control over Financial Reporting and the related Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting are incorporated herein by this reference from pages 34 and 35 of the Company’s 2011 Annual Report to Shareholders.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

With respect to Directors, attention is directed to the sections “Election of Directors”, “Board of Directors and Board Committees” and “Audit Committee Report” in the Company’s definitive Notice of 2012 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.

With respect to Executive Officers, attention is directed to Part I of this Form 10-K.

The Company has adopted a Code of Ethics that applies to its Chief Executive Officer, Chief Financial Officer and Treasurer, as well as to all employees, officers and Directors. The Code of Ethics is set forth as an exhibit to this Form 10-K. In addition, the Code of Ethics is posted on the Company’s website accessible through its Internet address of www.gormanrupp.com (under the heading “Investor Relations” and the sub-heading “Corporate Governance”).

PART III—CONTINUED

ITEM 11.	EXECUTIVE COMPENSATION

Attention is directed to the sections “Board of Directors and Board Committees”, “Executive Compensation”, “Compensation Discussion and Analysis”, “Pension Benefits”, “Summary Compensation Table”, “Director Compensation”, “Risk Oversight” and “Compensation Committee Report” in the Company’s definitive Notice of 2012 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Attention is directed to the section “Beneficial Ownership of Shares” and “Election of Directors” in the Company’s definitive Notice of 2012 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.

On May 22, 1997, the Company’s Board of Directors adopted a Non-Employee Directors’ Compensation Plan. This Plan became effective without shareholder approval and constitutes the Company’s only equity compensation plan. The Plan provides (originally through 2006) for share compensation for regular services performed by each of the Company’s non-employee Directors. In addition to cash compensation, non-employee Directors historically received an automatic award of 500 Common Shares (from the Company’s treasury) on each July 1. On July 27, 2006, the Company’s Board of Directors adopted a resolution extending the Non-Employee Directors’ Compensation plan for an additional term until the earlier of (i) May 21, 2017, (ii) at such time as all of the Company’s Common Shares authorized for award under the Plan and registered under Form S-8 Registration Statement No. 333-30159 shall have been awarded and issued, (iii) at such time as the Company deregisters any Common Shares not issued under the foregoing Registration Statement, or (iv) at such time as the Plan is terminated by action of the Board of Directors. On July 28, 2011, the Company’s Board of Directors adopted an amendment effective August 1, 2011 to provide for the aggregate award of 1,000 Common Shares to each Non-Employee Director during 2011. The number of Common Shares which may be awarded under the Plan cannot exceed 50,000, subject to certain conditions (e.g., stock splits, stock dividends).

As of December 31, 2011, 46,000 Common Shares had been issued to non-employee Directors and 34,106 Common Shares remained available for future issuance. (6,875 Common Shares were added as a result of the 5 for 4 stock split effective September 10, 2004; 7,093 Common Shares were added as a result of the 5 for 4 stock split effective December 8, 2006; 8,117 Common Shares were added as a result of the 5 for 4 stock split effective December 10, 2007; and 8,021 were added as a result of the 5 for 4 stock split effective June 10, 2011). No options, warrants or rights are available for issuance under the Plan. Attention is directed to the section “Board of Directors and Board Committees” in the Company’s definitive Notice of 2012 Annual Meeting of Shareholders and related

PART III — CONTINUED

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS—CONTINUED

Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which is incorporated herein by this reference.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Non-Employee Directors’ Compensation Plan (not approved by shareholders)	-0-	$-0-	34,106
Equity compensation plans approved by shareholders	—	—	—

Total	-0-	$-0-	34,106

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Attention is directed to the section “Board of Directors and Board Committees” in the Company’s definitive Notice of 2012 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which is incorporated herein by this reference.

The Company has no relationships or transactions required to be reported by Item 404 of Regulation S-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Attention is directed to the section “Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive Notice of 2012 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which is incorporated herein by this reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1. Financial Statements

With respect to the audited consolidated financial statements of the Registrant and its subsidiaries, the following documents have been incorporated by reference into this report:

(i)	Consolidated balance sheets—December 31, 2011 and 2010

(ii)	Consolidated statements of Income-Years ended December 31, 2011, 2010, 2009

(iii)	Consolidated statements of shareholders’ equity-Years ended December 31, 2011, 2010, 2009

(iv)	Consolidated statements of cash flows-Years ended December 31, 2011, 2010, 2009

(v)	Notes to consolidated financial statements

(vi)	2011 Report of independent registered public accounting firm

(vii)	2011 Report of management on internal control over financial reporting

(viii)	2011 Report of independent registered public accounting firm

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

(23)	Consent of Independent Registered Public Accounting Firm

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

Date: March 5, 2012

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

March 5, 2012

By:	/s/ DAVID P. EMMENS
David P. Emmens
Attorney-In-Fact

ANNUAL REPORT ON FORM 10-K

THE GORMAN-RUPP COMPANY

For the Year Ended December 31, 2011

EXHIBIT INDEX

Exhibit Number	Description	Page Number
(3)(4)	Amended Articles of Incorporation, as amended	*

(3)(4)	Regulations	*

(10) (a)	Form of Indemnification Agreement between the Company and its Directors and Officers	**

(10) (b)	Non-Employee Directors’ Compensation Plan	***

(13)	Incorporated Portions of 2011 Annual Report to Shareholders	16

(14)	Code of Ethics	43

(21)	Subsidiaries of the Company	46

(23)	Consent of Independent Registered Public Accounting Firm	47

(24)	Powers of Attorney	48

(31) (a)	Certification of Chief Executive Officer (Section 302 of the Sarbanes-Oxley Act of 2002)	51

(31) (b)	Certification of Chief Financial Officer (Section 302 of the Sarbanes-Oxley Act of 2002)	53

(32)	Certification Pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	55

*	Incorporated herein by this reference from Exhibit (3) (4) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
**	Incorporated herein by this reference from Exhibit (10) (a) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
***	Incorporated herein by this reference from Exhibit (10) (b) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.