Form 10-Q
period 2012-03-31
GORMAN RUPP CO
filed 2012-04-30
CIK 42682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-6747

The Gorman-Rupp Company

(Exact name of Registrant as Specified in its Charter)

Ohio	34-0253990
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

600 South Airport Road, Mansfield, Ohio	44903
(Address of Principal Executive Offices)	(Zip Code)

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

Common shares, without par value, outstanding at March 31, 2012. 20,990,893

*********************

The Gorman-Rupp Company and Subsidiaries

Three Months Ended March 31, 2012 and 2011

PART I. FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS (UNAUDITED)

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Thousands of dollars, except per share amounts)	Three Months Ended March 31,
	2012	2011
Net sales	$102,825	$84,074
Cost of products sold	76,151	62,688

Gross profit	26,674	21,386

Selling, general and administrative expenses	11,446	10,727

Operating income	15,228	10,659

Other income	188	111

Other expense	(34)	(142)

Income before income taxes	15,382	10,628

Income taxes	5,141	3,509

Net income	$10,241	$7,119

Earnings per share	$0.49	$0.34

Cash dividends paid per share	$0.090	$0.084

Average shares outstanding	20,990,893	20,984,893

Share amounts and per share data reflect the 5 for 4 stock split effective June 10, 2011.

See notes to condensed consolidated financial statements.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Thousands of dollars, except per share amounts)	Three Months Ended March 31,
	2012	2011
Net income	$10,241	$7,119

Cumulative translation adjustments	693	943
Pension and postretirement medical liability adjustments, net of tax	(769)	(157)

Total adjustments	(76)	786

Comprehensive income	$10,165	$7,905

See notes to condensed consolidated financial statements.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNADUITED)

(Thousands of dollars)	March, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$20,357	$20,142
Short-term investments	907	1,060
Accounts receivable—net	63,050	56,419
Inventories—net	77,630	73,193
Deferred income taxes and other current assets	5,173	5,058

Total current assets	167,117	155,872

Property, plant and equipment	230,915	226,408
Less accumulated depreciation	114,753	112,059

Property, plant and equipment—net	116,162	114,349

Other assets	3,996	2,998
Goodwill and other intangible assets	25,262	25,481

Total assets	$312,537	$298,700

Liabilities and shareholders’ equity
Current liabilities:

Accounts payable	$18,269	$15,679
Short-term debt	10,000	10,000
Payroll and related liabilities	10,362	10,283
Commissions payable	5,733	7,757
Accrued expenses	11,576	7,154

Total current liabilities	55,940	50,873

Postretirement benefits	22,898	22,705
Pension benefits	6,941	6,571
Deferred and other income taxes	3,718	3,787

Total liabilities	89,497	83,936

Shareholders’ equity
Common shares, without par value:
Authorized —35,000,000 shares
Outstanding—20,990,893 shares in 2012 and 2011 (after deducting treasury shares of 648,603 in 2012 and 2011) at stated capital amount	5,128	5,128
Additional paid-in capital	2,544	2,544
Retained earnings	231,488	223,136
Accumulated other comprehensive loss	(16,120)	(16,044)

Total shareholders’ equity	223,040	214,764

Total liabilities and shareholders’ equity	$312,537	$298,700

See notes to condensed consolidated financial statements.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Thousands of dollars)	Three Months Ended March,
	2012	2011
Cash flows from operating activities:

Net income	$10,241	$7,119
Adjustments to reconcile net income attributable to net cash provided by operating activities:
Depreciation and amortization	2,948	2,805
Pension expense	960	772
Contributions to pension plan	(1,200)	(1,200)
Changes in operating assets and liabilities:
Accounts receivable	(6,631)	(2,816)
Inventories	(4,437)	(5,509)
Accounts payable	2,591	2,073
Commissions payable	(2,024)	(552)
Other	3,747	2,683

Net cash provided by operating activities	6,195	5,375

Cash flows from investing activities:

Capital additions	(4,523)	(2,299)
Change in short-term investments	153	173

Net cash used for investing activities	(4,370)	(2,126)

Cash flows from financing activities:
Cash dividends	(1,889)	(1,763)
Payments to bank for borrowings	—	(3,000)

Net cash used for financing activities	(1,889)	(4,763)

Effect of exchange rate changes on cash	279	370

Net increase (decrease) in cash and cash equivalents	215	(1,144)
Cash and cash equivalents:
Beginning of year	20,142	32,229

March 31,	$20,357	$31,085

See notes to condensed consolidated financial statements.

PART I

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A—BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, from which related information herein has been derived.

On April 28, 2011, the Company declared a five-for-four split of its common shares in the form of a distribution of one additional common share for each four common shares previously issued. The distribution was made on June 10, 2011. Accordingly, all share amounts and per share data throughout this Quarterly Report on Form 10-Q have been adjusted retroactively to reflect the stock split.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASU 2011-05 requires retrospective application, and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. In December 2011, the FASB issued ASU 2011-12 indefinitely deferring its requirement related to the presentation of reclassification adjustments only. The Company adopted this accounting standard in the first quarter of fiscal 2012 and elected to present the components of net income and other comprehensive income in two separate but consecutive statements.

NOTE B—INVENTORIES

Inventories are stated at the lower of cost or market. The costs for approximately 79% of inventories at March 31, 2012 and 82% at December 31, 2011 are determined using the last-in, first-out (LIFO) method, with the remainder determined using the first-in, first-out (FIFO) method. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management’s estimate of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation.

PART I — CONTINUED

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

The major components of inventories are as follows (net of LIFO reserves):

(Thousands of dollars)	March 31, 2012	December 31, 2011
Raw materials and in-process	$28,787	$30,480
Finished parts	40,996	36,451
Finished products	7,847	6,262

Total inventories	$77,630	$73,193

NOTE C—PRODUCT WARRANTIES

A liability is established for estimated future warranty and service claims based on historical claims experience, specific product failures and sales volume. The Company expenses warranty costs directly to cost of products sold. Changes in the Company’s product warranty liability are as follows:

(Thousands of dollars)	March 31,
	2012	2011
Balance at beginning of year	$1,228	$1,543
Provision	86	467
Claims	(311)	(377)

Balance at end of period	$1,003	$1,633

NOTE D—PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors a defined benefit pension plan covering several locations. Additionally, the Company sponsors defined contribution pension plans at two other locations not participating in the defined benefit pension plan.

A 401(k) plan that includes a partial Company match is also available. For the locations covered by the defined benefit pension plan, employees hired after January 1, 2008 participate in an enhanced 401(k) plan instead of the defined benefit pension plan. Benefits are based on the employee’s age and years of service with the Company. Employees hired prior to January 1, 2008 were not affected by the change.

The Company also sponsors a non-contributory defined benefit health care plan that provides certain health benefits to substantially all retirees and their spouses. The Company funds the cost of these benefits as incurred.

PART I — CONTINUED

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

The following tables present the components of net periodic benefit cost:

	Pension Benefits		Postretirement Benefits
(Thousands of dollars)	Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011
Service cost	$797	$714	$289	$263
Interest cost	701	767	218	277
Expected return on plan assets	(1,148)	(1,128)	—	—
Recognized actuarial loss (gain)	610	419	(162)	(164)

Net periodic benefit cost	$960	$772	$345	$376

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview and Outlook

The Gorman-Rupp Company is a leading designer, manufacturer and international marketer of pumps and related equipment (pump and motor controls) for use in diverse water, wastewater, construction, industrial, petroleum, original equipment, agriculture, fire protection, heating, ventilating and air conditioning (HVAC), military and other liquid-handling applications. The Company attributes its success to long-term product quality, application and performance combined with delivery and service, and continually develops initiatives to improve performance in these key areas.

Gorman-Rupp actively pursues growth opportunities through organic growth, international business opportunities and acquisitions. We continually invest in training for our employees, new product development and modern manufacturing equipment and technology designed to increase production efficiency and capacity and drive growth by delivering innovative solutions to our customers. The Company also is currently focused on incorporating significantly changing engine designs related to new emission standards mandated by the U.S. Environmental Protection Agency (“EPA”) into our applicable products. These new governmental regulations have added, and will continue to add, additional costs to engine-driven pump products.

Net sales during the first quarter ended March 31, 2012 increased 22.3% to a record $102.8 million compared to $84.1 million during the same period in 2011. International sales increased 17.5% and were 31.0% of total sales in the first quarter 2012. Primary increases in sales were in the construction, industrial, original equipment manufacturer (OEM) and agricultural markets, while municipal sales were flat primarily due to decreased sales of pumps supplied for domestic flood control projects as compared to the first quarter 2011. Net income increased 43.9% to a record $10.2 million compared to $7.1 million in the first quarter 2011. Earnings per share were $0.49 and $0.34 for the respective periods.

Record shipments during the quarter, less intense demand for pumps in natural gas drilling applications and lower incoming orders for the municipal market resulted in a backlog of $139.1 million at March 31, 2012, a 1.4% decrease from a year ago and 10.5% lower than the backlog of $155.5 million at December 31, 2011. Working capital increased 5.9% from December 31, 2011 to a record $111.2 million at March 31, 2012 primarily due to increased current accounts receivable as a result of the increase in net sales.

PART I — CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

We believe that the Company is well positioned to grow organically at generally comparable operating margins over the long term by expanding our customer base both domestically and globally and through new product offerings. We expect that the increasing need for water and wastewater infrastructure rehabilitation within the United States, and similar needs internationally, along with increasing demand for pumps and pump related equipment for industrial and agricultural applications, will provide excellent opportunities for Gorman-Rupp in the future.

First Quarter 2012 Compared to First Quarter 2011

Net Sales

(Thousands of dollars)	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Net sales	$102,825	$84,074	$18,751	22.3%

Sales increased across all major markets the Company serves except municipal. The largest increases were in the construction and industrial markets of $4.7 million and $4.5 million, respectively, primarily due to volume growth related to the expansion and replacement of heavy equipment user fleets and oil and gas drilling. Sales into the OEM market increased $2.9 million related to increased power generation demand and sales into the agriculture market increased $2.6 million primarily due to high commodity prices and favorable weather conditions in the United States. In addition, sales increased $1.5 million in the fire protection market and $1.4 million in the petroleum market. Municipal sales were flat primarily due to decreased sales of pumps supplied for domestic flood control projects as compared to the first quarter 2011.

Cost of Products Sold

(Thousands of dollars)	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Cost of products sold	$76,151	$62,688	$13,463	21.5%
% of Net sales	74.1%	74.6%

Gross profit was $26.7 million in first quarter 2012 compared to $21.4 million in the same period in 2011, an increase of 24.7%, resulting in gross margins of 25.9% and 25.4%, respectively. Warranty expense decreased $381,000 primarily due to improved claim and processing experience.

PART I — CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Selling, General and Administrative Expenses (SG&A)

(Thousands of dollars)	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Selling, general and administrative expenses (SG&A)	$11,446	$10,727	$719	6.7%
% of Net sales	11.1%	12.8%

The increase in SG&A expenses was principally due to increases in wage costs of $255,000 and travel and advertising expenses of $229,000.

Net Income

(Thousands of dollars)	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Income before income taxes	$15,382	$10,628	$4,754	44.7%
% of Net sales	15.0%	12.6%

Income taxes	$5,141	$3,509	$1,632	46.5%
Effective tax rate	33.4%	33.0%

Net income	$10,241	$7,119	$3,122	43.9%
% of Net sales	10.0%	8.5%

Earnings per share	$0.49	$0.34	$0.15	44.1%

The increase in net income was primarily due to the factors described above, with earnings largely driven by improved operating leverage on record sales.

Liquidity and Capital Resources

(Thousands of dollars)	Three Months Ended March 31,
	2012	2011
Net cash provided by operating activities	$6,195	$5,375
Net cash used for investing activities	(4,370)	(2,126)
Net cash used for financing activities	(1,889)	(4,763)

Cash and cash equivalents and short-term investments totaled $21.3 million, and there was $10.0 million in outstanding bank debt at March 31, 2012 which is expected to be repaid during 2012. In addition, the Company had $25.0 million available in bank lines of credit after deducting $5.0 million in outstanding letters of credit primarily related to customer orders. The Company was in compliance with its nominal restrictive covenants, including limits on additional borrowings and maintenance of certain operating and financial ratios at March 31, 2012.

PART I — CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Working capital increased 5.9% from December 31, 2011 to a record $111.2 million at March 31, 2012 primarily due to increased current accounts receivable as a result of the increase in net sales. The Company’s days sales in accounts receivable, days in accounts payable and inventory turnover ratios were:

	Three Months Ended March 31,
	2012	2011	2010
Days sales in accounts receivable	53	57	55
Days in accounts payable	29	28	28
Inventory turnover ratio	2.3	2.4	2.2

The increase in cash provided by operating activities of $820,000 in the first three months of 2012 compared to the same period in 2011 was primarily due to growth in sales and related operating results.

During first quarter 2012, investing activities consisted primarily of investments in machinery and equipment. Capital expenditures for the full year 2012, consisting principally of machinery and equipment, are estimated to be $14 to $17 million and are expected to be financed through internally generated funds and existing lines of credit.

Net cash used for financing activities for the three months ended March 31, 2012 consisted of dividend payments of $1.9 million. The ratio of current assets to current liabilities was 3.0 to 1 at March 31, 2012 and 3.1 to 1 at December 31, 2011.

The Company currently expects to continue its long history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.

Critical Accounting Policies

Our critical accounting policies are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our Consolidated Financial Statements for the year ended December 31, 2011 contained in our Fiscal 2011 Annual Report on Form 10-K. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the notes to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

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

Such factors include, but are not limited to: (1) continuation of the current and projected future business environment, including interest rates and capital and consumer spending; (2) competitive factors and competitor responses to Gorman-Rupp initiatives; (3) successful development and market introductions of anticipated new products; (4) stability of government laws and regulations, including taxes; (5) stable governments and business conditions in emerging economies; (6) successful penetration of emerging economies; and (7) continuation of the favorable environment to make acquisitions, domestic and foreign, including regulatory requirements and market values of candidates.

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

An evaluation was carried out under the supervision and with the participation of the Company’s Management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.

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

PA RT II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no material changes from the legal proceedings previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 1A.	RISK FACTORS

There are no material changes from the risk factors previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

The Gorman-Rupp Company (Registrant)

Date: April 30, 2012

	By:	/s/ Wayne L. Knabel
Wayne L. Knabel
Chief Financial Officer