Form 10-Q
period 2012-06-30
GORMAN RUPP CO
filed 2012-07-30
CIK 42682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

Common shares, without par value, outstanding at July 27, 2012. 20,990,893

The Gorman-Rupp Company and Subsidiaries

Six Months Ended June 30, 2012 and 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)	3

Condensed Consolidated Statements of Income	3
-Three Months Ended June 30, 2012 and 2011
-Six Months Ended June 30, 2012 and 2011

Condensed Consolidated Statements of Comprehensive Income	4
-Three Months Ended June 30, 2012 and 2011
-Six Months Ended June 30, 2012 and 2011

Condensed Consolidated Balance Sheets	5
-June 30, 2012 and December 31, 2011

Condensed Consolidated Statements of Cash Flows	6
-Six Months Ended June 30, 2012 and 2011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Item 4. Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 6. Exhibits	16

EX-31.1 Section 302 Principal Executive Officer (PEO) Certification

EX-31.2 Section 302 Principal Financial Officer (PFO) Certification

EX-32 Section 1350 Certifications

EX-101

PART I. FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS (UNAUDITED)

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Thousands of dollars, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$92,583	$92,159	$195,408	$176,233
Cost of products sold	69,842	67,910	145,993	130,598

Gross profit	22,741	24,249	49,415	45,635

Selling, general and administrative expenses	11,247	10,768	22,693	21,495

Operating income	11,494	13,481	26,722	24,140

Other income	316	110	504	221

Other expense	(223)	(176)	(257)	(318)

Income before income taxes	11,587	13,415	26,969	24,043

Income taxes	4,019	4,490	9,160	7,999

Net income	$7,568	$8,925	$17,809	$16,044

Earnings per share	$0.36	$0.42	$0.85	$0.76

Cash dividends paid per share	$0.100	$0.090	$0.190	$0.174

Average shares outstanding	20,990,893	20,984,893	20,990,893	20,984,893

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Thousands of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$7,568	$8,925	$17,809	$16,044

Cumulative translation adjustments	(930)	342	(236)	1,285
Pension and postretirement medical liability adjustments, net of tax	1,667	732	899	575

Total adjustments	737	1,074	663	1,860

Comprehensive income	$8,305	$9,999	$18,472	$17,904

See notes to condensed consolidated financial statements.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNADUITED)

(Thousands of dollars)	June 30, 2012	December 31, 2011
Assets
Current assets:

Cash and cash equivalents	$16,240	$20,142
Short-term investments	847	1,060
Accounts receivable — net	62,317	56,419
Inventories — net	85,439	73,193
Deferred income taxes and other current assets	6,354	5,058

Total current assets	171,197	155,872

Property, plant and equipment	235,605	226,408
Less accumulated depreciation	115,465	112,059

Property, plant and equipment — net	120,140	114,349

Other assets	3,986	2,998
Goodwill and other intangible assets — net	25,059	25,481

Total assets	$320,382	$298,700

Liabilities and shareholders’ equity
Current liabilities:

Accounts payable	$19,801	$15,679
Short-term debt	9,000	10,000
Payroll and related liabilities	9,918	10,283
Commissions payable	8,179	7,757
Accrued expenses	13,192	7,154

Total current liabilities	60,090	50,873

Pension benefits	4,271	6,571
Postretirement benefits	23,056	22,705
Deferred and other income taxes	3,718	3,787

Total liabilities	91,135	83,936

Shareholders’ equity
Common shares, without par value:
Authorized —35,000,000 shares
Outstanding — 20,990,893 shares in 2012 and 2011 (after deducting treasury shares of 648,603 in 2012 and 2011) at stated capital amount	5,128	5,128
Additional paid-in capital	2,544	2,544
Retained earnings	236,956	223,136
Accumulated other comprehensive loss	(15,381)	(16,044)

Total shareholders’ equity	229,247	214,764

Total liabilities and shareholders’ equity	$320,382	$298,700

See notes to condensed consolidated financial statements.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Thousands of dollars)	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:

Net income	$17,809	$16,044
Adjustments to reconcile net income attributable to net cash provided by operating activities:
Depreciation and amortization	5,885	5,629
Pension expense	2,002	1,624
Contributions to pension plan	(3,000)	(3,000)
Changes in operating assets and liabilities:
Accounts receivable	(5,899)	(9,271)
Inventories	(12,246)	(13,523)
Accounts payable	4,122	5,728
Commissions payable	423	290
Other	2,856	3,807

Net cash provided by operating activities	11,952	7,328

Cash flows from investing activities:

Capital additions	(10,979)	(5,924)
Change in short-term investments	212	259

Net cash used for investing activities	(10,767)	(5,665)

Cash flows from financing activities:
Cash dividends	(3,988)	(3,651)
Payments to bank for borrowings	(1,000)	(5,000)
Other	—	(28)

Net cash used for financing activities	(4,988)	(8,679)

Effect of exchange rate changes on cash	(99)	505

Net decrease in cash and cash equivalents	(3,902)	(6,511)

Cash and cash equivalents:
Beginning of year	20,142	32,229

June 30,	$16,240	$25,718

See notes to condensed consolidated financial statements.

PART I

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A — BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, from which related information herein has been derived.

NOTE B — INVENTORIES

Inventories are stated at the lower of cost or market. The costs for approximately 80% of inventories at June 30, 2012 and 82% at December 31, 2011 are determined using the last-in, first-out (LIFO) method, with the remainder determined using the first-in, first-out (FIFO) method. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management’s estimate of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation.

The major components of inventories are as follows (net of LIFO reserves):

(Thousands of dollars)	June 30, 2012	December 31, 2011
Raw materials and in-process	$29,386	$30,480
Finished parts	46,548	36,451
Finished products	9,505	6,262

Total inventories	$85,439	$73,193

NOTE C — PRODUCT WARRANTIES

A liability is established for estimated future warranty and service claims based on historical claims experience, specific product failures and sales volume. The Company expenses warranty costs directly to cost of products sold. Changes in the Company’s product warranty liability are as follows:

(Thousands of dollars)	June 30,
	2012	2011
Balance at beginning of year	$1,228	$1,543
Provision	443	610
Claims	(678)	(717)

Balance at end of period	$993	$1,436

PART I — CONTINUED

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

NOTE D — PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors a defined benefit pension plan covering several locations. Additionally, the Company sponsors defined contribution pension plans at two other locations not participating in the defined benefit pension plan.

A 401(k) plan that includes a partial Company match is also available. For the locations covered by the defined benefit pension plan, employees hired after January 1, 2008 participate in an enhanced 401(k) plan instead of the defined benefit pension plan. Benefits are based on the employee’s age and years of service with the Company. Employees hired prior to January 1, 2008 were not affected by the change to the 401(k) plan.

The Company also sponsors a non-contributory defined benefit health care plan that provides certain health benefits to a majority of retirees and their spouses. The Company funds the cost of these benefits as incurred.

The following tables present the components of net periodic benefit cost:

	Pension Benefits		Postretirement Benefits
(Thousands of dollars)	Three Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Service cost	$797	$714	$289	$263
Interest cost	701	767	217	277
Expected return on plan assets	(1,147)	(1,128)	—	—
Recognized actuarial loss (gain)	610	419	(162)	(164)

Net periodic benefit cost	$961	$772	$344	$376

	Pension Benefits		Postretirement Benefits
(Thousands of dollars)	Six Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Service cost	$1,594	$1,428	$578	$526
Interest cost	1,402	1,534	435	554
Expected return on plan assets	(2,295)	(2,256)	—	—
Recognized actuarial loss (gain)	1,220	838	(324)	(328)

Net periodic benefit cost	$1,921	$1,544	$689	$752

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview and Outlook

The Gorman-Rupp Company is a leading designer, manufacturer and international marketer of pumps and related equipment (pump and motor controls) for use in diverse water, wastewater, construction, industrial, petroleum, original equipment, agriculture, fire protection, heating, ventilating and air conditioning (HVAC), military and other liquid-handling applications. The Company attributes its success to long-term product quality, applications and performance combined with delivery and service, and continually develops initiatives to improve performance in these key areas.

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

Net sales during the second quarter 2012 were $92.6 million compared to $92.2 million during the same period in 2011. Net income was $7.6 million compared to $8.9 million in the second quarter 2011, a 14.6% decrease. Earnings per share were $0.36 and $0.42 for the respective periods, a 14.3% decrease.

Net sales for the six months ended June 30, 2012 increased 10.9% to $195.4 million compared to $176.2 million during the same period in 2011. Net income increased 11.3% to $17.8 million compared to $16.0 in the first six months of 2011. Earnings per share were $0.85 and $0.76 for the respective periods.

Sales were flat in the quarter compared to the second quarter 2011 and less than the record first quarter 2012. Strong sales increases occurred in the agricultural and fire protection markets and sales also rose in the petroleum and OEM markets. However, these increases were largely offset by decreased sales in the municipal market primarily due to decreased shipments of pumps supplied for domestic flood control projects and municipal funding constraints affecting sales of sewage pumps and systems, as well as reduced demand for pumps for natural gas drilling applications and from rental businesses. Encouragingly, international sales grew 38.0% in the second quarter 2012 compared to the same period last year, while domestic sales decreased 15.8% largely due to the aforementioned decline in municipal market sales.

The decrease in earnings for the quarter was principally driven by a less favorable product mix and increased healthcare expense of $0.02 per share.

The Company’s backlog of orders was $133.7 million at June 30, 2012 compared to $154.2 million a year ago and $155.5 million at December 31, 2011. The decrease from June 30, 2011 and December 31, 2011 was primarily due to record shipments during the first six months of 2012 combined with lower incoming orders for the construction and municipal markets.

We believe that the Company is well positioned to grow organically at generally comparable operating margins over the long term by expanding our customer base both domestically and globally and through new product offerings. We expect that the increasing need for water and wastewater infrastructure rehabilitation within the United States, and similar needs internationally, along with increasing demand for pumps and pump related equipment for industrial and agricultural applications, will provide excellent growth opportunities for Gorman-Rupp in the future.

PART I — CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Second Quarter 2012 Compared to Second Quarter 2011

Net Sales

(Thousands of dollars)	Three Months Ended June 30,
	2012	2011	$ Change	% Change
Net sales	$92,583	$92,159	$424	0.5%

Sales were flat in the quarter as compared to the second quarter 2011. Fire protection sales increased $6.1 million due to an increase in sales internationally and sales in the agriculture market increased $1.7 million primarily due to agricultural cash-flow benefits from continuing high commodity prices and drought conditions in the United States. In addition, sales increased in the petroleum and OEM markets by $1.5 million and $1.4 million, respectively. These increases were offset by decreased sales in the municipal market of $7.0 million principally due to decreased sales of pumps supplied for domestic flood control projects and funding constraints at the federal and local levels negatively affecting sales of sewage pumps and pump systems. Sales also decreased in the construction market by $2.0 million.

Cost of Products Sold and Gross Profit

(Thousands of dollars)	Three Months Ended June 30,
	2012	2011	$ Change	% Change
Cost of products sold	$69,842	$67,910	$1,932	2.8%
% of Net sales	75.4%	73.7%
Gross profit	24.6%	26.3%

Gross profit was $22.7 million in second quarter 2012 compared to $24.2 million in the same period in 2011, a decrease of 6.2%, resulting in gross margins of 24.6% and 26.3%, respectively. The decrease in the gross margin percentage was principally due to a less favorable product mix driven primarily by lower sales in the municipal market and higher sales in the fire protection market, and increased healthcare expense of $532,000.

Selling, General and Administrative Expenses (SG&A)

(Thousands of dollars)	Three Months Ended June 30,
	2012	2011	$ Change	% Change
Selling, general and administrative expenses (SG&A)	$11,247	$10,768	$479	4.4%
% of Net sales	12.1%	11.7%

The modest increase in SG&A expenses was principally due to increases in wage costs of $195,000 and travel and advertising expenses of $133,000 related to second quarter trade shows.

PART I — CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Net Income

(Thousands of dollars)	Three Months Ended June 30,
	2012	2011	$ Change	% Change
Income before income taxes	$11,587	$13,415	$(1,828)	(13.6%)
% of Net sales	12.5%	14.6%

Income taxes	$4,019	$4,490	$(471)	(10.5%)
Effective tax rate	34.7%	33.5%

Net income	$7,568	$8,925	$(1,357)	(15.2%)
% of Net sales	8.2%	9.7%

Earnings per share	$0.36	$0.42	$(0.06)	(14.3%)

The decrease in net income was primarily due to the factors described above, and the negative impacts of a less favorable product mix. The difference in the effective tax rate between the two periods is primarily due to the research and development tax credit that has not been extended for 2012.

Six Months 2012 Compared to Six Months 2011

Net Sales

(Thousands of dollars)	Six Months Ended June 30,
	2012	2011	$ Change	% Change
Net sales	$195,408	$176,233	$19,175	10.9%

Record first-half sales included increases across all major markets the Company serves except municipal. The largest increases were in the fire protection market of $7.6 million due to an increase in sales internationally, the agriculture market of $4.3 million due to agricultural cash-flow benefits from continuing high commodity prices and drought conditions in the United States, the industrial market of $4.3 million primarily due to oil and gas drilling and the OEM market of $4.3 million related to increased power generation demand. In addition, sales increased $2.9 million in the petroleum market and $2.7 million in the construction market. These increases were partially offset by lower sales in the municipal market primarily of $6.5 million due to decreased sales of pumps supplied for domestic flood control projects as compared to the first six months of 2011.

PART I — CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Cost of Products Sold and Gross Profit

(Thousands of dollars)	Six Months Ended June 30,
	2012	2011	$ Change	% Change
Cost of products sold	$145,993	$130,598	$15,395	11.8%
% of Net sales	74.7%	74.1%
Gross profit	25.3%	25.9%

Gross profit was $49.4 million in the first six months of 2012 compared to $45.6 million in the same period in 2011, an increase of 8.3%, resulting in gross margins of 25.3% and 25.9%, respectively. The decrease in the gross margin percentage was principally due to a less favorable product mix driven primarily by lower sales in the municipal market and higher sales in the fire protection and agricultural markets, and increased healthcare expense of $611,000.

Selling, General and Administrative Expenses (SG&A)

(Thousands of dollars)	Six Months Ended June 30,
	2012	2011	$ Change	% Change
Selling, general and administrative expenses (SG&A)	$22,693	$21,495	$1,198	5.6%
% of Net sales	11.6%	12.2%

The increase in SG&A expenses was principally due to increases of $449,000 in wage costs and travel and advertising expenses of $362,000 related to trade shows.

Net Income

(Thousands of dollars)	Six Months Ended June 30,
	2012	2011	$ Change	% Change
Income before income taxes	$26,969	$24,043	$2,926	12.2%
% of Net sales	13.8%	13.6%

Income taxes	$9,160	$7,999	$1,161	14.5%
Effective tax rate	34.0%	33.3%

Net income	$17,809	$16,044	$1,765	11.0%
% of Net sales	9.1%	9.1%

Earnings per share	$0.85	$0.76	$0.09	11.8%

The increase in net income was primarily due to the factors described above. The difference in the effective tax rate between the two periods is primarily due to the research and development tax credit that has not been extended for 2012.

PART I — CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

Liquidity and Capital Resources

(Thousands of dollars)	Six Months Ended June 30
	2012	2011
Net cash provided by operating activities	$11,952	$7,328
Net cash used for investing activities	(10,767)	(5,665)
Net cash used for financing activities	(4,988)	(8,679)

Cash and cash equivalents and short-term investments totaled $17.1 million, and there was $9.0 million in outstanding bank debt at June 30, 2012 which is expected to be repaid during the next twelve months. In addition, the Company had $24.0 million available in bank lines of credit after deducting $6.0 million in outstanding letters of credit primarily related to customer orders. The Company was in compliance with its nominal restrictive covenants, including limits on additional borrowings and maintenance of certain operating and financial ratios, at June 30, 2012.

Working capital increased 5.8% from December 31, 2011 to $111.1 million at June 30, 2012 primarily due to increased inventory and current accounts receivable.

Liquidity Ratios

	Six Months Ended June 30,
	2012	2011	2010
Days sales in accounts receivable	55	58	57
Days in accounts payable	32	30	29
Days in inventory	168	153	155

The increase in cash provided by operating activities of $4.6 million in the six months of 2012 compared to the same period in 2011 was primarily due to growth in sales and related operating results.

During the first six months of 2012, investing activities of $11.0 million consisted of capital expenditures for an expansion of the National Pump facilities of $2.4 million and machinery and equipment of $8.6 million. Capital expenditures for the full year 2012, consisting principally of machinery and equipment, are estimated to be $14 to $17 million and are expected to be financed through internally generated funds and existing lines of credit.

Net cash used for financing activities for the six months ended June 30, 2012 consisted of dividend payments of $4.0 million and re-payment of $1.0 million in short-term debt. The ratio of current assets to current liabilities was 2.9 to 1 at June 30, 2012 and 3.1 to 1 at December 31, 2011.

PART I — CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED

The Company currently expects to continue its distinguished history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.

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

Such factors include, but are not limited to: (1) continuation of the current and projected future business environment, including interest rates and capital and consumer spending; (2) competitive factors and competitor responses to Gorman-Rupp initiatives; (3) successful development and market introductions of anticipated new products; (4) stability of government laws and regulations, including taxes; (5) stable governments and business conditions in emerging economies; (6) successful penetration of emerging economies; and (7) continuation of the favorable environment to make acquisitions, domestic and foreign, including regulatory requirements and market values of candidates. Except to the extent required by law, we do not undertake and specifically decline any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.

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

PART I – CONTINUED

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

An evaluation was carried out under the supervision and with the participation of the Company’s Management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.

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

ITEM 6. EXHIBITS

(a)	Exhibits

Exhibit 31.1	Certification of Jeffrey S. Gorman, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Wayne L. Knabel, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

Exhibit 101	Financial statements from the Quarterly Report on Form 10- Q of The Gorman-Rupp Company for the quarter ended June 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Gorman-Rupp Company (Registrant)

Date: July 30, 2012

	By:	/s/ Wayne L. Knabel
Wayne L. Knabel Chief Financial Officer