Form 10-Q
period 2012-09-30
GORMAN RUPP CO
filed 2012-10-29
CIK 42682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Common shares, without par value, outstanding at October 26, 2012. 20,996,893

The Gorman-Rupp Company and Subsidiaries

Nine Months Ended September 30, 2012 and 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)	3

Condensed Consolidated Statements of Income—Three Months Ended September 30, 2012 and 2011—Nine Months Ended September 30, 2012 and 2011	3

Condensed Consolidated Statements of Comprehensive Income—Three Months Ended September 30, 2012 and 2011—Nine Months Ended September 30, 2012 and 2011	4

Condensed Consolidated Balance Sheets—September 30, 2012 and December 31, 2011	5

Condensed Consolidated Statements of Cash Flows—Nine Months Ended September 30, 2012 and 2011	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	16

Item 4. Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 1A. Risk Factors	16

Item 6. Exhibits	17

EX-31.1 Section 302 Principal Executive Officer (PEO) Certification

EX-31.2 Section 302 Principal Financial Officer (PFO) Certification

EX-32 Section 1350 Certifications

EX-101 Financial statements from the Quarterly Report on Form 10-Q of The Gorman-Rupp Company for the quarter ended September 30, 2012, formatted in eXtensible Business Reporting Language (XBRL)

PART I. FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS (UNAUDITED)

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share amounts)	2012	2011	2012	2011
Net sales	$91,626	$90,215	$287,034	$266,448
Cost of products sold	69,796	67,748	215,789	198,346

Gross profit	21,830	22,467	71,245	68,102

Selling, general and administrative expenses	11,727	10,941	34,420	32,436

Operating income	10,103	11,526	36,825	35,666

Other income	161	78	665	299

Other expense	(123)	(402)	(380)	(720)

Income before income taxes	10,141	11,202	37,110	35,245

Income taxes	3,435	3,547	12,595	11,546

Net income	$6,706	$7,655	$24,515	$23,699

Earnings per share	$0.32	$0.37	$1.17	$1.13

Cash dividends paid per share	$0.100	$0.090	$0.290	$0.264

Average shares outstanding	20,996,828	20,989,882	20,992,886	20,986,574

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Thousands of dollars)	2012	2011	2012	2011
Net income	$6,706	$7,655	$24,515	$23,699

Cumulative translation adjustments	726	(2,172)	489	(887)
Pension and postretirement medical liability adjustments, net of tax	453	403	1,351	978

Total adjustments	1,179	(1,769)	1,840	91

Comprehensive income	$7,885	$5,886	$26,355	$23,790

See notes to condensed consolidated financial statements.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
(Thousands of dollars)	2012	2011
Assets

Current assets:

Cash and cash equivalents	$14,780	$20,142
Short-term investments	253	1,060
Accounts receivable—net	60,298	56,419
Inventories—net	81,790	73,193
Deferred income taxes and other current assets	5,518	5,058

Total current assets	162,639	155,872

Property, plant and equipment	238,562	226,408
Less accumulated depreciation	117,903	112,059

Property, plant and equipment—net	120,659	114,349

Other assets	4,037	2,998
Goodwill and other intangible assets—net	27,247	25,481

Total assets	$314,582	$298,700

Liabilities and shareholders’ equity

Current liabilities:

Accounts payable	$11,427	$15,679
Short-term debt	8,000	10,000
Payroll and related liabilities	12,078	10,283
Commissions payable	5,673	7,757
Accrued expenses	11,796	7,154

Total current liabilities	48,974	50,873

Pension benefits	3,421	6,571
Postretirement benefits	23,259	22,705
Deferred and other income taxes	3,719	3,787

Total liabilities	79,373	83,936

Shareholders’ equity
Common shares, without par value:
Authorized—35,000,000 shares
Outstanding—20,996,893 shares in 2012 and 20,990,893 in 2011 (after deducting treasury shares of 642,603 in 2012 and 648,603 in 2011) at stated capital amount	5,130	5,128

Additional paid-in capital	2,693	2,544
Retained earnings	241,590	223,136
Accumulated other comprehensive loss	(14,204)	(16,044)

Total shareholders’ equity	235,209	214,764

Total liabilities and shareholders’ equity	$314,582	$298,700

See notes to condensed consolidated financial statements.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
(Thousands of dollars)	2012	2011
Cash flows from operating activities:

Net income	$24,515	$23,699
Adjustments to reconcile net income attributable to net cash provided by operating activities:
Depreciation and amortization	8,927	8,516
Pension expense	3,011	2,434
Contributions to pension plan	(4,200)	(4,200)
Changes in operating assets and liabilities:
Accounts receivable	(2,062)	(2,845)
Inventories	(7,118)	(20,554)
Accounts payable	(4,492)	4,278
Commissions payable	(2,084)	(161)
Other	4,168	7,138

Net cash provided by operating activities	20,665	18,305

Cash flows from investing activities:

Capital additions	(14,165)	(8,547)
Acquisition net of cash acquired	(4,812)	—
Change in short-term investments	806	572

Net cash used for investing activities	(18,171)	(7,975)
Cash flows from financing activities:

Cash dividends	(6,088)	(5,541)
Payments to bank for borrowings	(2,000)	(10,000)
Other	—	(27)

Net cash used for financing activities	(8,088)	(15,568)

Effect of exchange rate changes on cash	232	(662)

Net decrease in cash and cash equivalents	(5,362)	(5,900)
Cash and cash equivalents:
Beginning of year	20,142	32,229

September 30,	$14,780	$26,329

See notes to condensed consolidated financial statements.

PART I

ITEM 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A—BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management of The Gorman-Rupp Company (the “Company” or “Gorman-Rupp”), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, from which related information herein has been derived.

NOTE B—INVENTORIES

Inventories are stated at the lower of cost or market. The costs for approximately 79% of inventories at September 30, 2012 and 82% at December 31, 2011 are determined using the last-in, first-out (LIFO) method, with the remainder determined using the first-in, first-out (FIFO) method. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management’s estimate of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation.

The major components of inventories are as follows (net of LIFO reserves):

(Thousands of dollars)	September 30, 2012	December 31, 2011
Raw materials and in-process	$23,363	$30,480
Finished parts	45,046	36,451
Finished products	13,381	6,262

Total inventories	$81,790	$73,193

NOTE C—PRODUCT WARRANTIES

A liability is established for estimated future warranty and service claims based on historical claims experience, specific product failures and sales volume. The Company expenses warranty costs directly to cost of products sold. Changes in the Company’s product warranty liability are as follows:

	September 30,
(Thousands of dollars)	2012	2011
Balance at beginning of year	$1,228	$1,543
Provision	1,059	848
Claims	(1,117)	(1,034)

Balance at end of period	$1,170	$1,357

PART I – CONTINUED

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

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

Additionally, the Company sponsors defined contribution pension plans at two subsidiaries, American Machine and Tool Co., Inc. of Pennsylvania and National Pump Company, not participating in the defined benefit pension plan.

The Company also sponsors a non-contributory defined benefit health care plan that provides certain health benefits to a majority of retirees and their spouses. The Company funds the cost of these benefits as incurred.

The following tables present the components of net periodic benefit cost:

	Pension Benefits		Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
(Thousands of dollars)	2012	2011	2012	2011
Service cost	$797	$714	$288	$263
Interest cost	700	767	218	277
Expected return on plan assets	(1,148)	(1,127)	—	—
Recognized actuarial loss (gain)	611	418	(161)	(164)

Net periodic benefit cost	$960	$772	$345	$376

	Pension Benefits		Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	2012	2011	2012	2011
Service cost	$2,391	$2,142	$866	$789
Interest cost	2,102	2,301	653	831
Expected return on plan assets	(3,443)	(3,383)	—	—
Recognized actuarial loss (gain)	1,831	1,256	(485)	(492)

Net periodic benefit cost	$2,881	$2,316	$1,034	$1,128

NOTE E—ACQUISITION

On September 1, 2012, the Company’s wholly-owned subsidiary, Gorman-Rupp Africa Proprietary Limited (“G-R Africa”), purchased the business of Pumptron (Proprietary) Limited (“Pumptron”) through internally generated cash flows. The allocation of the purchase price to the business acquired is preliminary and will be finalized pending completion of a fair value appraisal process.

PART I – CONTINUED

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

Pumptron has been an international value-added distributor for Gorman-Rupp for over 25 years and will further enhance the Company’s continuing international expansion. Founded in 1986, Pumptron is a leading provider of water-related pumping solutions primarily serving the construction, mining, agricultural and municipal markets in South Africa and increasingly throughout other sub-Sahara African countries. Pumptron is headquartered in Johannesburg with operating locations in Cape Town and Durban, all in South Africa, and had approximately $10 million in revenue during its fiscal year 2012, which included sales of Gorman-Rupp products.

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

Net sales during the third quarter 2012 were $91.6 million compared to $90.2 million during the same period in 2011. Net income during the quarter was $6.7 million compared to $7.7 million in the third quarter 2011, a 13.0% decrease. Earnings per share were $0.32 and $0.37 for the respective periods.

Net sales for the nine months ended September 30, 2012 increased 7.7% to a record $287.0 million compared to $266.4 million during the same period in 2011. Both years benefited from increases in our seasonal agriculture market business contributed by our 2010 acquisition of National Pump Company. Net income increased 3.4% to a record $24.5 million compared to $23.7 million in the first nine months of 2011. Earnings per share were $1.17 and $1.13 for the respective periods.

Sales increased a modest 1.6% during the quarter compared to the same period last year. Sales improved 10.3% in our larger water markets group and declined 12.0% in our non-water markets. Major contributions to water market sales were shipments of pumps for domestic flood control, and shipments of pumps for water supply and sewage systems domestically and internationally. The quarter’s non-water market decreases were primarily in the OEM market due to the scale-down of U.S. military operations overseas, and shipments of fabricated products related to power generation declined due to the slow and unsteady economic recovery and related reduced power demands in North America.

PART I—CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

The decrease in earnings for the quarter was principally driven by a less favorable product mix among the market groups, combined with selling, general and administrative expense increases due to healthcare costs and the completion of the Pumptron acquisition.

The Company’s backlog of orders was $146.7 million at September 30, 2012 compared to $157.9 million a year ago and $155.5 million at December 31, 2011. The planned decrease in backlog from September 30, 2011 and December 31, 2011 was primarily due to record shipments during the twelve months ending September 30, 2012 combined with lower incoming orders for the construction market. The backlog is expected to be boosted in the first quarter of 2013 by approximately $70 million based on a letter of intent to the Company to supply major flood control pumps for a member of the joint venture construction group for a significant New Orleans flood control project as announced by the Company October 1, 2012. The award of this joint venture project has been protested by unsuccessful bidders and is expected to be resolved by the end of January 2013.

The Company remains focused on providing high quality products, executing on profitable growth and acquisition opportunities and maintaining a very strong balance sheet which provides excellent financial flexibility. We expect to continue to encounter headwinds in the near-term related to the very uncertain domestic and global macroeconomic conditions important to most of the markets the Company serves.

We believe that the Company is well positioned to grow organically at generally comparable operating margins over the long term by expanding our customer base, both domestically and globally, and through new product offerings. We expect that the increasing need for water and wastewater infrastructure rehabilitation within the United States, and similar needs internationally, along with increasing demand for pumps and pump related equipment for industrial and agricultural applications, will provide excellent growth opportunities for Gorman-Rupp in the future.

The Company’s defined benefit pension plan administrator confirmed that the actuarial payment threshold relating to retirees receiving lump-sum distributions was exceeded during October 2012. As a result, a pension settlement loss estimated to be $2.1 million and approximately $0.10 to $0.12 per share, net of income taxes, will be required by GAAP to be recorded during the fourth quarter 2012.

Third Quarter 2012 Compared to Third Quarter 2011

Net Sales

	Three Months Ended September 30,
(Thousands of dollars)	2012	2011	$ Change	% Change
Net sales	$91,626	$90,215	$1,411	1.6%

PART I—CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Sales increased $5.1 million in the water markets group primarily due to increased sales in the municipal market of $6.3 million principally due to shipments of pumps for domestic flood control, and shipments of pumps for water supply and sewage systems domestically and internationally. Also, sales in the fire protection market increased $1.9 million primarily as a result of international shipments. The construction market decreased $3.3 million due to continued reduced demand for pumps for natural gas drilling applications and from decreases in rental businesses relative to the higher level of sales experienced during 2011 due to pent-up demand.

Sales decreased $3.5 million in the non-water markets group primarily due to lower sales in the OEM market largely as a result of the scale-down of U.S. military operations overseas and reduced shipments of fabricated products related to power generation.

Cost of Products Sold and Gross Profit

(Thousands of dollars)	Three Months Ended September 30,
	2012	2011	$ Change	% Change
Cost of products sold	$69,796	$67,748	$2,048	3.0%
% of Net sales	76.2%	75.1%
Gross profit	23.8%	24.9%

The decrease in the gross margin percentage was principally due to a less favorable product mix among the market groups driven primarily by lower sales in the OEM and construction markets. In addition, warranty and healthcare expense increased $378,000 and $341,000, respectively.

Selling, General and Administrative Expenses (SG&A)

(Thousands of dollars)	Three Months Ended September 30,
	2012	2011	$ Change	% Change
Selling, general and administrative expenses (SG&A)	$11,727	$10,941	$786	7.2%
% of Net sales	12.8%	12.1%

The increase in SG&A expenses was principally due to increases in professional fees of $223,000 primarily due to the acquisition of Pumptron and associated legal fees, and in travel and advertising expenses of $139,000 related to trade shows. Also, a change in the allocation of profit sharing in the third quarter 2012 compared to the same period last year resulted in an increase of $268,000.

PART I—CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Net Income

(Thousands of dollars)	Three Months Ended September 30,
	2012	2011	$ Change	% Change
Income before income taxes	$10,141	$11,202	$(1,061)	(9.5%)
% of Net sales	11.1%	12.4%

Income taxes	$3,435	$3,547	$(112)	(3.2%)
Effective tax rate	33.9%	31.7%

Net income	$6,706	$7,655	$(949)	(12.4%)
% of Net sales	7.3%	8.5%

Earnings per share	$0.32	$0.37	$(0.05)	(13.5%)

The decrease in net income was primarily due to the factors described above, including the negative impacts of a less favorable product mix combined with selling, general and administrative expense increases. The difference in the effective tax rate between the two periods is primarily due to the federal research and development tax credit that has not been extended for 2012, I.R.S. audit adjustments relating to transfer pricing for tax years 2009 and 2010 paid in 2012, and higher earnings in the third quarter 2011 in foreign jurisdictions taxed at lower rates relative to the United States.

Nine Months 2012 Compared to Nine Months 2011

Net Sales

(Thousands of dollars)	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
Net sales	$287,034	$266,448	$20,586	7.7%

Record nine-month sales included increases in both the water and non-water market groups. The larger water markets group increased $13.2 million primarily due to improved sales of $9.5 million in the fire protection market due to an increase in sales internationally and higher sales of $4.5 million in the agriculture market due to agricultural cash-flow benefits from high commodity prices and drought conditions in the United States. The non-water markets group increased $8.0 million primarily due to higher sales in the petroleum and industrial markets related to oil and natural gas drilling.

PART I—CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Cost of Products Sold and Gross Profit

(Thousands of dollars)	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
Cost of products sold	$215,789	$198,346	$17,443	8.8%
% of Net sales	75.2%	74.4%
Gross profit	24.8%	25.6%

The decrease in the gross margin percentage was principally due to a less favorable product mix among the market groups driven primarily by lower sales in the OEM and construction markets. In addition, healthcare and depreciation expense increased $952,000 and $485,000, respectively.

Selling, General and Administrative Expenses (SG&A)

(Thousands of dollars)	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
Selling, general and administrative expenses (SG&A)	$34,420	$32,436	$1,984	6.1%
% of Net sales	12.0%	12.2%

The increase in SG&A expenses was principally due to increases of $449,000 in wage costs and $501,000 in travel and advertising expenses related to trade shows. Also, a change in the allocation of profit sharing in 2012 compared to 2011 resulted in an increase of $470,000.

Net Income

(Thousands of dollars)	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
Income before income taxes	$37,110	$35,245	$1,865	5.3%
% of Net sales	12.9%	13.2%

Income taxes	$12,595	$11,546	$1,049	9.1%
Effective tax rate	33.9%	32.8%

Net income	$24,515	$23,699	$816	3.4%
% of Net sales	8.5%	8.9%

Earnings per share	$1.17	$1.13	$0.04	3.5%

PART I—CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

The increase in net income was primarily due to the factors described above. The difference in the effective tax rate between the two periods was primarily due to the federal research and development tax credit that has not been extended for 2012 resulting in a decrease of $0.01 per share and I.R.S audit adjustments relating to transfer pricing for tax years 2009 and 2010 paid in 2012.

Liquidity and Capital Resources

(Thousands of dollars)	Nine Months Ended September 30
	2012	2011
Net cash provided by operating activities	$20,665	$18,305
Net cash used for investing activities	(18,171)	(7,975)
Net cash used for financing activities	(8,088)	(15,568)

Cash and cash equivalents and short-term investments totaled $15.0 million, and there was $8.0 million in outstanding bank debt at September 30, 2012. In addition, the Company had $24.3 million available in bank lines of credit after deducting $5.7 million in outstanding letters of credit primarily related to customer orders. The Company was in compliance with its nominal restrictive covenants, including limits on additional borrowings and maintenance of certain operating and financial ratios, at September 30, 2012.

Working capital increased 8.3% from December 31, 2011 to $113.7 million at September 30, 2012 primarily due to increased inventory and current accounts receivable.

Liquidity Ratios

	Nine Months Ended September 30,
	2012	2011	2010
Days sales in accounts receivable	56	55	56
Days in accounts payable	25	28	27
Days in inventory	164	152	150

The change in cash provided by operating activities of $2.4 million in the nine months of 2012 compared to the same period in 2011 was primarily due to a reduction between periods in the use of cash required to fund inventory and changes in accounts payable balances.

During the first nine months of 2012, investing activities of $18.2 million primarily consisted of capital expenditures of $2.4 million for an expansion of the National Pump Company facilities and $10.8 million of machinery and equipment. In addition, $4.8 million of cash was used for the acquisition of Pumptron. Capital expenditures for the full year 2012, consisting principally of machinery and equipment, are estimated to be $15 to $18 million and are expected to be financed through internally generated funds and existing lines of credit.

PART I—CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Net cash used for financing activities for the nine months ended September 30, 2012 consisted of dividend payments of $6.1 million and re-payment of $2.0 million in short-term debt. The ratio of current assets to current liabilities was 3.3 to 1 at September 30, 2012 and 3.1 to 1 at December 31, 2011.

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

Safe Harbor Statement

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, The Gorman-Rupp Company provides the following cautionary statement: Certain statements in this Item and elsewhere herein are forward-looking statements and include assumptions concerning The Gorman-Rupp Company’s operations, future results and prospects. These forward-looking statements are based on current expectations about important economic, political, and technological factors, among others, and are subject to risk and uncertainties, the absence of which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.

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

PART I—CONTINUED

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

An evaluation was carried out under the supervision and with the participation of the Company’s Management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012.

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

ITEM 6.	EXHIBITS

Exhibit 31.1	Certification of Jeffrey S. Gorman, Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Wayne L. Knabel, Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

Exhibit 101	Financial statements from the Quarterly Report on Form 10-Q of The Gorman-Rupp Company for the quarter ended September 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

*	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act of 1934, as amended, and is otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Gorman-Rupp Company
(Registrant)

Date: October 29, 2012

	By:	/s/Wayne L. Knabel
Wayne L. Knabel
Chief Financial Officer