Form 10-K
period 2012-12-31
GORMAN RUPP CO
filed 2013-03-04
CIK 42682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT

Commission file number 1-6747

THE GORMAN-RUPP COMPANY

(Exact name of Registrant as specified in its charter)

Ohio	34-0253990
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 South Airport Road, Mansfield, Ohio	44903
(Address of principal executive offices	(Zip Code)

Registrant’s telephone number, including area code (419) 755-1011

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Shares, without par value	NYSE MKT

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant. The aggregate market value is computed by reference to the price at which the common equity was sold as of June 30, 2012. $388,384,369

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of March 1, 2013.

Common Shares, without par value—20,996,893

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2012 Annual Report to Shareholders incorporated by reference into Part II (Items 5-9A).

Portions of Notice of 2013 Annual Meeting of Shareholders and related Proxy Statement incorporated by reference into Part III (Items 10-14).

**************

The Exhibit Index is located at Page 15

PART I

ITEM 1.	BUSINESS

The Gorman-Rupp Company (“Registrant”, “Gorman-Rupp” or the “Company”) was incorporated in Ohio in 1934. The Company designs, manufactures and globally sells pumps and pump systems for use in water, wastewater, construction, dewatering, industrial, petroleum, original equipment, agriculture, fire protection, heating, ventilating and air conditioning (“HVAC”), military and other liquid-handling applications.

During the year ended December 31, 2012, the Company acquired South Africa-based Pumptron (Proprietary) Limited (“Pumptron”) and Texas-based American Turbine Pump companies (“American Turbine”) which complement and broaden our existing pump portfolio and provide additional opportunities for global expansion of our major water markets and certain non-water markets.

PRODUCTS

The Company operates in one business segment, the manufacture and international sale of pumps and pump systems. The following table sets forth, for the years 2010 through 2012, the total net sales, income before income taxes and year-end total assets (in thousands) of the Company.

	2012	2011	2010
Net Sales	$375,691	$359,490	$296,808
Income Before Income Taxes	42,447	42,685	38,333
Assets	335,183	298,700	286,707

The Company’s product line consists of pump models ranging in size from  1/4“ to 144” and ranging in rated capacity from less than one gallon per minute to in excess of 700,000 gallons per minute. The types of pumps which the Company produces include self priming centrifugal, standard centrifugal, magnetic drive centrifugal, axial and mixed flow, vertical turbine line shaft, submersible, high pressure booster, rotary gear, diaphragm, bellows and oscillating.

The pumps have drives that range from 1/35 horsepower electric motors up to much larger electric motors or internal combustion engines. Many of the larger units comprise encased, fully integrated water and wastewater pumping stations. In certain cases, units are designed for the inclusion of customer-supplied drives.

The Company’s larger pumps are sold principally for use in the construction, industrial, water and wastewater handling fields; for flood control; for boosting low residential water pressure; for pumping refined petroleum products, including the ground refueling of aircraft; for fluid control in HVAC applications; and for various agricultural purposes.

The Company’s pumps are also utilized for dewatering purposes. Additionally, pumps manufactured for fire protection are used for sprinkler systems, fire hydrants, stand pipes, fog systems and deluge systems at hotels, banks, factories, airports, schools, public buildings and hundreds of other facilities throughout the world.

PART I – CONTINUED

ITEM 1.	BUSINESS – CONTINUED

Many of the Company’s smallest pumps are sold to customers for incorporation into such products as food processing, chemical, photo processing, medical and other waste treatment, HVAC equipment, appliances and solar heating.

MARKETING

The Company’s pumps are marketed in the United States and worldwide through a network of more than 1,000 distributors, through manufacturers’ representatives (for sales to many original equipment manufacturers), through third-party distributor catalogs, and by direct sales. The Company is continuously seeking alliances to further enhance marketing opportunities. Government sales are handled directly by the Company and export sales are made primarily through foreign distributors and representatives.

During 2012, 2011 and 2010, there were no shipments to any single customer that exceeded 10% of total net sales.

Gorman-Rupp continues to actively pursue international business opportunities and, in 2012, shipped its pumps to more than 120 countries. However, the Company’s foreign operations do not involve material financial or other risks due to their relatively small size, both individually and collectively. No sales made to customers in any one foreign country amounted to more than 5% of total net sales during 2012, 2011 or 2010.

As a result of this active pursuit of international business, approximately $136.5 million of 2012 sales were shipped outside the United States, as compared to $118.1 million in 2011 and $116.1 million in 2010. International sales represented 36%, 33% and 39% of total sales in 2012, 2011 and 2010, respectively. The Company continues its efforts to penetrate international markets principally by its increased global investments and its sales responses to worldwide pumping needs.

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

Most commercial and industrial pumps are specifically designed and engineered for a particular customer’s application. The Company believes that proper application, product performance, and quality of delivery and service are its principal methods of competition, and attributes its success to its continued emphasis in these areas.

PART I – CONTINUED

ITEM 1.	BUSINESS – CONTINUED

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

OTHER ASPECTS

As of December 31, 2012, the Company employed approximately 1,247 persons, of whom approximately 744 were hourly employees. The Company has no collective bargaining agreements, has never experienced a strike and considers its labor relations to be satisfactory.

Although the Company owns a number of patents, and several of them are important to its business, Gorman-Rupp believes that the business of the Company is not materially dependent upon any one or more patents. The Company’s patents, trademarks and other intellectual property are adequate for its business purposes.

The backlog of orders at December 31, 2012 was valued at $143.4 million compared to $155.5 million at December 31, 2011. Approximately 92% of the Company’s backlog of unfilled orders is scheduled to be shipped during 2013, with the remainder during early 2014.

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

PART I – CONTINUED

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

Family ownership of common equity

A substantial percentage of the Company’s Common Shares is held by various members of the Gorman and Rupp families and their affiliates. These family holdings do not typically trade; therefore, the Common Shares, in part because of these circumstances, generally have a history of relatively thin trading experiences on the NYSE MKT Exchange.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company’s corporate headquarters is located in Mansfield, Ohio. The production operations of the Company are conducted at several locations throughout the United States and other countries as set forth below. The Company is a lessee under a number of operating leases for certain real properties, none of which is material to its operations.

PART I – CONTINUED

ITEM 2.	PROPERTIES—CONTINUED

The Company owns facilities in Sparks, Nevada and Dallas, Texas comprising training centers and warehouses, and leases a warehouse and training facility in Bangkok, Thailand. In addition, the Company leases warehouse facilities in Jebal Ali, Dubai and Culemborg, The Netherlands.

The Company’s principal production operations are:

United States
Mansfield (two) and Bellville, Ohio	Glendale, Arizona	Houston, Texas*
Toccoa, Georgia	Olive Branch, Mississippi	Lubbock, Texas (two)
Royersford, Pennsylvania

Other Countries
St. Thomas, Ontario, Canada	County Westmeath, Ireland*	Leeuwarden, The Netherlands*
Culemborg, The Netherlands*	Johannesburg, South Africa*

*	Leased properties

Gorman-Rupp considers its plants, machinery and equipment to be well maintained, in good operating condition and adequate for the present uses and business requirements of the Company.

ITEM 3.	LEGAL PROCEEDINGS

For more than ten years, numerous business entities in the pump and fluid-handling industries, as well as a multitude of companies in many other industries, have been targeted in a series of lawsuits in several jurisdictions by various individuals seeking redress to claimed injury as a result of the entities’ alleged use of asbestos in their products. The Company and two of its subsidiaries remain drawn into this mass-scaled litigation, typically as one of many co-defendants in a particular proceeding; the vast majority of these cases were against Patterson Pump Company. The allegations in the lawsuits involving the Company and/or its subsidiaries are vague, general and speculative, and most cases have not advanced beyond the early stage of discovery. Insurers of the Company have engaged legal counsel to represent the Company and its subsidiaries and to protect their interests. In certain situations, the plaintiffs have voluntarily dismissed the Company and/or its subsidiaries from some of the lawsuits after the plaintiffs have acknowledged that there is no basis for their claims. In other situations, the Company and/or its subsidiaries have been dismissed from some of the lawsuits as a result of court rulings in favor of motions to dismiss and/or motions for summary judgment. In sixty-five cases, the Company and/or its subsidiaries have entered into nominal economic settlements recommended and paid for by insurers, coupled with dismissal of the lawsuits. During the fourth quarter 2011, Patterson Pump Company entered into an agreement with plaintiffs’ counsel for the voluntary dismissal of more than 95% of the cases against it at no cost to Patterson Pump Company or its insurer.

In addition, the Company and/or its subsidiaries are parties in a small number of legal proceedings arising in the ordinary course of business. Management does not currently believe that these proceedings, or the industry-wide asbestos litigation, will materially impact the Company’s consolidated results of operations, liquidity or financial condition.

PART I – CONTINUED

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3), the information regarding executive officers called for by Item 401 of Regulation S-K and by Item 9 of this Form 10-K is set forth below.

			Date Elected
Name	Age	Office	to Position
James C. Gorman	88	Chairman	1989
Jeffrey S. Gorman	60	President and Chief Executive Officer	1998
Wayne L. Knabel	66	Chief Financial Officer	2009
David P. Emmens	64	Corporate Counsel and Corporate Secretary	2002

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

Attention is directed to the section “Quarterly Stock Prices and Dividends” and the data below pertaining to the shareholder information on page 42 in the Company’s 2012 Annual Report to Shareholders, which is incorporated herein by this reference.

Attention is also directed to the “Shareholder Return Performance Presentation” on page 42 in the Company’s 2012 Annual Report to Shareholders, which is incorporated herein by this reference.

The Company did not repurchase any of its Common Shares during the fourth quarter of the period covered by this Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA

Attention is directed to the section “Eleven Year Summary of Selected Financial Data” on pages 38 and 39 in the Company’s 2012 Annual Report to Shareholders, which is incorporated herein by this reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Attention is directed to the section “Management’s Discussion and Analysis” on pages 28 through 35, and to the section “Safe Harbor Statement” on page 43, in the Company’s 2012 Annual Report to Shareholders, which are incorporated herein by this reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Attention is directed to the section “Management’s Discussion and Analysis” on pages 28 through 35, and to the section “Safe Harbor Statement” on page 43, in the Company’s 2012 Annual Report to Shareholders, which are incorporated herein by this reference. The Company’s foreign operations do not involve material market risks due to their relatively small size, both individually and collectively. As indicated in paragraph four on page three referenced above, the Company has no material market risk exposures required to be reported by Item 305 of Regulation S-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Attention is directed to the Company’s consolidated financial statements, the notes thereto and the report of the independent registered public accounting firm thereon on pages 14 through 27, and to the section “Summary of Quarterly Results of Operations” on pages 38 and 39, in the Company’s 2012 Annual Report to Shareholders, which are incorporated herein by this reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART II - CONTINUED

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. The Company’s disclosure controls and procedures are also designed to ensure that information required to be disclosed in Company reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s Management, including the principal executive officer and the principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

An evaluation was carried out under the supervision and with the participation of the Company’s Management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Based on the evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012.

Management’s Report on Internal Control over Financial Reporting

There were no material weaknesses identified at any Division or Subsidiary of the Company during 2012. The 2012 Report of Management on Internal Control over Financial Reporting and the related Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting are incorporated herein by this reference from pages 36 and 37 of the Company’s 2012 Annual Report to Shareholders, respectively.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

The Company has no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this report on Form 10-K that has not otherwise been reported on a Form 8-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

With respect to Directors, attention is directed to the sections “Election of Directors,” “Board of Directors and Board Committees,” “Audit Committee Report” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Notice of 2013 Annual Meeting of Shareholders and related Proxy Statement (filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.

PART III – CONTINUED

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE— CONTINUED

With respect to Executive Officers, attention is directed to Part I of this Form 10-K.

The Company has adopted a Code of Ethics that applies to its Chief Executive Officer, Chief Financial Officer and Treasurer, as well as to all employees, officers and Directors. The Code of Ethics is set forth as an exhibit to this Form 10-K. In addition, the Code of Ethics is posted on the Company’s website accessible through its Internet address of www.gormanrupp.com (under the heading “Investor Relations” and the sub-heading “Corporate Governance”), including any amendments.

ITEM 11.	EXECUTIVE COMPENSATION

Attention is directed to the sections “Board of Directors and Board Committees,” “Executive Compensation,” “Compensation Discussion and Analysis,” “Pension Benefits,” “Summary Compensation Table,” “Director Compensation,” “Risk Oversight” and “Compensation Committee Report” in the Company’s definitive Notice of 2013 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Attention is directed to the section “Beneficial Ownership of Shares” and “Election of Directors” in the Company’s definitive Notice of 2013 Annual Meeting of Shareholders and related Proxy Statement (filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.

On May 22, 1997, the Company’s Board of Directors adopted a Non-Employee Directors’ Compensation Plan. This Plan became effective without shareholder approval and constitutes the Company’s only equity compensation plan. The Plan provides (originally through 2006) for share compensation for regular services performed by each of the Company’s non-employee Directors. In addition to cash compensation, non-employee Directors historically received an automatic award of 500 Common Shares (from the Company’s treasury) on each July 1. On July 27, 2006, the Company’s Board of Directors adopted a resolution extending the Non-Employee Directors’ Compensation plan for an additional term until the earlier of (i) May 21, 2017, (ii) at such time as all of the Company’s Common Shares authorized for award under the Plan and registered under Form S-8 Registration Statement No. 333-30159 shall have been awarded and issued, (iii) at such time as the Company deregisters any Common Shares not issued under the foregoing Registration Statement, or (iv) at such time as the Plan is terminated by action of the Board of Directors. On July 28, 2011, the Company’s Board of Directors adopted an amendment effective August 1, 2011 to provide for the aggregate award of 1,000 Common Shares to each Non-Employee Director during 2011 and 1,000 Common Shares each July 1 thereafter. The number of Common Shares which may be awarded under the Plan cannot exceed 50,000, subject to certain conditions (e.g., stock splits, stock dividends).

PART III – CONTINUED

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS—CONTINUED

As of December 31, 2012, 52,000 Common Shares had been issued to non-employee Directors and 28,106 Common Shares remained available for future issuance (6,875 Common Shares were added as a result of the 5 for 4 stock split effective September 10, 2004; 7,093 Common Shares were added as a result of the 5 for 4 stock split effective December 8, 2006; 8,117 Common Shares were added as a result of the 5 for 4 stock split effective December 10, 2007; and 8,021 were added as a result of the 5 for 4 stock split effective June 10, 2011). No options, warrants or rights are available for issuance under the Plan. Attention is directed to the sections “Board of Directors and Board Committees” and “Beneficial Ownership of Shares” in the Company’s definitive Notice of 2013 Annual Meeting of Shareholders and related Proxy Statement (filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which is incorporated herein by this reference.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Non-Employee Directors’ Compensation Plan (not approved by shareholders)	-0-	$-0-	28,106
Equity compensation plans approved by shareholders	—	—	—

Total	-0-	$-0-	28,106

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Attention is directed to the section “Board of Directors and Board Committees” in the Company’s definitive Notice of 2013 Annual Meeting of Shareholders and related Proxy Statement (filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which is incorporated herein by this reference.

The Company has no relationships or transactions required to be reported by Item 404 of Regulation S-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Attention is directed to the section “Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive Notice of 2013 Annual Meeting of Shareholders and related Proxy Statement (filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which is incorporated herein by this reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1. Financial Statements

With respect to the audited consolidated financial statements of the Registrant and its subsidiaries, the following documents have been incorporated by reference into this report:

(i.)	Consolidated balance sheets—December 31, 2012 and 2011

(ii.)	Consolidated statements of income-Years ended December 31, 2012, 2011, 2010

(iii.)	Consolidated statements of comprehensive income-Years ended December 31, 2012, 2011, 2010

(iv.)	Consolidated statements of shareholders’ equity-Years ended December 31, 2012, 2011, 2010

(v.)	Consolidated statements of cash flows-Years ended December 31, 2012, 2011, 2010

(vi.)	Notes to consolidated financial statements

(vii.)	2012 Report of independent registered public accounting firm

(viii.)	2012 Report of management on internal control over financial reporting

(ix.)	2012 Report of independent registered public accounting firm

2. Financial Statement Schedules

All financial statement schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, or the information required to be set forth therein is included in the consolidated financial statements or Notes thereto.

3. Exhibits

The exhibits listed below are submitted in a separate section of this report immediately following the Exhibit Index.

(3)	(i) Articles of incorporation and (ii) By-law

(4)	Instruments defining the rights of security holders, including indentures

(10)	Material contracts

(13)	Annual report to security holders

(14)	Code of ethics

(21)	Subsidiaries of the registrant

(23)	Consent of Independent Registered Public Accounting Firm

(24)	Powers of attorney

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(32)	Section 1350 Certifications

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GORMAN-RUPP COMPANY

*By:	DAVID P. EMMENS
David P. Emmens
Attorney-In-Fact

Date: March 4, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

*JEFFREY S. GORMAN	President and Chief Executive Officer and Director
Jeffrey S. Gorman	(Principal Executive Officer)

*WAYNE L. KNABEL	Chief Financial Officer
Wayne L. Knabel	(Principal Financial and Accounting Officer)

*JAMES C. GORMAN	Director
James C. Gorman

*M. ANN HARLAN	Director
M. Ann Harlan

*THOMAS E. HOAGLIN	Director
Thomas E. Hoaglin

*CHRISTOPHER H. LAKE	Director
Christopher H. Lake

*PETER B. LAKE	Director
Peter B. Lake

*RICK R. TAYLOR	Director
Rick R. Taylor

*W. WAYNE WALSTON	Director
W. Wayne Walston

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K on behalf of The Gorman-Rupp Company and on behalf of each of the above-named Officers and Directors of The Gorman-Rupp Company pursuant to Powers of Attorney executed by The Gorman-Rupp Company and by each such Officer and Director and filed with the Securities and Exchange Commission.

March 4, 2013

By:	/s/ DAVID P. EMMENS
David P. Emmens
Attorney-In-Fact

ANNUAL REPORT ON FORM 10-K

THE GORMAN-RUPP COMPANY

For the Year Ended December 31, 2012

EXHIBIT INDEX

Exhibit Number	Description	Page Number

(3)(4)	Amended Articles of Incorporation, as amended*

(3)(4)	Regulations*

(10) (a)	Form of Indemnification Agreement between the Company and its Directors and Officers	**

(10) (b)	Non-Employee Directors’ Compensation Plan	***

(13)	Incorporated Portions of 2012 Annual Report to Shareholders	1

(14)	Code of Ethics	29

(21)	Subsidiaries of the Company	32

(23)	Consent of Independent Registered Public Accounting Firm	33

(24)	Powers of Attorney	34

(31) (a)	Certification of Chief Executive Officer (Section 302 of the Sarbanes-Oxley Act of 2002)	37

(31) (b)	Certification of Chief Financial Officer (Section 302 of the Sarbanes-Oxley Act of 2002)	39

(32)	Certification Pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	41

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated herein by this reference from Exhibit (3) (4) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
**	Incorporated herein by this reference from Exhibit (10) (a) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
***	Incorporated herein by this reference from Exhibit (10) (b) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.