Form 10-Q
period 2013-03-31
GORMAN RUPP CO
filed 2013-04-29
CIK 42682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

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

There were 20,996,893 shares of common stock without par value outstanding at April 19, 2013.

The Gorman-Rupp Company and Subsidiaries

Three Months Ended March 31, 2013 and 2012

PART I. FINANCIAL INFORMATION	3

Item 1. Financial Statements (Unaudited)	3

Condensed Consolidated Statements of Income -Three Months Ended March 31, 2013 and 2012	3

Condensed Consolidated Statements of Comprehensive Income -Three Months Ended March 31, 2013 and 2012	4

Condensed Consolidated Balance Sheets -March 31, 2013 and December 31, 2012	5

Condensed Consolidated Statements of Cash Flows -Three Months Ended March 31, 2013 and 2012	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Item 4. Controls and Procedures	15

PART II. OTHER INFORMATION	15

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 6. Exhibits	16

EX-31.1 Section 302 Principal Executive Officer (PEO) Certification

EX-31.2 Section 302 Principal Financial Officer (PFO) Certification

EX-32 Section 1350 Certifications

EX-101 Financial statements from the Quarterly Report on Form 10-Q of The Gorman-Rupp Company for the quarter ended March 31, 2013, formatted in eXtensible Business Reporting Language (XBRL)

PART I. FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS (UNAUDITED)

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
	2013	2012
(Dollars in thousands, except per share amounts)
Net sales	$92,457	$102,825
Cost of products sold	71,233	76,151

Gross profit	21,224	26,674
Selling, general and administrative expenses	12,967	11,446

Operating income	8,257	15,228
Other income	119	188
Other expense	(149)	(34)

Income before income taxes	8,227	15,382
Income taxes	2,409	5,141

Net income	$5,818	$10,241

Earnings per share	$0.28	$0.49
Cash dividends paid per share	$0.100	$0.090
Average shares outstanding	20,996,893	20,990,893

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2013	2012
(Thousands of dollars)
Net income	$5,818	$10,241
Cumulative translation adjustments	(833)	693
Pension and postretirement medical liability adjustments, net of tax
	1,209	298

Total adjustments	376	991

Comprehensive income	$6,194	$11,232

See notes to condensed consolidated financial statements.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2013	2012
(Thousands of dollars)
Assets
Current assets:
Cash and cash equivalents	$16,464	$20,119
Short-term investments	250	254
Accounts receivable—net	62,988	58,712
Inventories—net	92,313	90,898
Deferred income taxes and other current assets	5,132	5,692

Total current assets	177,147	175,675
Property, plant and equipment	244,629	242,780
Less accumulated depreciation	122,435	119,714

Property, plant and equipment—net	122,194	123,066
Other assets	3,326	4,156
Goodwill and other intangible assets—net	31,772	32,286

Total assets	$334,439	$335,183

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$15,579	$14,897
Short-term debt	19,000	22,000
Payroll and related liabilities	8,638	10,646
Commissions payable	8,219	7,568
Accrued expenses	9,975	9,710

Total current liabilities	61,411	64,821
Pension benefits	5,951	7,517
Postretirement benefits	22,568	22,399
Deferred and other income taxes	5,696	5,727

Total liabilities	95,626	100,464
Shareholders’ equity
Common shares, without par value:
Authorized —35,000,000 shares
Outstanding—20,996,893 shares in 2013 and 2012 (after deducting treasury shares of 642,603 in 2013 and 2012) at stated capital amount	5,130	5,130
Additional paid-in capital	2,693	2,693
Retained earnings	246,896	243,178
Accumulated other comprehensive loss	(15,906)	(16,282)

Total shareholders’ equity	238,813	234,719

Total liabilities and shareholders’ equity	$334,439	$335,183

See notes to condensed consolidated financial statements.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2013	2012
(Thousands of dollars)
Cash flows from operating activities:
Net income	$5,818	$10,241
Adjustments to reconcile net income attributable to net cash provided by operating activities:
Depreciation and amortization	3,428	2,948
Pension expense	2,284	960
Contributions to pension plan	(1,800)	(1,200)
Changes in operating assets and liabilities:
Accounts receivable	(4,276)	(6,631)
Inventories	(1,414)	(4,437)
Accounts payable	682	2,591
Commissions payable	651	(2,024)
Other	(1,703)	3,747

Net cash provided by operating activities	3,670	6,195
Cash flows from investing activities:
Capital additions	(2,349)	(4,523)
Change in short-term investments	4	153

Net cash used for investing activities	(2,345)	(4,370)
Cash flows from financing activities:
Cash dividends	(2,100)	(1,889)
Payments to bank for borrowings	(3,000)	—

Net cash used for financing activities	(5,100)	(1,889)
Effect of exchange rate changes on cash	120	279

Net (decrease) increase in cash and cash equivalents	(3,655)	215
Cash and cash equivalents:
Beginning of year	20,119	20,142

March 31,	$16,464	$20,357

See notes to condensed consolidated financial statements.

PART I

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A—BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management of The Gorman-Rupp Company (the “Company” or “Gorman-Rupp”), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, from which related information herein has been derived.

NOTE B—INVENTORIES

Inventories are stated at the lower of cost or market. The costs for approximately 73% of inventories at March 31, 2013 and December 31, 2012 are determined using the last-in, first-out (LIFO) method, with the remainder generally determined using the first-in, first-out (FIFO) method applied on a consistent basis. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management’s estimate of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation.

The major components of inventories are as follows (net of LIFO reserves of $54.1 million and $53.2 million at March 31, 2013 and December 31, 2012, respectively):

(Thousands of dollars)	March 31, 2013	December 31, 2012
Raw materials and in-process	$25,207	$23,967
Finished parts	52,552	52,607
Finished products	14,554	14,324

Total inventories	$92,313	$90,898

NOTE C—PRODUCT WARRANTIES

A liability is established for estimated future warranty and service claims based on historical claims experience and specific product failures. The Company expenses warranty costs directly to cost of products sold. Changes in the Company’s product warranty liability are:

(Thousands of dollars)	March 31,
	2013	2012
Balance at beginning of year	$1,133	$1,228
Provision	354	86
Claims	(324)	(311)

Balance at end of period	$1,163	$1,003

PART I – CONTINUED

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

NOTE D—PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors a defined benefit pension plan (“Plan”) covering certain domestic employees. Benefits are based on each covered employee’s years of service and compensation. The Plan is funded in conformity with the funding requirements of applicable U.S. regulations. The Plan was closed to new participants effective January 1, 2008. Employees hired after this date participate in an enhanced 401(k) plan instead of the defined benefit pension plan.

Additionally, the Company sponsors defined contribution pension plans covering certain domestic employees and all Canadian employees.

The Company also sponsors a non-contributory defined benefit health care plan that provides health benefits to certain domestic and Canadian retirees and their spouses. The Company funds the cost of these benefits as incurred.

Due to increased retirement payments and additional announced retirements during the first quarter 2013, the Company recorded a GAAP-required $1.4 million non-cash pension settlement charge relating to its defined benefit pension plan which negatively impacted margins and earnings as detailed below. This required charge is driven by our expectation that the actuarial payments threshold relating to retirees receiving lump-sum distributions will be exceeded during 2013.

The following tables present the components of net periodic benefit cost:

	Pension Benefits		Postretirement Benefits
(Thousands of dollars)	Three Months Ended March 31,		Three Months Ended March 31,
	2013	2012	2013	2012
Service cost	$849	$797	$288	$289
Interest cost	666	701	182	218
Expected return on plan assets	(1,293)	(1,148)	—	—
Recognized actuarial loss (gain)	612	610	(181)	(162)
Settlement loss	1,386	—	—	—

Net periodic benefit cost	$2,220	$960	$289	$345

PART I – CONTINUED

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

NOTE E – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

(Thousands of dollars)	Three Months Ended March 31,
	2013	2012	Statements of Income Caption
Pension and other postretirement benefits:
Recognized actuarial loss (gain)	$431	$448	(a)
Settlement loss	916	—	Cost of product sold
Settlement loss	470	—	Selling, general & administrative expenses

Total before income tax	$1,817	$448
Income tax	(608)	(150)

Net of income tax	$1,209	$298

(a)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost. See Note D for additional details.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview and Outlook

The Gorman-Rupp Company is a leading designer, manufacturer and international marketer of pumps and pump systems for use in diverse water, wastewater, construction, dewatering, industrial, petroleum, original equipment, agriculture, fire protection, heating, ventilating and air conditioning (HVAC), military and other liquid-handling applications. The Company attributes its success to long-term product quality, applications and performance combined with delivery and service, and continually develops initiatives to improve performance in these key areas.

Gorman-Rupp actively pursues growth opportunities through organic growth, international business opportunities and acquisitions. We continually invest in training for our employees, new product development and modern manufacturing equipment and technology designed to increase production efficiency and capacity and drive growth by delivering innovative solutions to our customers.

The following discussion of results of operations includes certain non-GAAP financial measures. The adjusted gross margins, operating margins and earnings per share amounts exclude non-cash pension settlement charges. Management utilizes these adjusted financial measures to assess comparative operations against those of prior periods without the distortion of this non-operating factor. The Company believes that these non-GAAP financial measures will be useful to investors as well as to assess the continuing strength of the Company’s underlying operations.

PART I – CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Net sales for the three months ended March 31, 2013 declined 10.1% to $92.5 million compared to our all-time record sales of $102.8 million during the same period in 2012. International sales increased 14.2% and $4.5 million while domestic sales decreased 21.0% and $14.9 million. Sales declined $1.1 million during the quarter in our water end markets and $8.2 million in our non-water end markets compared to the same period last year. The decrease in water market sales was primarily due to reduced construction market demand for pumps from rental businesses as compared to the strong sales in first quarter 2012 in anticipation of an improved domestic economy. This decrease was partially offset by an increase in international fire protection market sales. The quarter’s decline in non-water market sales was primarily in the OEM market due to reduced shipments of fabricated products related to power generation equipment and in the industrial market due to reduced demand for pumps for oil and natural gas drilling applications.

Due to increased retirement payments and additional announced retirements during the first quarter 2013, the Company recorded a GAAP-required $1.4 million non-cash pension settlement charge relating to its defined benefit pension plan which negatively impacted margins and earnings as detailed below. This required charge is driven by our expectation that the actuarial payments threshold relating to retirees receiving lump-sum distributions will be exceeded during 2013. Therefore, it is likely that margins and earnings will continue to be negatively impacted by this charge for retirements during the remainder of the year. In 2011 and 2012 the actuarial payments threshold was not exceeded until the respective fourth quarters, which did not require earlier quarterly recording of these charges.

Gross profit was $21.2 million for the first quarter 2013 resulting in gross margin of 23.0% compared to 25.9% in the same period last year. The decline in gross margin was principally due to the favorable product mix within our record first quarter 2012 sales additionally offset this quarter by the non-cash pension settlement charge described above. The current quarter’s operating income was $8.3 million resulting in operating margin of 8.9% compared to 14.8% in first quarter 2012. The decline in operating margin was principally due to the leverage from the record sales in the first quarter 2012 compared to the current quarter’s sales combined with the further negative impact from the pension settlement charge. In addition to the changes noted above, increased healthcare costs and depreciation expense decreased operating margin by 125 basis points. Excluding the pension settlement charges, gross margin was 23.9% and 25.9% and operating margin was 10.4% and 14.8% for the first quarters of 2013 and 2012, respectively.

Net income during the quarter was $5.8 million compared to a record $10.2 million in the first quarter 2012 and earnings per share were $0.28 and $0.49 for the respective periods. Excluding the non-cash pension settlement charge noted above, earnings were $0.32 and $0.49 per share for the respective periods.

Encouragingly, the Company’s backlog of orders was $145.4 million at March 31, 2013 compared to $139.1 million a year ago and $143.4 million at December 31, 2012. The increase in backlog is primarily due to increased orders from the agricultural market due to the beginning of the selling season and from the OEM market related to products for power generation equipment.

PART I – CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

The Company could see its backlog increase in the second quarter of 2013 by approximately $65 million based on a letter of intent to our Patterson Pump subsidiary to supply major flood control pumps to a member of a joint venture construction group for a significant New Orleans flood control project as announced by the Company October 1, 2012. This three year project would be the largest single order in the history of the Company. The award of this joint venture project was protested by unsuccessful bidders. On April 17th the U.S. Army Corps of Engineers, New Orleans District, reaffirmed the project award to PCCP Constructors, the joint venture which will contract with Patterson Pump to supply the pumps. A new 10 day protest period was allowed under federal contracting regulations.

The Company’s balance sheet continues to remain strong and flexible as cash and short-term investments totaled $16.7 million and acquisition-related short-term bank debt was reduced to $19.0 million at March 31, 2013. Working capital increased 5.0% from December 31, 2012 to $115.7 million at March 31, 2013 largely due to increased inventory and accounts receivable resulting from increased sales during the first quarter 2013 compared to the fourth quarter 2012.

We believe that the Company is well positioned to grow organically at generally comparable operating margins over the long term by expanding our customer base, both domestically and globally, and through new product offerings. We expect that the increasing need for water and wastewater infrastructure rehabilitation within the United States, and similar needs internationally, along with increasing demand for pumps and pump systems for industrial and agricultural applications, will provide excellent growth opportunities for Gorman-Rupp in the future.

First Quarter 2013 Compared to First Quarter 2012

Net Sales

(Thousands of dollars)	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Net sales	$92,457	$102,825	$(10,368)	(10.1)%

Sales declined $1.1 million in our water end markets primarily due to reduced construction market demand for pumps for rental businesses in the amount of $8.1 million principally as a result of strong sales in the first quarter 2012 in anticipation of an improved domestic economy. This decrease was partially offset by increases in international fire protection market sales of $3.8 million and domestic agriculture market sales of $2.8 million.

Sales decreased $8.2 million in the non-water markets group primarily due to decreases in the OEM market in the amount of $6.3 million as a result of reduced shipments of fabricated products related to power generation equipment and in the industrial market in the amount of $2.1 million due to reduced demand for pumps for oil and natural gas drilling applications.

PART I – CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Cost of Products Sold and Gross Profit

(Thousands of dollars)	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Cost of products sold	$71,233	$76,151	$(4,918)	(6.5)%
% of Net sales	77.0%	74.1%
Gross profit	23.0%	25.9%

The decrease in the gross margin percentage was principally due to the favorable product mix within our record first quarter 2012 sales additionally offset this quarter by the non-cash pension settlement charge of $916,000.

Selling, General and Administrative Expenses (SG&A)

(Thousands of dollars)	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Selling, general and administrative expenses (SG&A)	$12,967	$11,446	$1,521	13.3%
% of Net sales	14.0%	11.1%

The increase in SG&A expenses is principally due to costs related to the two acquisitions made in the fourth quarter of 2012 and the non-cash pension settlement charge described above. The remaining increase in SG&A expenses as a percent of sales was principally due to the lower volume in the first quarter of 2013 compared to the impact from record net sales in the same period last year.

Net Income

(Thousands of dollars)	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Income before income taxes	$8,227	$15,382	$(7,155)	(46.5)%
% of Net sales	8.9%	15.0%
Income taxes	$2,409	$5,141	$(2,732)	(53.1)%
Effective tax rate	29.3%	33.4%
Net income	$5,818	$10,241	$(4,423)	(43.2)%
% of Net sales	6.3%	10.0%
Earnings per share	$0.28	$0.49	$(0.21)	(42.9)%

PART I – CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

The decrease in net income was primarily due to the factors described above, including lower sales of $10.4 million as compared to record sales in the first quarter of 2012 and the $922,000 non-cash pension settlement charge, net of income taxes. The difference in the effective tax rate between the two periods is primarily due to the federal research and development tax credit which was reinstated and extended in January 2013 from January 1, 2012 to December 31, 2013, and was not permitted to be recorded in 2012 under current accounting regulations based on the date of enactment.

Liquidity and Capital Resources

(Thousands of dollars)	Three Months Ended March 31,
	2013	2012
Net cash provided by operating activities	$3,670	$6,195
Net cash used for investing activities	(2,345)	(4,370)
Net cash used for financing activities	(5,100)	(1,889)

Cash and cash equivalents and short-term investments totaled $16.7 million, and there was $19.0 million in outstanding bank debt at March 31, 2013. In addition, the Company had $24.1 million available in bank lines of credit after deducting $5.9 million in outstanding letters of credit primarily related to customer orders. The Company was in compliance with its nominal restrictive covenants, including limits on additional borrowings and maintenance of certain operating and financial ratios, at March 31, 2013.

Working capital increased 4.4% from December 31, 2012 to $115.7 million at March 31, 2013 primarily due to increased inventory and current accounts receivable.

The primary driver of operating cash flows during the first three months of 2013 was net earnings after removing the impact of the non-cash pension settlement charge and reductions in growth of both inventory and accounts receivable compared to the same period in 2012. During the first three months of 2012 operating cash flows were primarily driven by growth in sales and related improved operating results.

During the first three months of 2013, investing activities of $2.3 million primarily consisted of capital expenditures for machinery and equipment. Capital expenditures for 2013, consisting principally of machinery and equipment, are estimated to be in the range of $10 to $12 million and are expected to be financed through internally generated funds and existing lines of credit.

Net cash used for financing activities for the three months ended March 31, 2013 consisted of dividend payments of $2.1 million and re-payment of $3.0 million in short-term debt. The ratio of current assets to current liabilities was 2.9 to 1 at March 31, 2013 and 2.7 to 1 at December 31, 2012.

The Company currently expects to continue its distinguished history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.

PART I – CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Critical Accounting Policies

Our critical accounting policies are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our Consolidated Financial Statements for the year ended December 31, 2012 contained in our Fiscal 2012 Annual Report on Form 10-K. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the notes to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

Safe Harbor Statement

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, The Gorman-Rupp Company provides the following cautionary statement: This news release contains various forward-looking statements based on assumptions concerning The Gorman-Rupp Company’s operations, future results and prospects. These forward-looking statements are based on current expectations about important economic, political, and technological factors, among others, and are subject to risks and uncertainties, the absence of which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.

Such factors include, but are not limited to: (1) continuation of the current and expected future business environment; (2) changes in government budgets and in laws and regulations, including taxes; (3) the timing and/or successfulness of the bid protests of the New Orleans flood control project; (4) the successful integration of acquisitions; and (5) the Company’s future cash flow and financial condition. Except to the extent required by law, we do not undertake and specifically decline any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.

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

An evaluation was carried out under the supervision and with the participation of the Company’s Management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013.

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

There are no material changes from the legal proceedings previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

ITEM 1A.	RISK FACTORS

There are no material changes from the risk factors previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

ITEM 6.	EXHIBITS

Exhibit 31.1	Certification of Jeffrey S. Gorman, Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Wayne L. Knabel, Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

Exhibit 101	Financial statements from the Quarterly Report on Form 10-Q of The Gorman-Rupp Company for the quarter ended March 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

*	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act of 1934, as amended, and is otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Gorman-Rupp Company
(Registrant)

Date: April 29, 2013
	By:	/s/ Wayne L. Knabel
Wayne L. Knabel
Chief Financial Officer