Form 10-Q
period 2013-06-30
GORMAN RUPP CO
filed 2013-07-29
CIK 42682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒     No☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 21,002,893 shares of common stock without par value outstanding at July 29, 2013.

The Gorman-Rupp Company and Subsidiaries

Six Months Ended June 30, 2013 and 2012

PART I. FINANCIAL INFORMATION	3

Item 1. Financial Statements (Unaudited)	3

Condensed Consolidated Statements of Income -Three Months Ended June 30, 2013 and 2012 -Six Months Ended June 30, 2013 and 2012	3

Condensed Consolidated Statements of Comprehensive Income -Three Months Ended June 30, 2013 and 2012 -Six Months Ended June 30, 2013 and 2012	4

Condensed Consolidated Balance Sheets -June 30, 2013 and December 31, 2012	5

Condensed Consolidated Statements of Cash Flows -Six Months Ended June 30, 2013 and 2012	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	16

Item 4. Controls and Procedures	16

PART II. OTHER INFORMATION	17

Item 1. Legal Proceedings	17

Item 1A. Risk Factors	17

Item 6. Exhibits	18

EX-31.1 Section 302 Principal Executive Officer (PEO) Certification

EX-31.2 Section 302 Principal Financial Officer (PFO) Certification

EX-32 Section 1350 Certifications

EX-101 Financial statements from the Quarterly Report on Form 10-Q of The Gorman-Rupp Company for the quarter ended June 30, 2013, formatted in eXtensible Business Reporting Language (XBRL)

PART I. FINANCIAL INFORMATION

ITEM 1 —	FINANCIAL STATEMENTS (UNAUDITED)

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2013	2012	2013	2012
Net sales	$106,415	$92,583	$198,872	$195,408
Cost of products sold	79,934	69,842	151,167	145,993

Gross profit	26,481	22,741	47,705	49,415
Selling, general and administrative expenses	12,964	11,247	25,931	22,693

Operating income	13,517	11,494	21,774	26,722
Other income	153	316	272	504
Other expense	(174)	(223)	(323)	(257)

Income before income taxes	13,496	11,587	21,723	26,969
Income taxes	4,328	4,019	6,737	9,160

Net income	$9,168	$7,568	$14,986	$17,809

Earnings per share	$0.43	$0.36	$0.71	$0.85
Cash dividends paid per share	$0.100	$0.100	$0.200	$0.190
Average shares outstanding	20,996,893	20,990,893	20,996,893	20,990,893

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2013	2012	2013	2012
Net income	$9,168	$7,568	$14,986	$17,809
Cumulative translation adjustments	(726)	(930)	(1,559)	(236)
Pension and postretirement medical liability adjustments, net of tax	1,369	1,667	2,578	899

Total adjustments	643	737	1,019	663

Comprehensive income	$9,811	$8,305	$16,005	$18,472

See notes to condensed consolidated financial statements.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
(Thousands of dollars)	2013	2012
Assets
Current assets:
Cash and cash equivalents	$26,851	$20,119
Short-term investments	251	254
Accounts receivable—net	70,368	58,712
Inventories—net	84,689	90,898
Deferred income taxes and other current assets	4,567	5,692

Total current assets	186,726	175,675
Property, plant and equipment	245,461	242,780
Less accumulated depreciation	125,250	119,714

Property, plant and equipment—net	120,211	123,066
Other assets	3,604	4,156
Goodwill and other intangible assets—net	32,245	32,286

Total assets	$342,786	$335,183

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$17,035	$14,897
Short-term debt	15,000	22,000
Payroll and related liabilities	11,629	10,646
Commissions payable	6,748	7,568
Accrued expenses	13,207	9,710

Total current liabilities	63,619	64,821
Pension benefits	4,240	7,517
Postretirement benefits	22,729	22,399
Deferred and other income taxes	5,674	5,727

Total liabilities	96,262	100,464
Shareholders’ equity
Common shares, without par value:
Authorized —35,000,000 shares
Outstanding—20,996,893 shares in 2013 and 2012 (after deducting treasury shares of 642,603 in 2013 and 2012) at stated capital amount	5,130	5,130
Additional paid-in capital	2,693	2,693
Retained earnings	253,964	243,178
Accumulated other comprehensive loss	(15,263)	(16,282)

Total shareholders’ equity	246,524	234,719

Total liabilities and shareholders’ equity	$342,786	$335,183

See notes to condensed consolidated financial statements.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Thousands of dollars)	2013	2012
Cash flows from operating activities:
Net income	$14,986	$17,809
Adjustments to reconcile net income attributable to net cash provided by operating activities:
Depreciation and amortization	6,805	5,885
Pension expense, including 2013 non-cash settlement loss	4,641	2,002
Contributions to pension plan	(3,600)	(3,000)
Changes in operating assets and liabilities:
Accounts receivable	(11,656)	(5,899)
Inventories	5,222	(12,246)
Accounts payable	2,138	4,122
Commissions payable	(820)	423
Other	3,372	2,856

Net cash provided by operating activities	21,088	11,952
Cash flows from investing activities:
Capital additions	(3,399)	(10,979)
Change in short-term investments	3	212

Net cash used for investing activities	(3,396)	(10,767)
Cash flows from financing activities:
Cash dividends	(4,199)	(3,988)
Payments to bank for borrowings	(7,000)	(1,000)

Net cash used for financing activities	(11,199)	(4,988)
Effect of exchange rate changes on cash	239	(99)

Net increase (decrease) in cash and cash equivalents	6,732	(3,902)
Cash and cash equivalents:
Beginning of year	20,119	20,142

June 30,	$26,851	$16,240

See notes to condensed consolidated financial statements.

PART I

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A—BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management of The Gorman-Rupp Company (the “Company” or “Gorman-Rupp”), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, from which related information herein has been derived.

NOTE B—INVENTORIES

Inventories are stated at the lower of cost or market. The costs for approximately 74% of inventories at June 30, 2013 and December 31, 2012 are determined using the last-in, first-out (LIFO) method, with the remainder generally determined using the first-in, first-out (FIFO) method applied on a consistent basis. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management’s estimate of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation.

The major components of inventories are as follows (net of LIFO reserves of $55.1 million and $53.2 million at June 30, 2013 and December 31, 2012, respectively):

(Thousands of dollars)	June 30, 2013	December 31, 2012
Raw materials and in-process	$21,796	$23,967
Finished parts	47,211	52,607
Finished products	15,682	14,324

Total inventories	$84,689	$90,898

NOTE C—PRODUCT WARRANTIES

A liability is established for estimated future warranty and service claims based on historical claims experience and specific product failures. The Company expenses warranty costs directly to cost of products sold. Changes in the Company’s product warranty liability are:

	June 30,
(Thousands of dollars)	2013	2012
Balance at beginning of year	$1,133	$1,228
Provision	676	443
Claims	(644)	(678)

Balance at end of period	$1,165	$993

PART I – CONTINUED

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Additionally, the Company sponsors defined contribution pension plans available to all domestic employees and all Canadian employees.

The Company also sponsors a non-contributory defined benefit health care plan that provides health benefits to certain domestic and Canadian retirees and their spouses. The Company funds the cost of these benefits as incurred.

Due to continued increased lump-sum retirement payments, the Company recorded a GAAP-required $1.6 million non-cash pension settlement charge during the second quarter of 2013 relating to its defined benefit pension plan. The Company has recorded $3.0 million in non-cash pension settlement charges during the first six months of 2013. These required charges were driven by exceeding the actuarial payments threshold relating to retirees receiving lump-sum distributions during 2013.

The following tables present the components of net periodic benefit cost:

	Pension Benefits		Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
(Thousands of dollars)	2013	2012	2013	2012
Service cost	$811	$797	$289	$289
Interest cost	697	701	181	217
Expected return on plan assets	(1,306)	(1,147)	—	—
Recognized actuarial loss (gain)	532	610	(180)	(162)
Settlement loss	1,601	—	—	—

Net periodic benefit cost	$2,335	$961	$290	$344

	Pension Benefits		Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2013	2012	2013	2012
Service cost	$1,660	$1,594	$577	$578
Interest cost	1,363	1,402	363	435
Expected return on plan assets	(2,599)	(2,295)	—	—
Recognized actuarial loss (gain)	1,144	1,220	(361)	(324)
Settlement loss	2,987	—	—	—

Net periodic benefit cost	$4,555	$1,921	$579	$689

PART I – CONTINUED

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE E—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2013	2012	2013	2012
Pension and other postretirement benefits:
Recognized actuarial loss (a)	$352	$772	$783	$1,220
Settlement loss (b)	1,058	—	1,974	—
Settlement loss (c)	543	—	1,013	—

Total before income tax	1,953	$772	$3,770	$1,220
Income tax	(584)	(171)	(1,192)	(321)

Net of income tax	$1,369	$601	$2,578	$899

(a)	The recognized actuarial loss is included in the computation of net periodic benefit cost. See Note D for additional details.
(b)	This portion of the settlement loss is included in Cost of products sold on the Statements of Income.
(c)	This portion of the settlement loss in included in Selling, general & administrative expenses on the Statements of Income.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Net sales during the second quarter 2013 increased 14.9% to a new quarterly record of $106.4 million compared to $92.6 million during the same period in 2012. Domestic sales increased 28.4% or $15.4 million while international sales decreased 4.0% or $1.6 million. The increase in sales in our water end markets of $10.2 million was primarily due to increased shipments for Gulf Coast flood control projects and for the agriculture market. Increased shipments for the industrial and OEM markets of $2.9 million were major contributors to the increase in our non-water end market sales.

Net sales for the six months ended June 30, 2013 were a record $198.9 million compared to $195.4 million during the same period in 2012, an increase of 1.8%. The increase in water end market sales of $9.1 million was primarily due to increased shipments for Gulf Coast flood control projects and for the fire and agriculture markets. This increase was partially offset by reduced construction market demand for pumps from rental businesses as compared to the strong sales in the first six months of 2012. The decrease in non-water market sales of $5.7 million was primarily in the OEM market due to reduced shipments related to power generation equipment.

Due to continued increased lump-sum retirement payments, the Company recorded a GAAP-required $1.6 million non-cash pension settlement charge during the second quarter of 2013 relating to its defined benefit pension plan which negatively impacted margins and earnings as detailed below. The Company has recorded $3.0 million in non-cash pension settlement charges during the first six months of 2013. These required charges were driven by exceeding the actuarial payments threshold relating to retirees receiving lump-sum distributions during 2013. Therefore, it is likely that margins and earnings will continue to be negatively impacted as a result of lump-sum retirement payments during the remainder of the year, although we expect in lesser amounts. A non-cash pension settlement charge was not required to be recognized in 2012 until the fourth quarter when the actuarial payments threshold was exceeded.

Gross profit was $26.5 million for the second quarter 2013 resulting in gross margin of 24.9% compared to 24.6% in the same period last year. The increase in gross margin was principally due to leverage from the record sales during the quarter, but was reduced by 100 basis points as a result of the non-cash pension settlement charge described above. Additionally, healthcare costs and depreciation expense increased $474,000. Operating income was $13.5 million resulting in operating margin of 12.7% compared to 12.4% in the second quarter 2012. Excluding the pension settlement charge, gross margin was 25.9% and 24.6% and operating margin was 14.2% and 12.4% for the second quarters of 2013 and 2012, respectively.

Net income increased 21.1% during the quarter to $9.2 million compared to $7.6 million in the second quarter 2012 and earnings per share were $0.43 and $0.36 for the respective periods. Excluding the non-cash pension settlement charge of $0.05 per share, earnings were $0.48 and $0.36 per share for the respective periods.

Gross profit was $47.7 million for the first six months of 2013 resulting in gross margin of 24.0% compared to 25.3% in the same period last year. The decline in gross margin was principally due to a more favorable product mix in the first quarter of 2012 combined with the non-cash pension settlement charges described above. Additionally, healthcare costs and depreciation expense increased $934,000. Operating income was $21.8 million resulting in operating margin of 10.9% compared to 13.7% in the first six months of 2012. Excluding the pension settlement charge, gross margin was 25.0% and 25.3% and operating margin was 12.5% and 13.7% for the first six months of 2013 and 2012, respectively. The current operating margin was also reduced due to SG&A expenses incurred in the first six months of 2013 from the two acquisitions made in the fourth quarter of 2012.

PART I – CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Net income was $15.0 million during the first six months of 2013 compared to a record $17.8 million in the same period last year and earnings per share were $0.71 and $0.85 for the respective periods. Excluding the non-cash pension settlement charge of $0.09 per share, earnings were $0.80 and $0.85 per share for the respective periods.

The Company’s backlog of orders was $195.4 million at June 30, 2013 compared to $133.7 million a year ago and $143.4 million at December 31, 2012. The increase in backlog reflects the award of the Permanent Canal Closure Project (PCCP) contract of approximately $60.0 million to supply major flood control pumps to a member of a joint venture construction group for a significant New Orleans flood control project. The pumps are expected to be shipped beginning in late 2013 through 2016, with the majority of the shipments occurring in 2014 and 2015.

The Company’s balance sheet continues to remain strong and flexible as cash and short-term investments totaled $27.1 million and short-term bank debt was reduced to $15.0 million at June 30, 2013. Working capital increased 11.1% from December 31, 2012 to $123.1 million at June 30, 2013 largely due to record sales during the second quarter of 2013.

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

Second Quarter 2013 Compared to Second Quarter 2012

Net Sales

	Three Months Ended June 30,
(Thousands of dollars)	2013	2012	$ Change	% Change
Net sales	$106,415	$92,583	$13,832	14.9%

Sales increased $10.2 million in our water end markets primarily due to increased shipments for domestic flood control projects of $5.4 million and for the agriculture market of $3.5 million.

Sales increased $3.6 million in the non-water markets primarily due to increases in the OEM market of $1.7 million and in the industrial market of $1.2 million.

PART I – CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Cost of Products Sold and Gross Profit

	Three Months Ended June 30,
(Thousands of dollars)	2013	2012	$ Change	% Change
Cost of products sold	$79,934	$69,842	$10,092	14.5%
% of Net sales	75.1%	75.4%
Gross profit	24.9%	24.6%

The increase in the gross profit percentage was principally due to leverage from the record sales during the quarter, but was reduced by $1.1 million or 100 basis points as a result of the non-cash pension settlement charge described above. Additionally, healthcare costs and depreciation expense increased $474,000.

Selling, General and Administrative Expenses (SG&A)

	Three Months Ended June 30,
(Thousands of dollars)	2013	2012	$ Change	% Change
Selling, general and administrative expenses (SG&A)	$12,964	$11,247	$1,717	15.3%
% of Net sales	12.2%	12.1%

The increase in SG&A expenses is principally due to the expenses incurred in the first three months of 2013 from the two acquisitions made in the fourth quarter of 2012 and the non-cash pension settlement charge described above of $543,000 or 50 basis points.

Net Income

	Three Months Ended June 30,
(Thousands of dollars)	2013	2012	$ Change	% Change
Income before income taxes	$13,496	$11,587	$1,909	16.5%
% of Net sales	12.7%	12.5%
Income taxes	$4,328	$4,019	$309	7.7%
Effective tax rate	32.1%	34.7%
Net income	$9,168	$7,568	$1,600	21.1%
% of Net sales	8.6%	8.2%
Earnings per share	$0.43	$0.36	$0.07	19.4%

PART I – CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

The increase in net income was primarily due to the factors described above, including record sales during the current quarter of $106.4 million partially offset by the $1.1 million non-cash pension settlement charge, net of income taxes. The difference in the effective tax rate between the two periods is primarily due to the federal research and development tax credit which was reinstated and extended in January 2013 from January 1, 2012 to December 31, 2013, and was not permitted to be recorded in 2012 under current accounting rules based on the date of enactment.

Six Months 2013 Compared to Six Months 2012

Net Sales

	Six Months Ended June 30,
(Thousands of dollars)	2013	2012	$ Change	% Change
Net sales	$198,872	$195,408	$3,464	1.8%

Sales increased $9.1 million in our water end markets primarily due to increased shipments for flood control projects of $6.4 million and for the fire and agriculture markets of $5.3 million each. This increase was partially offset by reduced construction market demand for pumps from rental businesses of $7.2 million as compared to the strong sales in the first six months of 2012.

Sales decreased $5.7 million in the non-water markets primarily due to decreased shipments in the OEM market in as a result of reduced shipments related to power generation equipment.

Cost of Products Sold and Gross Profit

	Six Months Ended June 30,
(Thousands of dollars)	2013	2012	$ Change	% Change
Cost of products sold	$151,167	$145,993	$5,174	3.5%
% of Net sales	76.0%	74.7%
Gross profit	24.0%	25.3%

The decrease in the gross profit percentage was principally due to a more favorable product mix in the first six months of 2012 combined with the non-cash pension settlement charge described above of $2.0 million or 100 basis points.

PART I – CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Selling, General and Administrative Expenses (SG&A)

	Six Months Ended June 30,
(Thousands of dollars)	2013	2012	$ Change	% Change
Selling, general and administrative expenses (SG&A)	$25,931	$22,693	$3,238	14.3%
% of Net sales	13.0%	11.6%

The increase in SG&A expenses is principally due to the expenses incurred in the first six months of 2013 from the two acquisitions made in the fourth quarter of 2012 and the non-cash pension settlement charge described above of $1.0 million or 50 basis points.

Net Income

	Six Months Ended June 30,
(Thousands of dollars)	2013	2012	$ Change	% Change
Income before income taxes	$21,723	$26,969	$(5,246)	(19.5)%
% of Net sales	10.9%	13.8%
Income taxes	$6,737	$9,160	$(2,423)	(26.4)%
Effective tax rate	31.0%	34.0%
Net income	$14,986	$17,809	$(2,823)	(15.9)%
% of Net sales	7.5%	9.1%
Earnings per share	$0.71	$0.85	$(0.14)	(16.5)%

The decrease in net income was primarily due to the factors explained above, including the $2.0 million non-cash pension settlement charge described above, net of income taxes. The difference in the effective tax rate between the two periods is primarily due to the federal research and development tax credit which was reinstated and extended in January 2013 from January 1, 2012 to December 31, 2013, and was not permitted to be recorded in 2012 under current accounting rules based on the date of enactment.

Liquidity and Capital Resources

	Six Months Ended June 30,
(Thousands of dollars)	2013	2012
Net cash provided by operating activities	$21,088	$11,952
Net cash used for investing activities	(3,396)	(10,767)
Net cash used for financing activities	(11,199)	(4,988)

PART I – CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Cash and cash equivalents and short-term investments totaled $27.1 million, and there was $15.0 million in outstanding bank debt at June 30, 2013. In addition, the Company had $24.5 million available in bank lines of credit after deducting $5.5 million in outstanding letters of credit primarily related to customer orders. The Company was in compliance with its nominal restrictive covenants, including limits on additional borrowings and maintenance of certain operating and financial ratios, at June 30, 2013.

Working capital increased 11.1% from December 31, 2012 to $123.1 million at June 30, 2013 primarily due to increased current accounts receivable from record sales.

The primary driver of operating cash flows during the first six months of 2013 was net earnings after removing the impact of the non-cash pension settlement charges and reduced inventory levels, partially offset by increased accounts receivable due to record sales during the first six months of 2013. During this same period in 2012 operating cash flows were primarily driven by growth in sales and related improved operating results compared to the first six months of 2011.

During the first six months of 2013, investing activities of $3.4 million primarily consisted of capital expenditures for machinery and equipment. Capital expenditures for 2013, consisting principally of machinery and equipment, are estimated to be in the range of $17 to $19 million and are expected to be financed through internally generated funds and existing lines of credit. During the first six months of 2012, investing activities of $10.8 million consisted primarily of capital expenditures for an expansion of the National Pump facilities of $2.4 million and machinery and equipment of $8.6 million.

Net cash used for financing activities for the six months ended June 30, 2013 consisted of dividend payments of $4.2 million and re-payment of $7.0 million in short-term debt. The ratio of current assets to current liabilities was 2.9 to 1 at June 30, 2013 and 2.7 to 1 at December 31, 2012.

On July 25, 2013 the Board of Directors of the Company declared a quarterly cash dividend of $0.105 per share on the common stock of the Company, payable September 10, 2013, to shareholders of record on August 15, 2013. This marks the 254th consecutive quarterly dividend paid by The Gorman-Rupp Company and represents a 5.0% increase over the $0.10 dividend paid during the previous quarter.

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

Safe Harbor Statement

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, The Gorman-Rupp Company provides the following cautionary statement: This Quarterly Report on Form 10-Q contains various forward-looking statements based on assumptions concerning The Gorman-Rupp Company’s operations, future results and prospects. These forward-looking statements are based on current expectations about important economic, political, and technological factors, among others, and are subject to risks and uncertainties, which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.

Such factors include, but are not limited to: (1) continuation of the current and expected future business environment; (2) changes in government budgets and in laws and regulations, including taxes; (3) the successful integration of acquisitions; (4) the Company’s future non-cash pension settlement charges; (5) unforeseen delays or disruptions in the New Orleans flood control project; and (6) the Company’s future cash flow and financial condition. Except to the extent required by law, we do not undertake and specifically decline any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.

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

PART I – CONTINUED

ITEM 4.	CONTROLS AND PROCEDURES – CONTINUED

An evaluation was carried out under the supervision and with the participation of the Company’s Management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013.

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

ITEM 6.	EXHIBITS

Exhibit 31.1	Certification of Jeffrey S. Gorman, Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Wayne L. Knabel, Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

Exhibit 101	Financial statements from the Quarterly Report on Form 10-Q of The Gorman-Rupp Company for the quarter ended June 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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
Date: July 29, 2013

	By:	/s/ Wayne L. Knabel
Wayne L. Knabel
Chief Financial Officer