Form 10-Q
period 2013-09-30
GORMAN RUPP CO
filed 2013-10-28
CIK 42682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

There were 21,002,893 shares of common stock without par value outstanding at October 25, 2013.

The Gorman-Rupp Company and Subsidiaries

Nine Months Ended September 30, 2013 and 2012

PART I. FINANCIAL INFORMATION		7

Item 1.	Financial Statements (Unaudited)	7

	Condensed Consolidated Statements of Income -Three Months Ended September 30, 2013 and 2012 -Nine Months Ended September 30, 2013 and 2012	3

	Condensed Consolidated Statements of Comprehensive Income -Three Months Ended September 30, 2013 and 2012 -Nine Months Ended September 30, 2013 and 2012	4

	Condensed Consolidated Balance Sheets -September 30, 2013 and December 31, 2012	5

	Condensed Consolidated Statements of Cash Flows -Nine Months Ended September 30, 2013 and 2012	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4.	Controls and Procedures	17

PART II. OTHER INFORMATION		18

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 6.	Exhibits	19

EX-31.1	Section 302 Principal Executive Officer (PEO) Certification

EX-31.2	Section 302 Principal Financial Officer (PFO) Certification

EX-32	Section 1350 Certifications

EX-101	Financial statements from the Quarterly Report on Form 10-Q of The Gorman-Rupp Company for the quarter ended September 30, 2013, formatted in eXtensible Business Reporting Language (XBRL)

PART I. FINANCIAL INFORMATION

ITEM 1 –	FINANCIAL STATEMENTS (UNAUDITED)

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2013	2012	2013	2012
Net sales	$101,186	$91,626	$300,058	$287,034
Cost of products sold	76,701	69,796	227,868	215,789

Gross profit	24,485	21,830	72,190	71,245
Selling, general and administrative expenses	12,448	11,727	38,379	34,420

Operating income	12,037	10,103	33,811	36,825
Other income	135	161	407	665
Other expense	(205)	(123)	(528)	(380)

Income before income taxes	11,967	10,141	33,690	37,110
Income taxes	4,021	3,435	10,758	12,595

Net income	$7,946	$6,706	$22,932	$24,515

Earnings per share	$0.38	$0.32	$1.09	$1.17
Cash dividends paid per share	$0.10	$0.10	$0.30	$0.29
Average shares outstanding	21,002,893	20,996,828	20,998,915	20,992,886

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	2013	2012	2013	2012
Net income	$7,946	$6,706	$22,932	$24,515
Cumulative translation adjustments	680	726	(879)	489
Pension and postretirement medical liability adjustments, net of tax	455	453	3,033	1,351

Total adjustments	1,135	1,179	2,154	1,840

Comprehensive income	$9,081	$7,885	$25,086	$26,355

See notes to condensed consolidated financial statements.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
(Thousands of dollars)	2013	2012
Assets
Current assets:
Cash and cash equivalents	$33,563	$20,119
Short-term investments	252	254
Accounts receivable—net	64,492	58,712
Inventories—net	81,147	90,898
Deferred income taxes and other current assets	9,195	5,692

Total current assets	188,649	175,675
Property, plant and equipment	244,545	242,780
Less accumulated depreciation	125,692	119,714

Property, plant and equipment—net	118,853	123,066
Other assets	6,248	4,156
Goodwill and other intangible assets—net	31,911	32,286

Total assets	$345,661	$335,183

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$14,554	$14,897
Short-term debt	9,000	22,000
Payroll and related liabilities	13,845	10,646
Commissions payable	6,407	7,568
Accrued expenses	15,558	9,710

Total current liabilities	59,364	64,821
Pension benefits	3,993	7,517
Postretirement benefits	22,942	22,399
Deferred and other income taxes	5,665	5,727

Total liabilities	91,964	100,464
Shareholders’ equity
Common shares, without par value:
Authorized —35,000,000 shares
Outstanding—21,002,893 shares in 2013 and 20,996,893 shares in 2012 (after deducting treasury shares of 636,603 in 2013 and 642,603 in 2012) at stated capital amount	5,131	5,130
Additional paid-in capital	2,856	2,693
Retained earnings	259,838	243,178
Accumulated other comprehensive loss	(14,128)	(16,282)

Total shareholders’ equity	253,697	234,719

Total liabilities and shareholders’ equity	$345,661	$335,183

See notes to condensed consolidated financial statements.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
(Thousands of dollars)	2013	2012
Cash flows from operating activities:
Net income	$22,932	$24,515
Adjustments to reconcile net income attributable to net cash provided by operating activities:
Depreciation and amortization	10,183	8,927
Pension expense, including 2013 non-cash settlement loss	5,914	3,011
Contributions to pension plan	(4,200)	(4,200)
Changes in operating assets and liabilities:
Accounts receivable	(5,779)	(2,062)
Inventories	8,764	(7,118)
Accounts payable	(343)	(4,492)
Commissions payable	(1,160)	(2,084)
Other	1,403	4,168

Net cash provided by operating activities	37,714	20,665
Cash flows from investing activities:
Capital additions	(5,122)	(14,165)
Acquisition net of cash acquired	—	(4,812)
Change in short-term investments	2	806

Net cash used for investing activities	(5,120)	(18,171)
Cash flows from financing activities:
Cash dividends	(6,300)	(6,088)
Payments to bank for borrowings	(13,000)	(2,000)

Net cash used for financing activities	(19,300)	(8,088)
Effect of exchange rate changes on cash	150	232

Net increase in cash and cash equivalents	13,444	(5,362)
Cash and cash equivalents:
Beginning of year	20,119	20,142

September 30,	$33,563	$14,780

See notes to condensed consolidated financial statements.

PART I

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management of The Gorman-Rupp Company (the “Company” or “Gorman-Rupp”), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, from which related information herein has been derived.

NOTE B – INVENTORIES

Inventories are stated at the lower of cost or market. The costs for approximately 74% of inventories at September 30, 2013 and 73% of inventories at December 31, 2012 are determined using the last-in, first-out (LIFO) method, with the remainder generally determined using the first-in, first-out (FIFO) method applied on a consistent basis. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management’s estimate of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation.

The major components of inventories are as follows (net of LIFO reserves of $55.6 million and $53.2 million at September 30, 2013 and December 31, 2012, respectively):

(Thousands of dollars)	September 30, 2013	December 31, 2012
Raw materials and in-process	$19,036	$23,967
Finished parts	45,903	52,607
Finished products	16,208	14,324

Total inventories	$81,147	$90,898

NOTE C – PRODUCT WARRANTIES

A liability is established for estimated future warranty and service claims based on historical claims experience and specific product failures. The Company expenses warranty costs directly to cost of products sold. Changes in the Company’s product warranty liability are:

	September 30,
(Thousands of dollars)	2013	2012
Balance at beginning of year	$1,133	$1,228
Provision	1,023	1,059
Claims	(995)	(1,117)

Balance at end of period	$1,161	$1,170

PART I – CONTINUED

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

NOTE D – PENSION AND OTHER POSTRETIREMENT BENEFITS

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

Due to continuing lump-sum retirement payments, the Company recorded a GAAP-required $490,000 non-cash pension settlement charge during the third quarter of 2013 relating to its defined benefit pension plan. The Company has recorded $3.5 million in non-cash pension settlement charges during the first nine months of 2013. These required charges were driven by exceeding the actuarial payments threshold relating to retirees electing to receive lump-sum distributions during 2013.

The following tables present the components of net periodic benefit cost:

	Pension Benefits		Postretirement Benefits
(Thousands of dollars)	Three Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
Service cost	$748	$797	$288	$288
Interest cost	734	700	182	218
Expected return on plan assets	(1,229)	(1,148)	—	—
Recognized actuarial loss (gain)	478	611	(181)	(161)
Settlement loss	490	—	—	—

Net periodic benefit cost	$1,221	$960	$289	$345

	Pension Benefits		Postretirement Benefits
(Thousands of dollars)	Nine Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Service cost	$2,408	$2,391	$865	$866
Interest cost	2,097	2,102	545	653
Expected return on plan assets	(3,828)	(3,443)	—	—
Recognized actuarial loss (gain)	1,622	1,831	(542)	(485)
Settlement loss	3,477	—	—	—

Net periodic benefit cost	$5,776	$2,881	$868	$1,034

PART I – CONTINUED

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

NOTE E – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes reclassifications out of accumulated other comprehensive income (loss) as reflected in the unaudited condensed consolidated statements of income:

(Thousands of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Pension and other postretirement benefits:
Recognized actuarial loss (a)	$297	$450	$1,080	$1,346
Settlement loss (b)	324	—	2,298	—
Settlement loss (c)	166	—	1,179	—

Total before income tax	$787	$450	$4,557	$1,346
Income tax	(332)	3	(1,524)	5

Net of income tax	$455	$453	$3,033	$1,351

(a)	The recognized actuarial loss is included in the computation of net periodic benefit cost. See Note D for additional details.
(b)	This portion of the settlement loss is included in Cost of products sold on the Statements of Income.
(c)	This portion of the settlement loss in included in Selling, general & administrative expenses on the Statements of Income.

The following table summarizes changes in accumulated balances for each component of other comprehensive income (loss) as reflected in the unaudited condensed consolidated balance sheets:

(Thousands of dollars)	Currency Translation Adjustments	Pension and Other Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2013	$319	$(16,601)	$(16,282)
Current period credit (charge)	(879)	4,557	3,678
Income tax expense	—	(1,524)	(1,524)

Balance at September 30, 2013	$(560)	$(13,568)	$(14,128)

(Thousands of dollars)	Currency Translation Adjustments	Pension and Other Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2012	$(118)	$(15,926)	$(16,044)
Current period credit (charge)	489	1,346	1,835
Income tax expense		5	5

Balance at September 30, 2012	$371	$(14,575)	$(14,204)

PART I – CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview and Outlook

Net sales during the third quarter 2013 increased 10.4% to $101.2 million compared to $91.6 million during the same period in 2012. Domestic sales increased 18.3% or $10.7 million while international sales decreased 3.3% or $1.1 million. The increase in sales in our water end markets of $1.8 million was primarily due to increased shipments for the agriculture and fire protection markets of $5.6 million, partially offset by decreased shipments for Gulf Coast flood control projects of $3.9 million. Sales in our non-water end markets of $7.7 million increased primarily due to shipments for the OEM market of $4.3 million related to power generation equipment and military applications and for the industrial market of $2.2 million.

Net sales for the nine months ended September 30, 2013 were a record $300.1 million compared to $287.0 million during the same period in 2012, an increase of 4.5%. The increase in water end market sales of $11.5 million was primarily due to shipments for the fire and agricultural markets and for Gulf Coast flood control projects in the first half of 2013. This increase was partially offset by reduced construction market demand for pumps from rental businesses as compared to this market’s strong sales early last year. Increased international shipments for the petroleum market were the major contributor to the increase in our non-water market sales of $1.5 million.

Due to continuing lump-sum retirement payments, the Company recorded a GAAP-required $490,000 non-cash pension settlement charge during the third quarter of 2013 relating to its defined benefit pension plan. The Company has recorded a total of $3.5 million in non-cash pension settlement charges during the first nine months of 2013. These required charges were driven by exceeding the actuarial payments threshold relating to retirees electing to receive lump-sum distributions during 2013. A non-cash pension settlement charge was not required to be recognized in 2012 until the actuarial payments threshold was exceeded in the fourth quarter.

Gross profit was $24.5 million for the third quarter 2013 resulting in gross margin of 24.2% compared to 23.8% in the same period last year. The increase in gross margin was principally due to sales mix changes during the current quarter. Operating income was $12.0 million resulting in operating margin of 11.9% compared to 11.0% in the third quarter 2012. Excluding the pension settlement charge described above, gross margin would have been 24.5% and operating margin would have been 12.4% for the third quarter of 2013.

Net income increased 18.5% during the quarter to $7.9 million compared to $6.7 million in the third quarter 2012 and earnings per share were $0.38 and $0.32 for the respective periods. Excluding the non-cash pension settlement charge of $0.02 per share, earnings would have been $0.40 for the third quarter 2013.

Gross profit was $72.2 million for the first nine months of 2013 resulting in gross margin of 24.1% compared to 24.8% in the same period last year. The decline in gross margin was principally due to the non-cash pension settlement charges described above of 70 basis points plus about 20 basis points due to increases in healthcare costs and depreciation expense. Operating income was $33.8 million resulting in operating margin of 11.3% compared to 12.8% in the first nine months of 2012. Excluding the pension settlement charge, gross margin would have been 24.8% and operating margin would have been 12.4% for the first nine months of 2013.

PART I – CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net income was $22.9 million during the first nine months of 2013 compared to $24.5 million in the same period last year and earnings per share were $1.09 and $1.17 for the respective periods. Excluding the non-cash pension settlement charge of $2.3 million net of income taxes and equating to $0.11 per share, earnings would have been $1.20 per share for the current nine months.

The Company’s backlog of orders was $190.7 million at September 30, 2013 compared to $146.7 million a year ago and $143.4 million at December 31, 2012. The increase in backlog reflects the award of the Permanent Canal Closure Project (“PCCP”) contract of approximately $60.0 million to supply major flood control pumps to a member of a joint venture construction group for a significant New Orleans flood control project. The pumps are expected to be shipped primarily in the second half of 2014 and first half of 2015.

The Company’s balance sheet continues to remain strong and flexible as cash and short-term investments totaled $33.8 million and short-term bank debt was reduced to $9.0 million at September 30, 2013. Working capital increased 16.6% from December 31, 2012 to a record $129.3 million at September 30, 2013 principally due to increased 2013 net sales and debt reduction. The Company expects net capital expenditures for the fourth quarter of 2013 will be approximately $12.0 million, primarily for machinery and equipment.

At its October 24, 2013 meeting, the Board of Directors of the Company declared a five-for-four split of the Company’s Common Shares in the form of a distribution of one additional Common Share for each four Common Shares previously issued. The distribution will be made on December 10, 2013 to shareholders of record at the close of business on November 15, 2013.

After giving effect to the issuance of the additional Common Shares in the distribution, the most recent quarterly cash dividend rate of $0.10 per Common Share on a post-split basis would be equivalent to $0.08 per share.

In an additional action, the Board of Directors of the Company declared a quarterly cash dividend of $0.09 per share on the common stock of the Company, payable December 10, 2013, to shareholders of record November 15, 2013. The cash dividend is payable on post-split shares and represents a 12.5% increase over the equivalent post-split dividend paid during the previous quarter. This marks the 255th consecutive dividend paid by The Gorman-Rupp Company and the 41st consecutive year of increased dividends paid to its shareholders.

We believe that the Company is well positioned to grow organically at generally comparable operating margins over the long term by expanding our customer base both domestically and globally, and through new product offerings. We expect that the increasing need for water and wastewater infrastructure rehabilitation within the United States, and similar needs internationally, along with increasing demand for high quality pumps and pump systems for industrial and agricultural applications, will provide excellent growth opportunities for Gorman-Rupp in the future.

PART I – CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Third Quarter 2013 Compared to Third Quarter 2012

Net Sales

	Three Months Ended September 30,
(Thousands of dollars)	2013	2012	$ Change	% Change
Net sales	$101,186	$91,626	$9,560	10.4%

Sales increased $1.8 million in our water end markets primarily due to increased shipments for the agriculture and fire protection markets of $5.6 million, partially offset by decreased shipments for Gulf Coast flood control projects of $3.9 million.

Sales increased $7.2 million in the non-water markets primarily due to increased shipments for the OEM market of $4.3 million related to power generation equipment and military applications and for the industrial market of $2.2 million.

Cost of Products Sold and Gross Profit

	Three Months Ended September 30,
(Thousands of dollars)	2013	2012	$ Change	% Change
Cost of products sold	$76,701	$69,796	$6,905	9.9%
% of Net sales	75.8%	76.2%
Gross profit	24.2%	23.8%

The increase in gross margin was principally due to sales mix changes during the quarter, but was reduced by 30 basis points as a result of the non-cash pension settlement charge described above.

Selling, General and Administrative Expenses (SG&A)

	Three Months Ended September 30,
(Thousands of dollars)	2013	2012	$ Change	% Change
Selling, general and administrative expenses (SG&A)	$12,448	$11,727	$721	6.1%
% of Net sales	12.3%	12.8%

The decrease in SG&A expenses as a percent of net sales is principally due to increased sales during the quarter, partially offset by 50 basis points as a result of the non-cash pension settlement charge described above. Third quarter 2012 included costs related to the completion of the Pumptron acquisition which did not reoccur in third quarter 2013.

PART I – CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Net Income

	Three Months Ended September 30,
(Thousands of dollars)	2013	2012	$ Change	% Change
Income before income taxes	$11,967	$10,141	$1,826	18.0%
% of Net sales	11.8%	11.1%
Income taxes	$4,021	$3,435	$586	17.1%
Effective tax rate	33.6%	33.9%
Net income	$7,946	$6,706	$1,240	18.5%
% of Net sales	7.9%	7.3%
Earnings per share	$0.38	$0.32	$0.06	18.8%

The increase in net income was primarily due to the factors described above, including increased sales during the current quarter of $9.6 million and acquisition-related costs in third quarter 2012 which did not reoccur third quarter 2013. The increase was partially offset by the $326,000 non-cash pension settlement charge, net of income taxes, described above. Excluding the non-cash pension settlement charge of $0.02 per share, earnings would have been $0.40 for the third quarter 2013. The difference in the effective tax rate between the two periods is primarily due to the federal research and development tax credit which was reinstated and extended in January 2013 from January 1, 2012 to December 31, 2013, and was not permitted to be recorded in 2012 under current accounting rules based on the date of the reinstatement’s enactment.

Nine Months 2013 Compared to Nine Months 2012

Net Sales

	Nine Months Ended September 30,
(Thousands of dollars)	2013	2012	$ Change	% Change
Net sales	$300,058	$287,034	$13,024	4.5%

Sales increased $11.5 million in our water end markets primarily due to increased shipments for Gulf Coast flood control projects of $4.3 million and for the fire and agriculture markets of $8.0 million and $8.3 million, respectively. This increase was partially offset by reduced construction market demand of $9.3 million primarily related to pumps from rental businesses as compared to the strong sales in the first quarter of 2012.

Sales increased $2.3 million in the non-water markets primarily due to international shipments for the petroleum market.

PART I – CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Cost of Products Sold and Gross Profit

	Nine Months Ended September 30,
(Thousands of dollars)	2013	2012	$ Change	% Change
Cost of products sold	$227,868	$215,789	$12,079	5.6%
% of Net sales	75.9%	75.2%
Gross profit	24.1%	24.8%

The decrease in the gross profit percentage was principally due to the non-cash pension settlement charge described above of $2.3 million or 70 basis points.

Selling, General and Administrative Expenses (SG&A)

	Nine Months Ended September 30,
(Thousands of dollars)	2013	2012	$ Change	% Change
Selling, general and administrative expenses (SG&A)	$38,379	$34,420	$3,959	11.5%
% of Net sales	12.8%	12.0%

The increase in SG&A expenses is principally due to the expenses incurred in the first nine months of 2013 from the two acquisitions made in late 2012 and the non-cash pension settlement charge described above of $1.2 million or 40 basis points.

Net Income

	Nine Months Ended September 30,
(Thousands of dollars)	2013	2012	$ Change	% Change
Income before income taxes	$33,690	$37,110	$(3,420)	(9.2)%
% of Net sales	11.2%	12.9%
Income taxes	$10,758	$12,595	$(1,837)	(14.6)%
Effective tax rate	31.9%	33.9%
Net income	$22,932	$24,515	$(1,583)	(6.5)%
% of Net sales	7.6%	8.5%
Earnings per share	$1.09	$1.17	$(0.08)	(6.8)%

PART I – CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

The decrease in net income was primarily due to the factors explained above, including the $2.3 million non-cash pension settlement charge described above, net of income taxes. Excluding the non-cash pension settlement charge of $0.11 per share, earnings would have been $1.20 for the current nine months. The difference in the effective tax rate between the two periods is primarily due to the federal research and development tax credit which was reinstated and extended in January 2013 from January 1, 2012 to December 31, 2013, and was not permitted to be recorded in 2012 under current accounting rules based on the date of the reinstatement’s enactment.

Liquidity and Capital Resources

	Nine Months Ended September 30,
(Thousands of dollars)	2013	2012
Net cash provided by operating activities	$37,714	$20,665
Net cash used for investing activities	(5,120)	(18,171)
Net cash used for financing activities	(19,300)	(8,088)

Cash and cash equivalents and short-term investments totaled $33.8 million, and there was $9.0 million in outstanding bank debt at September 30, 2013. In addition, the Company had $25.6 million available in bank lines of credit after deducting $4.4 million in outstanding letters of credit primarily related to customer orders. The Company was in compliance with its nominal restrictive covenants, including limits on additional borrowings and maintenance of certain operating and financial ratios, at September 30, 2013.

Working capital increased 16.6% from December 31, 2012 to a record $129.3 million at September 30, 2013 principally due to record 2013 net sales and debt reduction.

The primary driver of operating cash flows during the first nine months of 2013 was net earnings after removing the impact of the non-cash pension settlement charges and reduced inventory levels, partially offset by increased accounts receivable due to record sales during the first nine months of 2013. During this same period in 2012 operating cash flows were primarily driven by a reduction in the use of cash required to fund inventory and changes in accounts payable balances compared to the first nine months of 2011.

During the first nine months of 2013, investing activities of $5.1 million primarily consisted of capital expenditures for machinery and equipment. Net capital expenditures for 2013, consisting principally of machinery and equipment, are estimated to be in the range of $16 to $17 million and are expected to be principally financed through internally generated funds. During the first nine months of 2012, investing activities of $18.2 million consisted primarily of capital expenditures of $2.4 million for an expansion of the National Pump Company facilities and $10.8 million of machinery and equipment. In addition, $4.8 million of cash was used for the acquisition of Pumptron.

PART I – CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Net cash used for financing activities for the nine months ended September 30, 2013 consisted of dividend payments of $6.3 million and re-payment of $13.0 million in short-term debt. The ratio of current assets to current liabilities was 3.2 to 1 at September 30, 2013 and 2.7 to 1 at December 31, 2012.

On October 24, 2013 meeting, the Board of Directors of the Company declared a five-for-four split of the Company’s Common Shares in the form of a distribution of one additional Common Share for each four Common Shares previously issued. The distribution will be made on December 10, 2013 to shareholders of record at the close of business on November 15, 2013.

In an additional action, the Board of Directors of the Company declared a quarterly cash dividend of $0.09 per share on the common stock of the Company, payable December 10, 2013, to shareholders of record November 15, 2013. The cash dividend is payable on post-split shares and represents a 12.5% increase over the equivalent post-split dividend paid during the previous quarter. This marks the 255th consecutive dividend paid by The Gorman-Rupp Company and the 41st consecutive year of increased dividends paid to its shareholders.

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

An evaluation was carried out under the supervision and with the participation of the Company’s Management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013.

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

ITEM 6.	EXHIBITS

Exhibit 31.1	Certification of Jeffrey S. Gorman, Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Wayne L. Knabel, Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

Exhibit 101	Financial statements from the Quarterly Report on Form 10-Q of The Gorman-Rupp Company for the quarter ended September 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

*	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act of 1934, as amended, and is otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Gorman-Rupp Company
(Registrant)
Date: October 28, 2013

	By:	/s/Wayne L. Knabel
Wayne L. Knabel
Chief Financial Officer