Form 10-K
period 2013-12-31
GORMAN RUPP CO
filed 2014-03-10
CIK 42682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant. The aggregate market value is computed by reference to the price at which the common equity was sold as of June 30, 2013. $413,792,255.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of March 1, 2014.

Common Shares, without par value—26,253,043

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2013 Annual Report to Shareholders incorporated by reference into Part II (Items 5-9A).

Portions of Notice of 2014 Annual Meeting of Shareholders and related Proxy Statement incorporated by reference into Part III (Items 10-14).

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

PRODUCTS

The Company operates in one business segment, the manufacture and international sale of pumps and pump systems. The following table sets forth, for the years 2011 through 2013, the total net sales, income before income taxes and year-end total assets (in thousands) of the Company.

	2013	2012	2011
Net Sales	$391,665	$375,691	$359,490
Income Before Income Taxes	44,277	42,447	42,685
Assets	355,638	335,183	298,700

The Company’s product line consists of pump models ranging in size from  1/4“ to nearly 180” and ranging in rated capacity from less than one gallon per minute to nearly one million gallons per minute. The types of pumps which the Company produces include self-priming centrifugal, standard centrifugal, magnetic drive centrifugal, axial and mixed flow, vertical turbine line shaft, submersible, high pressure booster, rotary gear, diaphragm, bellows and oscillating.

The pumps have drives that range from 1/35 horsepower electric motors up to much larger electric motors or internal combustion engines capable of producing several thousand horsepower. Many of the larger units comprise encased, fully integrated water and wastewater pumping stations. In certain cases, units are designed for the inclusion of customer-supplied drives.

The Company’s larger pumps are sold principally for use in the construction, industrial, water and wastewater handling fields; for flood control; for boosting low residential water pressure; for pumping refined petroleum products, including the ground refueling of aircraft; for fluid control in HVAC applications; and for various agricultural purposes.

The Company’s pumps are also utilized for dewatering purposes. Additionally, pumps manufactured for fire protection are used for sprinkler back-up systems, fire hydrants, stand pipes, fog systems and deluge systems at hotels, banks, factories, airports, schools, public buildings and hundreds of other facilities throughout the world.

Many of the Company’s smallest pumps are sold to customers for incorporation into such products as food processing, chemical processing, photo processing, medical and other waste treatment, HVAC equipment, appliances and solar heating.

PART I – CONTINUED

ITEM 1.	BUSINESS – CONTINUED

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

During 2013, 2012 and 2011, there were no shipments to any single customer that exceeded 10% of total net sales.

Gorman-Rupp continues to actively pursue international business opportunities and, in 2013, shipped its pumps to more than 120 countries. However, the Company’s foreign operations do not involve material financial or other risks due to their relatively small size, both individually and collectively. No sales made to customers in any one foreign country amounted to more than 5% of total net sales during 2013, 2012 or 2011.

As a result of our active pursuit of international business, approximately $134.6 million of 2013 sales were shipped outside the United States, as compared to $136.5 million in 2012 and $118.1 million in 2011. International sales represented 34%, 36% and 33% of total sales in 2013, 2012 and 2011, respectively. The Company continues its efforts to penetrate international markets principally by its increased global investments and its sales responses to worldwide pumping needs.

COMPETITION

Since the late 1990’s, a number of consolidations have occurred within the highly competitive pump industry. As a consequence, numerous pump competitors now exist as subsidiaries, divisions or departments within significantly larger corporations. Foreign-sourced pumps have also increasingly penetrated into most of the Company’s domestic markets.

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

The Company purchases motors for its polypropylene bellows pumps and magnetic drive pumps from several alternative vendors; and motor components for its large submersible pumps, and motors and engines for its pump systems, are purchased from a limited number of suppliers. Small motor requirements are also currently sourced from alternative suppliers.

The other production operations of the Company consist of the machining of castings, the cutting, shaping and welding of bar stock and structural members, the design and assembly of electrical control panels, the manufacture of a few minor components, and the assembling, painting and testing of its products. Virtually all of the Company’s products are tested prior to shipment.

OTHER ASPECTS

As of December 31, 2013, the Company employed approximately 1,247 persons, of whom approximately 744 were hourly employees. The Company has no collective bargaining agreements, has never experienced a work stoppage and considers its labor relations to be satisfactory.

Although the Company owns a number of patents, and several of them are important to its business, Gorman-Rupp believes that the business of the Company is not materially dependent upon any one or more patents. The Company’s patents, trademarks and other intellectual property are adequate for its business purposes.

The backlog of orders at December 31, 2013 was valued at $182.2 million compared to $143.4 million at December 31, 2012. Approximately 77% of the Company’s backlog of unfilled orders is scheduled to be shipped during 2014, with the remainder principally during the first half of 2015. The increase in backlog from a year ago reflects the 2013 award of the Permanent Canal Closure Project (“PCCP”) contract of approximately $60.0 million to supply major flood control pumps to a member of a joint venture construction group for a significant New Orleans flood control project. Approximately $57.6 million of the project remain in the December 31, 2013 backlog total. The PCCP is a fixed-price contract and full government funding has been appropriated for the project. The termination, cancellation and delay provisions within the PCCP contract are governed by provision of the Federal Acquisition Regulation (“FAR”) clauses 52.222-12 (Contract Termination-Debarment), 52.242-14 (Suspension of Work), 52.242-2 Alt. 1 (Production Progress Reports), and 52.249.10 (Default – Fixed-Price Construction).

PART I – CONTINUED

ITEM 1.	BUSINESS – CONTINUED

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

Compliance with , and costs related to, a variety of import and export laws and regulations and the consequences of failure to properly comply with such laws

The Company is subject to a variety of laws regarding international operations, including regulations issued by the U.S. Department of Commerce Bureau of Industry and Security and various foreign governmental agencies. Actual or alleged violations of import-export laws could result in enforcement actions and substantial financial penalties.

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

Family ownership of common equity

A substantial percentage of the Company’s Common Shares is held by various members of the Gorman and Rupp families and their affiliates. These family holdings do not typically trade; therefore, the Common Shares, in part because of these circumstances, generally have a history of relatively low volume trading experiences on the NYSE MKT Exchange.

PART I – CONTINUED

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

For more than ten years, numerous business entities in the pump and fluid-handling industries, as well as a multitude of companies in many other industries, have been targeted in a series of lawsuits in several jurisdictions by various individuals seeking redress to claimed injury as a result of the entities’ alleged use of asbestos in their products. The Company and two of its subsidiaries remain drawn into this mass-scaled litigation, typically as one of many co-defendants in a particular proceeding; the majority of these cases were against Patterson Pump Company. The allegations in the lawsuits involving the Company and/or its subsidiaries are vague, general and speculative, and most cases have not advanced beyond the early stage of discovery. Insurers of the Company have engaged legal counsel to represent the Company and its subsidiaries and to protect their interests. In certain situations, the plaintiffs have voluntarily dismissed the Company and/or its

PART I – CONTINUED

ITEM 3.	LEGAL PROCEEDINGS – CONTINUED

subsidiaries from some of the lawsuits after the plaintiffs have acknowledged that there is no basis for their claims. In other situations, the Company and/or its subsidiaries have been dismissed from some of the lawsuits as a result of court rulings in favor of motions to dismiss and/or motions for summary judgment. In seventy-seven, the Company and/or its subsidiaries have entered into nominal economic settlements recommended and paid for by insurers, coupled with dismissal of the lawsuits. During the fourth quarter 2011, Patterson Pump Company entered into an agreement with plaintiffs’ counsel for the voluntary dismissal of more than 95% of the cases against it at no cost to Patterson Pump Company or its insurer.

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

			Date Elected
Name	Age	Office	to Position
James C. Gorman	89	Chairman	1989
Jeffrey S. Gorman	61	President and Chief Executive Officer	1998
Wayne L. Knabel	67	Chief Financial Officer and Treasurer	2009
David P. Emmens	65	Corporate Counsel and Corporate Secretary	2002

Except as noted, each of the above-named officers has held his or her executive position with the Company for the past five years. Mr. J. C. Gorman served as the Company’s President from 1964 until 1989, and as Chief Executive Officer from 1964 until 1996. He has served as a Director of the Company continuously since 1946. Mr. J. S. Gorman was elected President and Chief Executive Officer effective May 1, 1998, after having served as Senior Vice President since 1996. Mr. J. S. Gorman also held the position of General Manager of the Mansfield Division from 1989 through 2005. He served as Assistant General Manager from 1986 to 1988; and he held the office of Corporate Secretary from 1982 to 1990. He has served as a Director of the Company continuously since 1989. Mr. Knabel was elected Chief Financial Officer and Treasurer effective May 1, 2009. Mr. Knabel previously served as Vice President Finance since May 1, 2008. Mr. Knabel joined the Company in March 2008. Mr. Emmens joined the Company as Corporate Counsel in 1997, and was elected as Corporate Secretary in 2002. He served as Assistant Corporate Secretary from 1999 to 2002. Mr. J. S. Gorman is the son of Mr. J. C. Gorman. Mr. Christopher H. Lake, a Director of the Company, is the son of Dr. Peter B. Lake, also a Director. There are no other family relationships among any of the Executive Officers and Directors of the Company.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Attention is directed to the section “Quarterly Stock Prices and Dividends” and the data below pertaining to the shareholder information on page 44 in the Company’s 2013 Annual Report to Shareholders, which is incorporated herein by this reference.

Attention is also directed to the “Shareholder Return Performance Presentation” on page 44 in the Company’s 2013 Annual Report to Shareholders, which is incorporated herein by this reference.

The Company did not repurchase any of its Common Shares during the fourth quarter of the period covered by this Form 10-K.

PART II – CONTINUED

ITEM 6.	SELECTED FINANCIAL DATA

Attention is directed to the section “Eleven Year Summary of Selected Financial Data” on pages 40 and 41 in the Company’s 2013 Annual Report to Shareholders, which is incorporated herein by this reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Attention is directed to the section “Management’s Discussion and Analysis” on pages 30 through 37, and to the section “Safe Harbor Statement” on page 45, in the Company’s 2013 Annual Report to Shareholders, which are incorporated herein by this reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Attention is directed to the section “Management’s Discussion and Analysis” on pages 30 through 37, and to the section “Safe Harbor Statement” on page 45, in the Company’s 2013 Annual Report to Shareholders, which are incorporated herein by this reference. The Company’s foreign operations do not involve material market risks due to their relatively small size, both individually and collectively. As indicated in paragraph 3on page 4 referenced above, the Company has no material market risk exposures required to be reported by Item 305 of Regulation S-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Attention is directed to the Company’s consolidated financial statements, the notes thereto and the report of the independent registered public accounting firm thereon on pages 16 through 29, and to the section “Summary of Quarterly Results of Operations” on pages 40 and 41, in the Company’s 2013 Annual Report to Shareholders, which are incorporated herein by this reference.

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

PART II – CONTINUED

ITEM 9A.	CONTROLS AND PROCEDURES – CONTINUED

An evaluation was carried out under the supervision and with the participation of the Company’s Management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Based on the evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013.

Management’s Report on Internal Control over Financial Reporting

There were no material weaknesses identified at any Division or Subsidiary of the Company during 2013. The 2013 Report of Management on Internal Control over Financial Reporting and the related Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting are incorporated herein by this reference from pages     and     of the Company’s 2013 Annual Report to Shareholders, respectively.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Attention is directed to the sections “Election of Directors,” “Board of Directors and Board Committees,” “Audit Committee Report” and “Section 16(a) Beneficial Ownership Compliance” in the Company’s definitive Notice of 2014 Annual Meeting of Shareholders and related Proxy Statement (filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.

With respect to Executive Officers, attention is directed to Part I of this Form 10-K.

PART III – CONTINUED

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE – CONTINUED

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

Attention is directed to the sections “Board of Directors and Board Committees,” “Executive Compensation,” “Compensation Discussion and Analysis,” “Pension Benefits,” “Summary Compensation Table,” “Director Compensation,” “Risk Oversight” and “Compensation Committee Report” in the Company’s definitive Notice of 2014 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Attention is directed to the section “Beneficial Ownership of Shares” and “Election of Directors” in the Company’s definitive Notice of 2014 Annual Meeting of Shareholders and related Proxy Statement (filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.

On May 22, 1997, the Company’s Board of Directors adopted a Non-Employee Directors’ Compensation Plan (the “Plan”). This Plan became effective without shareholder approval and constitutes the Company’s only equity compensation plan. The Plan provides (originally through 2006) for share compensation for regular services performed by each of the Company’s non-employee Directors. In addition to cash compensation, non-employee Directors historically received an automatic award of 500 Common Shares (from the Company’s treasury) on each July 1. On July 27, 2006, the Company’s Board of Directors adopted a resolution extending the Non-Employee Directors’ Compensation plan for an additional term until the earlier of (i) May 21, 2017, (ii) at such time as all of the Company’s Common Shares authorized for award under the Plan and registered under Form S-8 Registration Statement No. 333-30159 shall have been awarded and issued, (iii) at such time as the Company deregisters any Common Shares not issued under the foregoing Registration Statement, or (iv) at such time as the Plan is terminated by action of the Board of Directors. On July 28, 2011, the Company’s Board of Directors adopted an amendment effective August 1, 2011 to provide for the aggregate award of 1,000 Common Shares to each Non-Employee Director during 2011 and 1,000 Common Shares each July 1 thereafter. The number of Common Shares which may be awarded under the Plan cannot exceed 50,000, subject to certain conditions (e.g., stock splits, stock dividends).

As of December 31, 2013, 58,000 Common Shares had been issued to non-employee Directors and 27,632 Common Shares remained available for future issuance (6,875 Common Shares were added as a result of the 5 for 4 stock split effective September 10, 2004; 7,093 Common Shares were added as a result of the 5 for 4 stock

PART III – CONTINUED

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS – CONTINUED

split effective December 8, 2006; 8,117 Common Shares were added as a result of the 5 for 4 stock split effective December 10, 2007; 8,021 were added as a result of the 5 for 4 stock split effective June 10, 2011; and 5,526 Common Shares were added as a result of the 5 for 4 stock split effective December 10, 2013). No options, warrants or rights are available for issuance under the Plan. Attention is directed to the sections “Board of Directors and Board Committees” and “Beneficial Ownership of Shares” in the Company’s definitive Notice of 2014 Annual Meeting of Shareholders and related Proxy Statement (filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Non-Employee Directors’ Compensation Plan (not approved by shareholders)	-0-	$-0-	27,632
Equity compensation plans approved by shareholders	—	—	—

Total	-0-	$-0-	27,632

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Attention is directed to the section “Board of Directors and Board Committees” in the Company’s definitive Notice of 2014 Annual Meeting of Shareholders and related Proxy Statement (filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which is incorporated herein by this reference. The Company has no relationships or transactions required to be reported by Item 404 of Regulation S-K.

PART III – CONTINUED

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Attention is directed to the section “Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive Notice of 2014 Annual Meeting of Shareholders and related Proxy Statement (filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which is incorporated herein by this reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1. Financial Statements

With respect to the audited consolidated financial statements of the Registrant and its subsidiaries, the following documents have been incorporated by reference into this report:

(i.)	Consolidated balance sheets—December 31, 2013 and 2012

(ii.)	Consolidated statements of income-Years ended December 31, 2013, 2012, 2011

(iii.)	Consolidated statements of comprehensive income-Years ended December 31, 2013, 2012, 2011

(iv.)	Consolidated statements of shareholders’ equity-Years ended December 31, 2013, 2012, 2011

(v.)	Consolidated statements of cash flows-Years ended December 31, 2013, 2012, 2011

(vi.)	Notes to consolidated financial statements

(vii.)	2013 Report of independent registered public accounting firm

(viii.)	2013 Report of management on internal control over financial reporting as of December 31, 2013

(ix.)	2013 Report of independent registered public accounting firm on internal control over financial reporting as of December 31, 2013

2. Financial Statement Schedules

All financial statement schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, or the information required to be set forth therein is included in the consolidated financial statements or Notes thereto.

PART III – CONTINUED

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES – CONTINUED

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

Date: March 10, 2014

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

March 10, 2014

By:	/s/ DAVID P. EMMENS
David P. Emmens
Attorney-In-Fact

ANNUAL REPORT ON FORM 10-K

THE GORMAN-RUPP COMPANY

For the Year Ended December 31, 2013

EXHIBIT INDEX

Exhibit Number	Description

(3)(4)	Amended Articles of Incorporation, as amended*

(3)(4)	Regulations*

(10) (a)	Form of Indemnification Agreement between the Company and its Directors and Officers**

(10) (b)	Non-Employee Directors’ Compensation Plan***

(13)	Incorporated Portions of 2013 Annual Report to Shareholders

(14)	Code of Ethics

(21)	Subsidiaries of the Company

(23)	Consent of Independent Registered Public Accounting Firm

(24)	Powers of Attorney

(31) (a)	Certification of Chief Executive Officer (Section 302 of the Sarbanes-Oxley Act of 2002)

(31) (b)	Certification of Chief Financial Officer (Section 302 of the Sarbanes-Oxley Act of 2002)

(32)	Certification Pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated herein by this reference from Exhibit (3) (4) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
**	Incorporated herein by this reference from Exhibit (10) (a) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
***	Incorporated herein by this reference from Exhibit (10) (b) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.