Form 10-Q
period 2014-03-31
GORMAN RUPP CO
filed 2014-04-30
CIK 42682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 26,253,043 shares of common stock, without par value, outstanding at April 23, 2014.

*********************

Page 1 of 21 Pages

The Gorman-Rupp Company and Subsidiaries

Three Months Ended March 31, 2014 and 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	3

	Condensed Consolidated Statements of Income
	-Three Months Ended March 31, 2014 and 2013	3

	Condensed Consolidated Statements of Comprehensive Income
	-Three Months Ended March 31, 2014 and 2013	4

	Condensed Consolidated Balance Sheets
	-March 31, 2014 and December 31, 2013	5

	Condensed Consolidated Statements of Cash Flows
	-Three Months Ended March 31, 2014 and 2013	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14

Item 4.	Controls and Procedures	14

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 6.	Exhibits	16

EX-31.1	Section 302 Principal Executive Officer (PEO) Certification	17

EX-31.2	Section 302 Principal Financial Officer (PFO) Certification	19

EX-32	Section 1350 Certifications	21

EX-101	Financial statements from the Quarterly Report on Form 10-Q of The Gorman-Rupp Company for the quarter ended March 31, 2014, formatted in eXtensible Business Reporting Language (XBRL)

PART I. FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS (UNAUDITED)

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2014	2013
Net sales	$110,064	$92,457
Cost of products sold	82,510	71,233

Gross profit	27,554	21,224
Selling, general and administrative expenses	12,861	12,967

Operating income	14,693	8,257
Other income	173	119
Other expense	(34)	(149)

Income before income taxes	14,832	8,227
Income taxes	4,878	2,409

Net income	$9,954	$5,818

Earnings per share	$0.38	$0.22
Cash dividends paid per share	$0.09	$0.08
Average shares outstanding	26,253,043	26,246,116

See notes to condensed consolidated financial statements.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(Thousands of dollars)	2014	2013
Net income	$9,954	$5,818
Cumulative translation adjustments	(356)	(833)
Pension and postretirement medical liability adjustments, net of tax	174	1,209

Other comprehensive (loss) income	(182)	376

Total comprehensive income	$9,772	$6,194

See notes to condensed consolidated financial statements.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Thousands of dollars)	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$21,750	$31,123
Short-term investments	254	253
Accounts receivable - net	71,902	59,374
Inventories - net	88,933	89,946
Deferred income taxes and other current assets	8,370	8,593

Total current assets	191,209	189,289
Property, plant and equipment	255,463	253,758
Less accumulated depreciation	125,815	122,569

Property, plant and equipment - net	129,648	131,189
Other assets	5,749	3,657
Goodwill and other intangible assets - net	31,199	31,503

Total assets	$357,805	$355,638

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$16,961	$17,882
Short-term debt	5,163	9,000
Payroll and related liabilities	9,916	11,020
Commissions payable	6,184	6,081
Deferred revenue	6,591	7,190
Accrued expenses	10,867	9,587

Total current liabilities	55,682	60,760
Postretirement benefits	18,563	18,393
Deferred and other income taxes	12,339	12,345

Total liabilities	86,584	91,498
Shareholders’ equity
Common shares, without par value:
Authorized - 35,000,000 shares
Outstanding - 26,253,043 shares in 2014 and in 2013 (after deducting treasury shares of 795,753 in 2014 and in 2013) at stated capital amount	5,131	5,131
Additional paid-in capital	2,822	2,822
Retained earnings	271,911	264,648
Accumulated other comprehensive loss	(8,643)	(8,461)

Total shareholders’ equity	271,221	264,140

Total liabilities and shareholders’ equity	$357,805	$355,638

See notes to condensed consolidated financial statements.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
(Thousands of dollars)	2014	2013
Cash flows from operating activities:
Net income	$9,954	$5,818
Adjustments to reconcile net income attributable to net cash (used) provided by operating activities:
Depreciation and amortization	3,462	3,428
Pension expense, including 2013 non-cash settlement loss	697	2,284
Contributions to pension plan	(1,200)	(1,800)
Changes in operating assets and liabilities:
Accounts receivable	(12,528)	(4,276)
Inventories	1,014	(1,414)
Accounts payable	(920)	682
Commissions payable	103	651
Other	(1,944)	(1,703)

Net cash (used) provided by operating activities	(1,362)	3,670
Cash flows from investing activities:
Capital additions	(1,591)	(2,349)
Change in short-term investments	(1)	4

Net cash used for investing activities	(1,592)	(2,345)
Cash flows from financing activities:
Cash dividends	(2,692)	(2,100)
Payments to bank for borrowings	(3,837)	(3,000)

Net cash used for financing activities	(6,529)	(5,100)
Effect of exchange rate changes on cash	110	120

Net decrease in cash and cash equivalents	(9,373)	(3,655)
Cash and cash equivalents:
Beginning of year	31,123	20,119

March 31,	$21,750	$16,464

See notes to condensed consolidated financial statements.

PART I

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements include the accounts of The Gorman-Rupp Company (the “Company” or “Gorman-Rupp”) and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of results that may be expected for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, from which related information herein has been derived.

NOTE B - INVENTORIES

Inventories are stated at the lower of cost or market. The costs for approximately 74% of inventories at March 31, 2014 and 76% of inventories at December 31, 2013 are determined using the last-in, first-out (LIFO) method, with the remainder determined using the first-in, first-out (FIFO) method applied on a consistent basis. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management’s estimate of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation.

The major components of inventories are as follows (net of LIFO reserves of $56.4 million and $55.3 million at March 31, 2014 and December 31, 2013, respectively):

(Thousands of dollars)	March 31, 2014	December 31, 2013
Raw materials and in-process	$22,769	$26,877
Finished parts	39,995	46,491
Finished products	26,169	16,578

Total inventories	$88,933	$89,946

NOTE C - PRODUCT WARRANTIES

A liability is established for estimated future warranty and service claims based on historical claims experience and specific product failures. The Company expenses warranty costs directly to cost of products sold. Changes in the Company’s product warranty liability are:

(Thousands of dollars)	March 31,
	2014	2013
Balance at beginning of year	$1,170	$1,133
Provision	488	354
Claims	(486)	(324)

Balance at end of period	$1,172	$1,163

PART I – CONTINUED

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

NOTE D - PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors a defined benefit pension plan (“Plan”) covering certain domestic employees. Benefits are based on each covered employee’s years of service and compensation. The Plan is funded in conformity with the funding requirements of applicable U.S. regulations. The Plan was closed to new participants effective January 1, 2008. Employees hired after this date, in eligible locations, participate in an enhanced 401(k) plan instead of the defined benefit pension plan. Employees hired prior to this date continue to accrue benefits.

Additionally, the Company sponsors defined contribution pension plans made available to all domestic and Canadian employees.

The Company also sponsors a non-contributory defined benefit health care plan that provides health benefits to certain domestic and Canadian retirees and their spouses. The Company funds the cost of these benefits as incurred.

The following tables present the components of net periodic benefit cost:

	Pension Benefits		Postretirement Benefits
(Thousands of dollars)	Three Months Ended March 31,		Three Months Ended March 31,
	2014	2013	2014	2013
Service cost	$726	$849	$227	$288
Interest cost	720	666	212	182
Expected return on plan assets	(1,208)	(1,293)	—	—
Recognized actuarial loss (gain)	458	612	(197)	(181)
Settlement loss	—	1,386	—	—

Net periodic benefit cost	$696	$2,220	$242	$289

PART I – CONTINUED

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

NOTE E – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes reclassifications out of accumulated other comprehensive income (loss):

(Thousands of dollars)	Three Months Ended March 31,
	2014	2013
Pension and other postretirement benefits:
Recognized actuarial loss (a)	$261	$431
Settlement loss (b)	—	916
Settlement loss (c)	—	470

Total before income tax	$261	$1,817
Income tax	(87)	(608)

Net of income tax	$174	$1,209

(a)	The recognized actuarial loss is included in the computation of net periodic benefit cost. See Note D for additional details.
(b)	This portion of the settlement loss is included in Cost of products sold on the Statements of Income.
(c)	This portion of the settlement loss in included in Selling, general & administrative expenses on the Statements of Income.

The following tables summarize changes in accumulated balances for each component of other comprehensive income (loss):

(Thousands of dollars)	Currency Translation Adjustments	Pension and Other Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2014	$(1,062)	$(7,399)	$(8,461)
Current period credit (charge)	(356)	261	(95)
Income tax expense	—	(87)	(87)

Balance at March 31, 2014	$(1,418)	$(7,225)	$(8,643)

(Thousands of dollars)	Currency Translation Adjustments	Pension and Other Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2013	$319	$(16,601)	$(16,282)
Current period credit (charge)	(833)	1,817	984
Income tax expense	—	(608)	(608)

Balance at March 31, 2013	$(514)	$(15,392)	$(15,906)

PART I – CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview and Outlook

Net sales during the first quarter of 2014 increased 19.0% to a record $110.1 million compared to $92.5 million during the same period in 2013. Domestic sales increased 28.0% or $15.7 million and international sales increased 5.3% or $1.9 million. Sales in our water end markets increased $12.0 million and sales in non-water end markets increased $5.6 million during the first quarter.

The increase in water end market sales was due about equally to increases in shipments of $4.1 million in the construction market principally for pumps for rental businesses and for oil and gas drilling and fracking within North America, $4.1 million in the fire market due to increased domestic commercial construction spending, and $4.3 million in the municipal market driven by large volume pumps related to wastewater and water supply. Sales increased $4.8 million in the non-water markets primarily due to increased shipments for the OEM market related to power generation equipment and pumps for military applications.

Gross profit was a record $27.6 million for the first quarter of 2014, resulting in gross margin of 25.0% compared to 23.0% in the same period in 2013. The increase in gross margin was principally due to increased sales and sales mix changes during the quarter. Operating income was $14.7 million, resulting in operating margin of 13.3% in the first quarter of 2014 compared to 8.9% in the same period in 2013. The gross margin and operating margin for the first quarter of 2013 were reduced by 90 and 150 basis points, respectively, due to a non-cash pension settlement charge which did not recur in the first quarter of 2014.

Net income was $10.0 million during the first quarter of 2014 compared to $5.8 million in the first quarter of 2013 and earnings per share were $0.38 and $0.22 for the respective periods. Earnings per share for the first quarter of 2013 were reduced by $0.04 due to the pension settlement charge noted above.

The Company’s backlog of orders was $171.7 million at March 31, 2014 compared to $182.2 million at December 31, 2013. Incoming orders grew 19% during the current quarter compared to the previous quarter primarily reflecting increased activity across our water end markets. The $10.5 million decrease in backlog is principally due to record shipments during the current quarter. Approximately $56.1 million of the PCCP project to supply major flood control pumps to a member of a joint venture construction group for a significant New Orleans flood control project remain in the March 31, 2014 backlog total. The pumps for this project are expected to be shipped primarily in the second half of 2014 and first half of 2015.

Cash and short-term investments totaled $22.0 million and short-term bank debt was $5.2 million at March 31, 2014. Working capital rose 5.4% from December 31, 2013 to a record $135.5 million at March 31, 2014 principally due to increased first quarter 2014 net sales. Net capital expenditures for 2014, consisting principally of machinery and equipment and building improvements, are estimated to be in the range of $12 to $14 million and are expected to be financed through internally generated funds.

PART I – CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

At its April 24, 2014 meeting, the Board of Directors of the Company declared a quarterly cash dividend of $0.09 per share on the common stock of the Company, payable June 10, 2014, to shareholders of record May 15, 2014. This marks the 257th consecutive dividend paid by The Gorman-Rupp Company.

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

First Quarter 2014 Compared to First Quarter 2013

Net Sales

(Thousands of dollars)	Three Months Ended March 31,		$ Change	% Change
	2014	2013
Net sales	$110,064	$92,457	$17,607	19.0%

Sales increased $12.0 million in our water end markets due to increased construction market demand of $4.1 million principally for pumps for rental businesses and for oil and gas drilling and fracking within North America. In addition, sales increased in the fire market of $4.1 million due to commercial construction spending and in the municipal market of $4.3 million driven by large volume pumps related to wastewater and water supply.

Sales increased $4.8 million in the non-water markets primarily due to increased shipments for the OEM market related to power generation equipment and pumps for military applications.

Cost of Products Sold and Gross Profit

(Thousands of dollars)	Three Months Ended March 31,		$ Change	% Change
	2014	2013
Cost of products sold	$82,510	$71,233	$11,277	15.8%
% of Net sales	75.0%	77.0%
Gross margin	25.0%	23.0%

The increase in gross margin was principally due to increased sales and sales mix changes during the quarter. The gross margin for the first quarter of 2013 was reduced by 90 basis points due to a pension settlement charge which did not recur in the first quarter of 2014.

PART I - CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Selling, General and Administrative Expenses (SG&A)

(Thousands of dollars)	Three Months Ended March 31,		$ Change	% Change
	2014	2013
Selling, general and administrative expenses (SG&A)	$12,861	$12,967	$(106)	0.8%
% of Net sales	11.7%	14.0%

The decrease in SG&A expenses as a percent of net sales is principally due to increased sales during the quarter. SG&A expenses for the first quarter of 2013 as a percent of net sales included 60 basis points due to a pension settlement charge which did not recur in the first quarter of 2014 and costs related to two acquisitions made in the fourth quarter of 2012.

Net Income

(Thousands of dollars)	Three Months Ended March 31,		$ Change	% Change
	2014	2013
Income before income taxes	$14,832	$8,227	$6,605	80.3%
% of Net sales	13.5%	8.9%

Income taxes	$4,878	$2,409	$2,469	102.5%
Effective tax rate	32.9%	29.3%

Net income	$9,954	$5,818	$4,136	71.1%
% of Net sales	9.0%	6.3%

Earnings per share	$0.38	$0.22	$0.16	72.7%

The increase in net income was primarily due to increased sales during the current quarter of $17.6 million, and a pension settlement charge, net of income taxes, of $922,000 in the first quarter of 2013 which did not recur in the first quarter of 2014. The difference in the effective tax rate between the two periods is primarily due to the federal research and development tax credit which was reinstated and extended in January 2013 from January 1, 2012 to December 31, 2013, and was not permitted to be recorded in 2012 under applicable accounting rules based on the date of the reinstatement’s enactment.

Liquidity and Capital Resources

(Thousands of dollars)	Three Months Ended March 31,
	2014	2013
Net cash (used by) provided by operating activities	$(1,362)	$3,670
Net cash used for investing activities	(1,592)	(2,345)
Net cash used for financing activities	(6,529)	(5,100)

PART I - CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Cash and cash equivalents and short-term investments totaled $22.0 million, and there was $5.2 million in outstanding bank debt at March 31, 2014. In addition, the Company had $26.1 million available in bank lines of credit after deducting $3.9 million in outstanding letters of credit primarily related to customer orders. The Company was in compliance with its nominal restrictive covenants, including limits on additional borrowings and maintenance of certain operating and financial ratios, at March 31, 2014.

Working capital increased 5.4% from December 31, 2013 to a record $135.5 million at March 31, 2014 principally due to record first quarter 2014 net sales and debt reduction during the quarter.

The primary driver of operating cash flows during the first quarter of 2014 was increased accounts receivable due to record sales during the period. During this same period in 2013 operating cash flows were primarily driven by a reduction in the use of cash required to fund inventory and decreased accounts receivable.

During the first quarter of 2014, investing activities of $1.6 million primarily consisted of capital expenditures for machinery and equipment. Net capital expenditures for 2014, consisting principally of machinery and equipment and building improvements, are estimated to be in the range of $12 to $14 million and are expected to be principally financed through internally generated funds. During the first quarter of 2013, investing activities of $2.3 million consisted primarily of capital expenditures for machinery and equipment.

Net cash used for financing activities for the first quarter of 2014 consisted of dividend payments of $2.7 million and re-payment of $3.8 million in short-term debt. The ratio of current assets to current liabilities was 3.4 to 1 at March 31, 2014 and 3.1 to 1 at December 31, 2013.

On April 24, 2014, the Board of Directors of the Company declared a quarterly cash dividend of $0.09 per share on the common stock of the Company, payable June 10, 2014, to shareholders of record May 15, 2014. This marks the 257th consecutive dividend paid by The Gorman-Rupp Company.

The Company currently expects to continue its distinguished history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.

Critical Accounting Policies

Our critical accounting policies are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our Consolidated Financial Statements for the year ended December 31, 2013 contained in our Fiscal 2013 Annual Report on Form 10-K. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the notes to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

PART I - CONTINUED

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

Such factors include, but are not limited to: (1) continuation of the current and projected future business environment, including interest rates and capital and consumer spending; (2) competitive factors and competitor responses to Gorman-Rupp initiatives; (3) successful development and market introductions of anticipated new products; (4) stability of government laws and regulations, including taxes; (5) stable governments and business conditions in emerging economies; (6) successful penetration of emerging economies; (7) unforeseen delays or disruptions in the New Orleans flood control project; and (8) continuation of the favorable environment to make acquisitions, domestic and foreign, including regulatory requirements and market values of candidates. Except to the extent required by law, we do not undertake and specifically decline any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s foreign operations do not involve material risks due to their relative size, both individually and collectively. Approximately 90% of the Company’s sales are domiciled within or originated from the United States. The Company is not exposed to material market risks as a result of its diversified export sales. Export sales generally are denominated in U.S. Dollars and made on open account or under letters of credit.

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

PART I - CONTINUED

ITEM 4.	CONTROLS AND PROCEDURES – CONTINUED

An evaluation was carried out under the supervision and with the participation of the Company’s Management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2014, the Company implemented the enterprise performance management system of Tagetik at all of our locations, including Corporate. The Company believes that effective internal control over financial reporting was maintained during and after this conversion. There have been no other changes in the Company’s disclosure controls and procedures that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Subsequent to the date of the evaluation, there have been no significant changes in the Company’s disclosure controls and procedures that could significantly affect the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no material changes from the legal proceedings previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

ITEM 1A.	RISK FACTORS

There are no material changes from the risk factors previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

ITEM 6.	EXHIBITS

Exhibit 31.1	Certification of Jeffrey S. Gorman, Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Wayne L. Knabel, Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

Exhibit 101	Financial statements from the Quarterly Report on Form 10-Q of The Gorman-Rupp Company for the quarter ended March 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

The Gorman-Rupp Company
(Registrant)

Date: April 30, 2014

	By:	/s/ Wayne L. Knabel
Wayne L. Knabel
Chief Financial Officer