Form 10-Q
period 2014-06-30
GORMAN RUPP CO
filed 2014-07-30
CIK 42682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

There were 26,260,543 shares of common stock, without par value, outstanding at July 25, 2014.

*********************

Page 1 of 27 Pages

The Gorman-Rupp Company and Subsidiaries

Three and Six Months Ended June 30, 2014 and 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	3

	Condensed Consolidated Statements of Income -Three Months Ended June 30, 2014 and 2013 -Six Months Ended June 30, 2014 and 2013	3

	Condensed Consolidated Statements of Comprehensive Income -Three Months Ended June 30, 2014 and 2013 -Six Months Ended June 30, 2014 and 2013	4

	Condensed Consolidated Balance Sheets -June 30, 2014 and December 31, 2013	5

	Condensed Consolidated Statements of Cash Flows -Six Months Ended June 30, 2014 and 2013	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 6.	Exhibits	19

EX-31.1	Section 302 Principal Executive Officer (PEO) Certification	23

EX-31.2	Section 302 Principal Financial Officer (PFO) Certification	25

EX-32	Section 1350 Certifications	27

EX-101	Financial statements from the Quarterly Report on Form 10-Q of The Gorman-Rupp Company for the quarter ended June 30, 2014, formatted in eXtensible Business Reporting Language (XBRL)

PART I. FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS (UNAUDITED)

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2014	2013	2014	2013
Net sales	$109,728	$106,415	$219,792	$198,872
Cost of products sold	82,824	79,934	165,334	151,167

Gross profit	26,904	26,481	54,458	47,705
Selling, general and administrative expenses	13,483	12,964	26,344	25,931

Operating income	13,421	13,517	28,114	21,774
Other income	184	153	357	272
Other expense	(377)	(174)	(411)	(323)

Income before income taxes	13,228	13,496	28,060	21,723
Income taxes	4,368	4,328	9,246	6,737

Net income	$8,860	$9,168	$18,814	$14,986

Earnings per share	$0.34	$0.35	$0.72	$0.57
Cash dividends paid per share	$0.09	$0.08	$0.18	$0.16
Average shares outstanding	26,253,043	26,245,543	26,253,043	26,245,543

Share amounts have been restated to reflect the 5-for-4 stock split effective December 10, 2013.

See notes to condensed consolidated financial statements.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Net income	$8,860	$9,168	$18,814	$14,986
Cumulative translation adjustments	207	(726)	(149)	(1,559)
Pension and postretirement medical liability adjustments, net of tax	37	1,369	211	2,578

Other comprehensive income	244	643	62	1,019

Total comprehensive income	$9,104	$9,811	$18,876	$16,005

See notes to condensed consolidated financial statements.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$29,446	$31,123
Short-term investments	255	253
Accounts receivable - net	75,864	59,374
Inventories - net	88,376	89,946
Deferred income taxes and other current assets	11,317	8,593

Total current assets	205,258	189,289
Property, plant and equipment	261,923	253,758
Less accumulated depreciation	129,113	122,569

Property, plant and equipment - net	132,810	131,189
Other assets	6,396	3,657
Goodwill and other intangible assets - net	41,170	31,503

Total assets	$385,634	$355,638

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$20,252	$17,882
Short-term debt	22,667	9,000
Payroll and related liabilities	12,029	11,020
Commissions payable	6,709	6,081
Deferred revenue	5,366	7,190
Accrued expenses	9,001	9,587

Total current liabilities	76,024	60,760
Postretirement benefits	18,988	18,393
Deferred and other income taxes	12,331	12,345

Total liabilities	107,343	91,498
Shareholders’ equity
Common shares, without par value:
Authorized - 35,000,000 shares
Outstanding - 26,253,043 shares in 2014 and in 2013 (after deducting treasury shares of 795,753 in 2014 and in 2013) at stated capital amount	5,131	5,131
Additional paid-in capital	2,822	2,822
Retained earnings	278,737	264,648
Accumulated other comprehensive loss	(8,399)	(8,461)

Total shareholders’ equity	278,291	264,140

Total liabilities and shareholders’ equity	$385,634	$355,638

See notes to condensed consolidated financial statements.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Dollars in thousands)	2014	2013
Cash flows from operating activities:
Net income	$18,814	$14,986
Adjustments to reconcile net income attributable to net cash provided (used) by operating activities:
Depreciation and amortization	7,048	6,805
Pension expense, including 2013 non-cash settlement loss	1,437	4,641
Contributions to pension plan	(1,200)	(3,600)
Changes in operating assets and liabilities:
Accounts receivable	(13,660)	(11,656)
Inventories	3,396	5,222
Accounts payable	1,650	2,138
Commissions payable	628	(820)
Other	(6,128)	3,372

Net cash provided by operating activities	11,985	21,088
Cash flows from investing activities:
Capital additions	(5,586)	(3,399)
Acquisition, net of cash acquired	(16,280)	—
Change in short-term investments	(2)	3

Net cash used for investing activities	(21,868)	(3,396)
Cash flows from financing activities:
Cash dividends	(4,726)	(4,199)
Proceeds from bank borrowings	18,000	—
Payments to bank for borrowings	(4,333)	(7,000)

Net cash provided by (used for) financing activities	8,941	(11,199)
Effect of exchange rate changes on cash	(735)	239

Net (decrease) increase in cash and cash equivalents	(1,677)	6,732
Cash and cash equivalents:
Beginning of period	31,123	20,119

End of period	$29,446	$26,851

See notes to condensed consolidated financial statements.

PART I

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements include the accounts of The Gorman-Rupp Company (the “Company” or “Gorman-Rupp”) and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of results that may be expected for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, from which related information herein has been derived.

NOTE B - RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board issued ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes most current revenue recognition guidance, including industry-specific guidance, and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted. The Company is currently assessing the impact of implementing this guidance on the Company’s financial position, results of operations, and cash flows. The Company does not expect the adoption of ASU 2014-09 will have a material impact on its consolidated financial statements.

NOTE C - INVENTORIES

Inventories are stated at the lower of cost or market. The costs for approximately 72% of inventories at June 30, 2014 and 76% of inventories at December 31, 2013 are determined using the last-in, first-out (LIFO) method, with the remainder determined using the first-in, first-out (FIFO) method applied on a consistent basis. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management’s estimate of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation.

The major components of inventories are as follows (net of LIFO reserves of $57.4 million and $55.3 million at June 30, 2014 and December 31, 2013, respectively):

(Thousands of dollars)	June 30, 2014	December 31, 2013
Raw materials and in-process	$18,498	$26,877
Finished parts	42,069	46,491
Finished products	27,809	16,578

Total inventories	$88,376	$89,946

PART I – CONTINUED

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

NOTE D - PRODUCT WARRANTIES

A liability is established for estimated future warranty and service claims based on historical claims experience and specific product failures. The Company expenses warranty costs directly to cost of products sold. Changes in the Company’s product warranty liability are:

	June 30,
(Thousands of dollars)	2014	2013
Balance at beginning of year	$1,170	$1,133
Provision	811	676
Claims	(862)	(644)

Balance at end of period	$1,119	$1,165

NOTE E - PENSION AND OTHER POSTRETIREMENT BENEFITS

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

The following tables present the components of net periodic benefit cost:

	Pension Benefits		Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
(Thousands of dollars)	2014	2013	2014	2013
Service cost	$726	$811	$226	$289
Interest cost	728	697	212	181
Expected return on plan assets	(1,170)	(1,306)	—	—
Recognized actuarial loss (gain)	457	532	(380)	(180)
Settlement loss	—	1,601	—	—

Net periodic benefit cost	$741	$2,335	$58	$290

PART I – CONTINUED

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

	Pension Benefits		Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2014	2013	2014	2013
Service cost	$1,452	$1,660	$453	$577
Interest cost	1,448	1,363	424	363
Expected return on plan assets	(2,378)	(2,599)	—	—
Recognized actuarial loss (gain)	915	1,144	(577)	(361)
Settlement loss	—	2,987	—	—

Net periodic benefit cost	$1,437	$4,555	$300	$579

NOTE F – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes reclassifications out of accumulated other comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2014	2013	2014	2013
Pension and other postretirement benefits:
Recognized actuarial loss (a)	$77	$352	$338	$783
Settlement loss (b)	—	1,058	—	1,974
Settlement loss (c)	—	543	—	1,013

Total before income tax	77	1,953	338	3,770
Income tax	(40)	(584)	(127)	(1,192)

Net of income tax	$37	$1,369	$211	$2,578

(a)	The recognized actuarial loss is included in the computation of net periodic benefit cost. See Note D for additional details.
(b)	This portion of the settlement loss is included in Cost of products sold on the Statements of Income.
(c)	This portion of the settlement loss in included in Selling, general & administrative expenses on the Statements of Income.

The following tables summarize changes in accumulated balances for each component of other comprehensive income (loss):

(Thousands of dollars)	Currency Translation Adjustments	Pension and Other Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2014	$(1,062)	$(7,399)	$(8,461)
Current period credit (charge)	(149)	338	187
Income tax expense	—	(127)	(127)

Balance at June 30, 2014	$(1,211)	$(7,188)	$(8,399)

PART I – CONTINUED

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

(Thousands of dollars)	Currency Translation Adjustments	Pension and Other Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2013	$319	$(16,601)	$(16,282)
Current period credit (charge)	(1,559)	3,770	2,211
Income tax expense	—	(1,192)	(1,192)

Balance at June 30, 2013	$(1,240)	$(14,023)	$(15,263)

NOTE G – ACQUISITION

In June 2014, the Company’s wholly-owned subsidiary, National Pump Company, acquired substantially all of the assets and certain liabilities of Bayou City Pump, Inc. (“BCP”). Founded in 1973, BCP is a leading manufacturer of and service provider for highly-reliable and energy-efficient vertical turbine pumping systems primarily for the inland and coastal marine liquid petroleum and chemical transportation market. BCP has steadily expanded its product designs and service capabilities in recent years to become a significant market share provider in North American marine transportation. BCP also has developed and manufactures a specialty sludge pumping system for use in a variety of industrial applications. During 2013, BCP had approximately $16 million in revenue from sales of its products and services through its Houston, Texas headquarters and its service facility location in Baton Rouge, Louisiana. BCP’s strong customer relationships and long history will help expand sales in targeted niche markets complementary to National Pump Company’s significant and growing vertical turbine products leadership position. In addition, its Houston, Texas base will provide additional capacity and machining capabilities in combination with National Pump’s existing location acquired late in 2012, which together will assist The Gorman-Rupp Company in expanding its growing Gulf Coast operations.

The results of operations of the acquired business have been included in Gorman-Rupp’s consolidated results since the effective date of the transaction. The company financed the all-cash acquisition through a short-term unsecured bank loan of $18.0 million. Supplemental pro forma information has not been provided as the acquisition did not have a material impact on the Company’s consolidated results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview and Outlook

Net sales during the second quarter of 2014 increased 3.1% to $109.7 million compared to $106.4 million during the same period in 2013. Domestic sales increased 11.9% or $8.3 million while international sales decreased 13.5% or $5.0 million. Sales in water end markets increased 1.1% or $0.7 million and sales in non-water end markets increased 5.7% or $1.8 million during the second quarter.

PART I – CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

The second quarter increase in water end market sales was largely due to increased sales in the municipal market of $5.1 million driven by large volume pumps related to wastewater and flood control. This increase was partially offset by lower fire protection sales of $3.2 million due to timing of shipments and lower agriculture sales driven by wet weather conditions. Sales increased $1.8 million in non-water markets primarily due to increased shipments for the OEM market related to power generation equipment and pumps for residential appliances.

Net sales for the six months ended June 30, 2014 were a record $219.8 million compared to $198.9 million during the same period in 2013, an increase of 10.5%. Domestic sales increased 16.0% or $20.7 million while international sales were comparable to the same period in 2013. Sales increased $12.7 million in water end markets primarily due to higher sales in the municipal market of $9.4 million driven by large volume pumps related to wastewater, water supply and flood control. In addition, sales in the construction market increased $4.6 million principally for pumps for rental businesses and for oil and gas drilling and fracking within North America. These increases were reduced by lower agriculture sales of $2.1 million in large part driven by wet weather conditions. Sales increased $6.6 million in non-water markets primarily due to increased shipments for the OEM market related to power generation equipment and pumps for military applications and residential appliances.

Gross profit was $26.9 million for the second quarter of 2014, resulting in gross margin of 24.5% compared to 24.9% in the same period in 2013. The decrease in gross margin was principally due to increased cost of material primarily from the purchase of completed components for our previously disclosed Permanent Canal Closure and Pumps (“PCCP”) project driven by timing and capacity constraints, and freight costs due mostly to PCCP flood control project specialized shipments. These costs and some additional temporary labor totaled 160 basis points. Operating income was $13.4 million, resulting in operating margin of 12.2% in the second quarter of 2014 compared to 12.7% in the same period in 2013. The gross margin and operating margin for the second quarter of 2013 were reduced by 100 and 150 basis points, respectively, due to a non-cash pension settlement charge which did not recur in the second quarter of 2014.

Net income was $8.9 million during the second quarter of 2014 compared to $9.2 million in the second quarter of 2013 and earnings per share were $0.34 and $0.35 for the respective periods. Earnings per share for the second quarter of 2013 included a reduction of $0.04 due to a non-cash pension settlement charge which did not recur in the second quarter of 2014.

Gross profit was a record $54.5 million in the first six months of 2014 resulting in gross margin of 24.8% compared to 24.0% in 2013. Operating income also was a record $28.1 million resulting in operating margin of 12.8% in the first six months of 2014 compared to 10.9% in 2013. The gross margin and operating margin for the first six months of 2013 were reduced by 100 and 160 basis points, respectively, due to a non-cash pension settlement charge which did not recur in the second quarter of 2014.

Net income for the first six months of 2014 was a record $18.8 million compared to $15.0 million in 2013 and earnings per share were $0.72 and $0.57 for the respective periods. Earnings per share for the first six months of 2013 included a reduction of $0.07 due to a non-cash pension settlement charge which did not recur in the first six months of 2014.

PART I – CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

The Company’s backlog of orders was $173.8 million at June 30, 2014 compared to $182.2 million at December 31, 2013. Incoming orders grew 12.6% during the current quarter compared to the previous quarter reflecting increased activity across both our water and non-water end markets. The $8.4 million decrease in backlog is principally due to record shipments during the first six months of 2014. Approximately $53.5 million of the PCCP project to supply major flood control pumps to a member of a joint venture construction group for a significant New Orleans flood control project remain in the June 30, 2014 backlog total. The pumps for this project are expected to be shipped primarily in the second half of 2014 and first half of 2015.

Cash and short-term investments totaled $29.7 million and short-term bank debt was $22.7 million at June 30, 2014. During the second quarter of 2014, $18.0 million was borrowed to fund the acquisition of the assets of Bayou City Pump Company. Working capital rose $0.7 million from December 31, 2013 to $129.2 million at June 30, 2014. Net capital expenditures for 2014, consisting principally of machinery and equipment and building improvements, are estimated to be in the range of $12 to $14 million and are expected to be financed through internally generated funds.

At its July 24, 2014 meeting, the Board of Directors of the Company declared a quarterly cash dividend of $0.09 per share on the common stock of the Company, payable September 10, 2014, to shareholders of record August 15, 2014. This marks the 258th consecutive dividend paid by The Gorman-Rupp Company.

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

Second Quarter 2014 Compared to Second Quarter 2013

Net Sales

(Thousands of dollars)	Three Months Ended June 30,		$ Change	% Change
	2014	2013
Net sales	$109,728	$106,415	$3,313	3.1%

Sales increased $0.7 million in water end markets due to increased sales in the municipal market of $5.1 million driven by large volume pumps related to wastewater and flood control. This increase was reduced by lower fire protection sales of $3.2 million due to timing of shipments and lower agriculture sales driven by wet weather conditions.

Sales increased $1.8 million in non-water markets primarily due to increased shipments for the OEM market related to power generation equipment and pumps for residential appliances.

PART I – CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Cost of Products Sold and Gross Profit

(Thousands of dollars)	Three Months Ended June 30,		$ Change	% Change
	2014	2013
Cost of products sold	$82,824	$79,934	$2,890	3.6%
% of Net sales	75.5%	75.1%
Gross margin	24.5%	24.9%

The decrease in gross margin was principally due to increased cost of materials of 80 basis points primarily from the purchase of completed components for the PCCP project driven by capacity and timing constraints and increased freight cost. In addition, labor increased 70 basis points due to increased headcount. Cost of products sold for the second quarter of 2013 as a percent of net sales included 100 basis points due to a pension settlement charge which did not recur in the second quarter of 2014.

Selling, General and Administrative Expenses (SG&A)

(Thousands of dollars)	Three Months Ended June 30,		$ Change	% Change
	2014	2013
Selling, general and administrative expenses (SG&A)	$13,483	$12,964	$519	4.0%
% of Net sales	12.3%	12.2%

The increase in SG&A expenses as a percent of net sales is principally due to increases in travel and advertising of 20 basis points related to trade shows and in professional fees of 21 basis points due to legal and recruitment fees. The remaining increase in SG&A expenses as a percent of net sales is a combination of several smaller expense changes. SG&A expenses for the second quarter of 2013 as a percent of net sales included 50 basis points due to a pension settlement charge which did not recur in the second quarter of 2014.

PART I – CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Net Income

(Thousands of dollars)	Three Months Ended June 30,		$ Change	% Change
	2014	2013
Income before income taxes	$13,228	$13,496	$(268)	(2.0)%
% of Net sales	12.1%	12.7%

Income taxes	$4,368	$4,328	$40	0.9%
Effective tax rate	33.0%	32.1%

Net income	$8,860	$9,168	$(308)	(3.4)%
% of Net sales	8.1%	8.6%

Earnings per share	$0.34	$0.35	$(0.01)	(2.9)%

The decreases in net income and earnings per share were primarily due to the factors explained above, including higher cost of materials, labor and SG&A expenses. The difference in the effective tax rate between the two periods is primarily due to the federal research and development tax credit that has not been extended for 2014.

Six Months 2014 Compared to Six Months 2013

Net Sales

(Thousands of dollars)	Six Months Ended June 30,		$ Change	% Change
	2014	2013
Net sales	$219,792	$198,872	$20,920	10.5%

Sales increased $12.7 million in water end markets due to increased sales in the municipal market of $9.4 million driven by large volume pumps related to wastewater, water supply and flood control. In addition, sales in the construction market increased $4.6 million principally for pumps for rental businesses and for oil and gas drilling and fracking within North America. These increases were reduced by lower agriculture sales of $2.1 million driven in large part by wet weather conditions.

Sales increased $6.6 million in non-water markets primarily due to increased shipments for the OEM market related to power generation equipment and pumps for military applications and residential appliances.

PART I – CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Cost of Products Sold and Gross Profit

(Thousands of dollars)	Six Months Ended June 30,		$ Change	% Change
	2014	2013
Cost of products sold	$165,334	$151,167	$14,167	9.4%
% of Net sales	75.2%	76.0%
Gross margin	24.8%	24.0%

The increase in gross margin for the six month period ended June 30, 2014 was principally due to a pension settlement charge in the first six month of 2013 of 100 basis points which did not recur during the same period of 2014.

Selling, General and Administrative Expenses (SG&A)

(Thousands of dollars)	Six Months Ended June 30,		$ Change	% Change
	2014	2013
Selling, general and administrative expenses (SG&A)	$26,344	$25,931	$413	1.6%
% of Net sales	12.0%	13.0%

The decrease in SG&A expenses as a percent of net sales is principally due to a pension settlement charge in the first six months of 2013 of 50 basis points which did not recur in the first six months of 2014.

Net Income

(Thousands of dollars)	Six Months Ended June 30,		$ Change	% Change
	2014	2013
Income before income taxes	$28,060	$21,723	$6,337	29.2%
% of Net sales	12.8%	10.9%

Income taxes	$9,246	$6,737	$2,509	37.2%
Effective tax rate	33.0%	31.0%

Net income	$18,814	$14,986	$3,828	25.5%
% of Net sales	8.6%	7.5%

Earnings per share	$0.72	$0.57	$0.15	26.3%

The increases in net income and earnings per share were primarily due to increased sales during the six month period ended June 30, 2014 of $20.9 million, and a pension settlement charge, net of income taxes, of $2.0 million in the first six months of 2013 which did not recur in the first six months of 2014. The difference in the effective tax rate between the two periods is primarily due to the federal research and development tax credit that has not been extended for 2014.

PART I – CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Liquidity and Capital Resources

(Thousands of dollars)	Six Months Ended June 30,
	2014	2013
Net cash provided by operating activities	$11,985	$21,088
Net cash used for investing activities	(21,868)	(3,396)
Net cash provided by (used for) financing activities	8,941	(11,199)

Cash and cash equivalents and short-term investments totaled $29.7 million, and there was $22.7 million in outstanding bank debt at June 30, 2014. In addition, the Company had $26.1 million available in bank lines of credit after deducting $3.9 million in outstanding letters of credit primarily related to customer orders. The Company was in compliance with its nominal restrictive covenants, including limits on additional borrowings and maintenance of certain operating and financial ratios, at June 30, 2014.

Working capital increased $0.7 million from December 31, 2013 to $129.2 million at June 30, 2014 principally due to higher accounts receivable driven by record sales during the first six months of 2014.

The primary driver of operating cash flows during the first six months of 2014 was increased accounts receivable due to record sales during the period. During this same period in 2013 operating cash flows were primarily driven by a reduction in the use of cash required to fund inventory, partially offset by increased accounts receivable.

During the first six months of 2014, investing activities of $21.9 million primarily consisted of the purchase of the business of Bayou City Pump Company and capital expenditures for machinery and equipment and building improvements. Net capital expenditures for 2014, consisting principally of machinery and equipment and building improvements, are estimated to be in the range of $12 to $14 million and are expected to be principally financed through internally generated funds. During the first six months of 2013, investing activities of $3.4 million consisted primarily of capital expenditures for machinery and equipment.

Net cash used for financing activities for the first six months of 2014 consisted of dividend payments of $4.7 million and re-payment of $4.3 million in short-term debt. During the second quarter of 2014, $18.0 million was borrowed to fund the acquisition of Bayou City Pump Company. The ratio of current assets to current liabilities was 2.7 to 1 at June 30, 2014 and 3.1 to 1 at December 31, 2013.

On July 24, 2014, the Board of Directors of the Company declared a quarterly cash dividend of $0.09 per share on the common stock of the Company, payable September 10, 2014, to shareholders of record August 15, 2014. This marks the 258th consecutive dividend paid by The Gorman-Rupp Company.

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

Safe Harbor Statement

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, The Gorman-Rupp Company provides the following cautionary statement: This Form 10-Q contains various forward-looking statements based on assumptions concerning The Gorman-Rupp Company’s operations, future results and prospects. These forward-looking statements are based on current expectations about important economic, political, and technological factors, among others, and are subject to risks and uncertainties, which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.

Such factors include, but are not limited to: (1) continuation of the current and projected future business environment, including interest rates and capital and consumer spending; (2) competitive factors and competitor responses to initiatives of The Gorman-Rupp Company; (3) successful development and market introductions of anticipated new products; (4) stability of government laws and regulations, including taxes; (5) stable governments and business conditions in emerging economies; (6) successful penetration of emerging economies; (7) unforeseen delays or disruptions in the New Orleans flood control project; and (8) continuation of the favorable environment to make acquisitions, domestic and foreign, including regulatory requirements and market values of candidates and our ability to successfully integrate and realize the anticipated benefits of completed acquisitions. Except to the extent required by law, we do not undertake and specifically decline any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.

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

An evaluation was carried out under the supervision and with the participation of the Company’s Management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014.

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

ITEM 6.	EXHIBITS

Exhibit 10.1	Amended and Restated Non-Employee Directors’ Compensation Plan

Exhibit 31.1	Certification of Jeffrey S. Gorman, Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Wayne L. Knabel, Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

Exhibit 101	Financial statements from the Quarterly Report on Form 10-Q of The Gorman-Rupp Company for the quarter ended June 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Gorman-Rupp Company
(Registrant)

Date: July 30, 2014

	By:	/s/ Wayne L. Knabel
Wayne L. Knabel
Chief Financial Officer