Form 10-Q
period 2014-09-30
GORMAN RUPP CO
filed 2014-10-29
CIK 42682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

There were 26,260,543 shares of common stock, without par value, outstanding at October 15, 2014.

*******************

Page 1 of 22 pages

The Gorman-Rupp Company and Subsidiaries

Three and Nine Months Ended September 30, 2014 and 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	3

	Condensed Consolidated Statements of Income -Three months ended September 30, 2014 and 2013 -Nine months ended September 30, 2014 and 2013	3

	Condensed Consolidated Statements of Comprehensive Income -Three months ended September 30, 2014 and 2013 -Nine months ended September 30, 2014 and 2013	4

	Condensed Consolidated Balance Sheets -September 30, 2014 and December 31, 2013	5

	Condensed Consolidated Statements of Cash Flows -Nine months ended September 30, 2014 and 2013	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4.	Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 6.	Exhibits	19

EX-31.1	Section 302 Principal Executive Officer (PEO) Certification	20

EX-31.2	Section 302 Principal Financial Officer (PFO) Certification	21

EX-32	Section 1350 Certifications	22

EX-101	Financial statements from the Quarterly Report on Form 10-Q of The Gorman-Rupp Company for the quarter ended September 30, 2014, formatted in eXtensible Business Reporting Language (XBRL)

PART I. FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS (UNAUDITED)

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2014	2013	2014	2013
Net sales	$110,159	$101,186	$329,951	$300,058
Cost of products sold	82,093	76,701	247,427	227,868

Gross profit	28,066	24,485	82,524	72,190
Selling, general and administrative expenses	14,046	12,448	40,390	38,379

Operating income	14,020	12,037	42,134	33,811
Other income	261	135	605	407
Other expense	—	(205)	(398)	(528)

Income before income taxes	14,281	11,967	42,341	33,690
Income taxes	4,842	4,021	14,088	10,758

Net income	$9,439	$7,946	$28,253	$22,932

Earnings per share	$0.36	$0.30	$1.08	$0.87
Cash dividends per share	$0.09	$0.08	$0.27	$0.24
Average shares outstanding	26,260,543	26,253,616	26,255,570	26,248,644

Share amounts have been restated to reflect the 5-for-4 stock split effective December 10, 2013.

See notes to condensed consolidated financial statements.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Net income	$9,439	$7,946	$28,253	$22,932
Cumulative translation adjustments	(1,939)	680	(2,089)	(879)
Pension and postretirement medical liability adjustments, net of tax	15	455	227	3,033

Other comprehensive (loss) income	(1,924)	1,135	(1,862)	2,154

Total comprehensive income	$7,515	$9,081	$26,391	$25,086

See notes to condensed consolidated financial statements.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)	September 30, 2014	December 31, 2013
Assets
Current Assets
Cash and cash equivalents	$33,196	$31,376
Accounts receivable - net	70,502	59,374
Inventories	92,291	89,946
Deferred income taxes and other current assets	10,245	8,593

Total Current Assets	206,234	189,289
Property, plant and equipment	263,508	253,758
Less accumulated depreciation	(131,910)	(122,569)

Property, plant and equipment - net	131,598	131,189
Other assets	8,248	3,657
Goodwill and other intangible assets - net	41,082	31,503

Total assets	$387,162	$355,638

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$19,896	$17,882
Short-term debt	17,167	9,000
Payroll and related liabilities	14,856	11,020
Commissions payable	7,120	6,081
Deferred revenue	4,016	7,190
Accrued expenses	8,824	9,587

Total current liabilities	71,879	60,760
Postretirement benefits	19,260	18,393
Deferred and other income taxes	12,314	12,345

Total liabilities	103,453	91,498
Shareholders’ equity
Common shares without per value
Authorized: 35,000,000 shares
Outstanding: 26,260,543 shares in 2014 and 26,253,043 in 2013 (after deducting treasury shares of 788,253 in 2014 and 795,753 in 2013) at stated capital amounts	5,133	5,131
Additional paid-in capital	3,060	2,822
Retained earnings	285,839	264,648
Accumulated other comprehensive loss	(10,323)	(8,461)

Total shareholders’ equity	283,709	264,140

Total liabilities and shareholders’ equity	$387,162	$355,638

See notes to condensed consolidated financial statements.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013
Cash flows from operating activities:
Net income	$28,253	$22,932
Adjustments to reconcile net income attributable to net cash provided (used) by operating activities:
Depreciation and amortization	10,751	10,183
Pension expense, including 2013 non-cash settlement loss	2,145	5,914
Contributions to pension plan	(2,500)	(4,200)
Changes in operating assets and liabilities:
Accounts receivable	(8,297)	(5,779)
Inventories	(519)	8,764
Accounts payable	1,294	(343)
Commissions payable	1,039	(1,160)
Deferred revenue	(3,174)	6,422
Accrued expenses	2,673	2,561
Benefit obligations and other	(6,841)	(7,578)

Net cash provided by operating activities	24,824	37,716
Cash flows from investing activities:
Capital additions	(7,680)	(5,122)
Acquisition, net of cash acquired	(16,280)	—

Net cash used for investing activities	(23,960)	(5,122)
Cash flows from financing activities:
Cash dividends	(7,089)	(6,300)
Proceeds from bank borrowings	18,000	—
Payments to bank for borrowings	(9,833)	(13,000)

Net cash provided by (used for) financing activities	1,078	(19,300)
Effect of exchange rate changes on cash	(125)	150

Net increase in cash and cash equivalents	1,817	13,444
Cash and cash equivalents:
Beginning of period	31,123	20,119

End of period	$32,940	$33,563

See notes to condensed consolidated financial statements.

PART I

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements include the accounts of The Gorman-Rupp Company (the “Company” or “Gorman-Rupp”) and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of results that may be expected for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, from which related information herein has been derived.

NOTE B - RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board issued ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes most current revenue recognition guidance, including industry-specific guidance, and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted. The Company currently does not expect the adoption of ASU 2014-09 to have a material impact on its consolidated financial statements.

NOTE C - INVENTORIES

Inventories are stated at the lower of cost or market. The costs for approximately 75% of inventories at September 30, 2014 and 76% of inventories at December 31, 2013 are determined using the last-in, first-out (LIFO) method, with the remainder determined using the first-in, first-out (FIFO) method applied on a consistent basis. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management’s estimate of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation.

The major components of inventories are as follows (net of LIFO reserves of $ 57.4 million and $ 55.3 million at September 30, 2014 and December 31, 2013, respectively):

(Dollars in thousands)	September 30, 2014	December 31, 2013
Raw materials and in-process	$19,532	$26,877
Finished parts	41,408	46,491
Finished products	31,351	16,578

Total inventories	$92,291	$89,946

PART I – CONTINUED

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

NOTE D - PRODUCT WARRANTIES

A liability is established for estimated future warranty and service claims based on historical claims experience and specific product failures. The Company expenses warranty costs directly to cost of products sold. Changes in the Company’s product warranty liability are:

	September 30,
(Dollars in thousands)	2014	2013
Balance at beginning of year	$1,170	$1,133
Provision	1,161	1,023
Claims	(1,214)	(995)

Balance at end of period	$1,117	$1,161

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

The following tables present the components of net periodic benefit cost:

	Pension Benefits		Post Retirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Service cost	$726	$748	$227	$288
Interest cost	723	734	212	182
Expected return on plan assets	(1,188)	(1,229)	—	—
Recognized actuarial loss (gain)	333	478	(311)	(181)
Settlement loss	—	490	—	—

Net periodic benefic cost	$594	$1,221	$128	$289

PART I – CONTINUED

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

NOTE E - PENSION AND OTHER POSTRETIREMENT BENEFITS – CONTINUED

	Pension Benefits		Post Retirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Service cost	$2,178	$2,408	$680	$865
Interest cost	2,171	2,097	636	545
Expected return on plan assets	(3,566)	(3,828)	—	—
Recognized actuarial loss (gain)	1,248	1,622	(888)	(542)
Settlement loss	—	3,477	—	—

Net periodic benefic cost	$2,031	$5,776	$428	$868

NOTE F – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes reclassifications out of accumulated other comprehensive income (loss):

	Three Months Ended September 30,		Nine Month Endeds September 30,
(Dollars in thousands)	2014	2013	2014	2013
Pension and other postretirement benefit:
Recognized actuarial loss (gain) (a)	$22	$297	$360	$1,080
Settlement loss (b)	—	324	—	2,298
Settlement loss (c)	—	166	—	1,179

Total before income tax	22	787	360	4,557
Income tax	(7)	(332)	(133)	(1,524)

Net of income tax	$15	$455	$227	$3,033

(a)	The recognized actuarial loss is included in the computation of net periodic benefit cost. See Note E for additional details.
(b)	This portion of the settlement loss is included in Cost of products sold in the Statements of Income.
(c)	This portion of the settlement loss in included in Selling, general & administrative expenses in the Statements of Income.

PART I – CONTINUED

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

NOTE F – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) – CONTINUED

The following tables summarize changes in accumulated balances for each component of other comprehensive income (loss):

(Dollars in thousands)	Currency Translation Adjustments	Pension and Other Postretirement Benefits	Accumulated Other Comprehensive Income (loss)
Balance at January 1, 2014	$(1,062)	$(7,399)	$(8,461)
Current period credit (charge)	(2,089)	360	(1,729)
Income tax expense	—	(133)	(133)

Balance at September 30, 2014	$(3,151)	$(7,172)	$(10,323)

(Dollars in thousands)	Currency Translation Adjustments	Pension and Other Postretirement Benefits	Accumulated Other Comprehensive Income (loss)
Balance at January 1, 2013	$319	$(16,601)	$(16,282)
Current period credit (charge)	(879)	4,557	3,678
Income tax expense	—	(1,524)	(1,524)

Balance at September 30, 2013	$(560)	$(13,568)	$(14,128)

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

Executive Overview and Outlook

Net sales during the third quarter of 2014 increased 8.9% to a record $110.2 million compared to $101.2 million during the same period in 2013. Domestic sales increased 13.5% or $9.3 million while international sales were comparable to the third quarter of 2013. Sales in water end markets increased 9.1% or $6.3 million and sales in non-water end markets increased 8.3% or $2.7 million during the quarter.

The third quarter increase in water end market sales was largely due to additional sales in the municipal market of $7.8 million driven primarily by large volume pumps related to wastewater and flood control. This increase was partially offset by lower agriculture sales of $1.4 million driven by ongoing wet weather conditions in several locations domestically. Increased sales in non-water markets during the third quarter of 2014 were primarily due to added shipments for the industrial market of $5.8 million related to fracking and the contribution from the recent acquisition of Bayou City Pump Company. This increase was offset by lower sales in the OEM market of $3.2 million related to power generation equipment.

Net sales for the nine months ended September 30, 2014 were a record $330.0 million compared to $300.1 million during the same period in 2013, an increase of 10.0%. Domestic sales increased 15.2% or $30.0 million while international sales were comparable to the same period in 2013. Sales increased $20.6 million in water end markets primarily due to additional sales in the municipal market of $17.2 million driven by large volume pumps related to wastewater and water supply. Also, sales in the construction market increased $4.7 million principally for pumps for rental businesses and for oil and gas drilling support within North America. These increases were offset by lower agriculture market sales of $3.4 million driven by wet weather conditions noted previously. Sales increased $9.3 million for the nine months ended September 30, 2014 in non-water markets primarily due to additional shipments of $6.2 million for the industrial market related to fracking and the recent acquisition of Bayou City Pump Company, and $3.6 million in the OEM market.

Gross profit was a record $28.1 million for the third quarter of 2014, resulting in gross margin of 25.5% compared to 24.2% for the same period in 2013. The increase in gross margin was principally due to product mix. Operating income was $14.0 million, resulting in operating margin of 12.7% for the third quarter of 2014 compared to 11.9% for the same period in 2013. The gross margin and operating margin for the third quarter of 2013 were reduced by 30 and 50 basis points, respectively, due to a non-cash pension settlement charge which did not recur in the third quarter of 2014.

Net income was $9.4 million during the third quarter of 2014 compared to $7.9 million in the third quarter of 2013 and earnings per share were $0.36 and $0.30 for the respective periods. Earnings per share for the third quarter of 2013 included a reduction of $0.03 due to a non-cash pension settlement charge which did not recur in the third quarter of 2014.

Gross profit was a record $82.5 million in the first nine months of 2014 resulting in gross margin of 25.0% compared to 24.1% for the same period in 2013. Operating income also was a record $42.1 million resulting in operating margin of 12.8% for the first nine months of 2014 compared to 11.3% for the same period in 2013. The gross margin and operating margin for the first nine months of 2013 were reduced by 70 and 110 basis points, respectively, due to a non-cash pension settlement charge which did not recur in the first nine months of 2014.

Net income for the first nine months of 2014 was a record $28.3 million compared to $22.9 million for the same period in 2013 and earnings per share were $1.08 and $0.87 for the respective periods. Earnings per share for the first nine months of 2013 included a reduction of $0.09 due to a non-cash pension settlement charge which did not recur in the first nine months of 2014.

PART I – CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

The Company’s backlog of orders was $170.0 million at September 30, 2014 compared to $182.2 million at December 31, 2013. The $12.2 million decrease in backlog is principally due to record shipments during the third quarter and first nine months of 2014. Approximately $50.1 million of the PCCP project to supply major flood control pumps to a member of a joint venture construction group for a significant New Orleans flood control project remain in the September 30, 2014 backlog total. The remaining backlog for this project is expected to be shipped in the fourth quarter of 2014 and throughout 2015.

Cash and short-term investments totaled $33.2 million and short-term bank debt was $17.2 million at September 30, 2014. Working capital rose $5.8 million from December 31, 2013 to $134.4 million at September 30, 2014. Net capital expenditures for 2014, consisting principally of machinery and equipment and building improvements, are estimated to be in the range of $11 to $13 million and are expected to be financed through internally generated funds.

At its October 23, 2014 meeting, the Board of Directors of the Company declared a quarterly cash dividend of $0.10 per share on the common stock of the company, payable December 10, 2014, to shareholders of record November 14, 2014. The cash dividend represents an 11.1% increase over the dividend paid in the previous quarter. This marks the 259th consecutive dividend paid by The Gorman-Rupp Company and the 42nd consecutive year of increased dividends paid to its shareholders.

We believe that the Company is well positioned to grow organically at generally comparable operating margins over the long term by expanding our customer base both domestically and globally, and through new product offerings. We expect that the increasing need for water and wastewater infrastructure rehabilitation within the United States, and similar needs internationally, along with increasing demand for high quality pumps and pump systems for industrial, construction and agricultural applications, will provide continued growth opportunities for Gorman-Rupp in the future.

Third Quarter 2014 Compared to Third Quarter 2013

Net Sales

(Dollars in thousands)	Three Months Ended September 30,
	2014	2013	$ Change	% Change
Net sales	$110,159	$101,186	$8,973	8.9%

Sales increased $6.3 million in water end markets largely due to increased sales in the municipal market of $7.8 million driven by large volume pumps related to wastewater and flood control. This increase was offset by lower agriculture sales of $1.4 million driven by ongoing wet weather conditions in several locations domestically.

Sales increased $2.7 million in non-water markets primarily due to additional shipments for the industrial market of $5.8 million related to fracking and the Compnay’s recent acquisition of Bayou City Pump Company. This increase was offset by lower sales in the OEM market of $3.2 million related to power generation equipment principally due to fluctuation of shipments.

Domestic sales increased 13.5% or $9.3 million while international sales were comparable to the third quarter of 2013.

PART I – CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Cost of Products Sold and Gross Profit

(Dollars in thousands)	Three Months Ended September 30,
	2014	2013	$ Change	% Change
Cost of products sold	$82,093	$76,701	$5,392	7.0%
% of Net sales	74.5%	75.8%
Gross margin	25.5%	24.2%

The increase in gross margin was principally due to product mix. In addition, labor increased 40 basis points due to increased headcount. Cost of products sold for the third quarter of 2013 as a percent of net sales included 30 basis points due to a pension settlement charge which did not recur in the third quarter of 2014.

Selling, General and Administrative Expenses (SG&A)

(Dollars in thousands)	Three Months Ended September 30,
	2014	2013	$ Change	% Change
Selling, general and administrative	$14,046	$12,448	$1,598	12.8%
% of Net sales	12.8%	12.3%

The increase in SG&A expenses as a percent of net sales is principally due to increases in compensation expenses of 36 basis points related to salary increases and headcount additions, including additions from the Company’s acquisition of Bayou City Pump Company. In addition, professional services increased 12 basis points related to legal and recruitment fees and depreciation expense increased nine basis points due to recent fixed asset additions. The remaining increase in SG&A expenses as a percent of net sales is a combination of several smaller expense changes. SG&A expenses for the third quarter of 2013 as a percent of net sales included 20 basis points due to a pension settlement charge which did not recur in the third quarter of 2014.

Net Income

(Dollars in thousands)	Three Months Ended September 30,
	2014	2013	$ Change	% Change
Income before income taxes	$14,281	$11,967	$2,314	19.3%
% of Net sales	13.0%	11.8%

Income taxes	$4,842	$4,021	$821	20.4%
Effective tax rate	33.9%	33.6%

Net income	$9,439	$7,946	$1,493	18.8%
% of Net sales	8.6%	7.9%

Earning per share	$0.36	$0.30	$0.06	20.0%

The increases in net income and earnings per share were primarily due to increased sales during the quarter of $9.0 million, and a pension settlement charge, net of income taxes, of $326,000 in the third quarter of 2013 which did not

PART I – CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

recur in the third quarter of 2014. The difference in the effective tax rate between the two periods is primarily due to the federal research and development tax credit that has not been extended for 2014.

Nine Months 2014 Compared to Nine Months 2013

Net Sales

(Dollars in thousands)	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Net sales	$329,951	$300,058	$29,893	10.0%

Sales increased $20.6 million in water end markets primarily due to higher sales in the municipal market of $17.2 million driven by large volume pumps related to wastewater and water supply. In addition, sales in the construction market increased $4.7 million principally for pumps for rental businesses and for oil and gas drilling support within North America. These increases were reduced by lower agriculture sales of $3.4 million driven by ongoing wet weather conditions in several locations domestically.

Sales increased $9.3 million in non-water markets primarily due to increased shipments for the industrial market related to fracking and the Company’s recent acquisition of Bayou City Pump Company. In addition, sales in the OEM market increased $3.6 million driven by increased shipments related to residential appliances and pumps for military applications.

Domestic sales increased 15.2% or $30.0 million while international sales were comparable to the same period in 2013.

Cost of Products Sold and Gross Profit

(Dollars in thousands)	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Cost of products sold	$247,427	$227,868	$19,559	8.6%
% of Net sales	75.0%	75.9%
Gross margin	25.0%	24.1%

The increase in gross margin for the nine month period ended September 30, 2014 was principally due to a pension settlement charge in the first nine months of 2013 of 70 basis points which did not recur during the same period of 2014.

PART I – CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Selling, General and Administrative Expenses (SG&A)

(Dollars in thousands)	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Selling, general and administrative	$40,390	$38,379	$2,011	5.2%
% of Net sales	12.2%	12.8%

The decrease in SG&A expenses as a percent of net sales is principally due to leverage from record sales in the current year. Also, the first nine months of 2013 includes a pension settlement charge of 40 basis points which did not recur in the first nine months of 2014.

Net Income

(Dollars in thousands)	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Income before income taxes	$42,341	$33,690	$8,651	25.7%
% of Net sales	12.8%	11.2%

Income taxes	$14,088	$10,758	$3,330	31.0%
Effective tax rate	33.3%	31.9%

Net income	$28,253	$22,932	$5,321	23.2%
% of Net sales	8.6%	7.6%

Earning per share	$1.08	$0.87	$0.21	24.1%

The increases in net income and earnings per share were primarily due to increased sales during the nine month period ended September 30, 2014 of $29.9 million, and a pension settlement charge, net of income taxes, of $2.3 million in the first nine months of 2013 which did not recur in the first nine months of 2014. The difference in the effective tax rate between the two periods is primarily due to the federal research and development tax credit that has not been extended for 2014 and the impact of more income in some state jurisdictions with higher tax rates.

Liquidity and Capital Resources

(Dollars in thousands)	Nine Months Ended September 30,
	2014	2013
Net cash provided by operating activities	$24,824	$37,716
Net cash used for investing activities	(23,960)	(5,122)
Net cash provided by (used for) financing activities	1,078	(19,300)

Cash and cash equivalents and short-term investments totaled $33.2 million, and there was $17.2 million in outstanding bank debt at September 30, 2014. In addition, the Company had $25.7 million available in bank lines of credit after deducting $4.3 million in outstanding letters of credit primarily related to customer orders. The Company

PART I – CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

was in compliance with its nominal restrictive covenants, including limits on additional borrowings and maintenance of certain operating and financial ratios, at September 30, 2014. Working capital rose $5.8 million from December 31, 2013 to $134.4 million at September 30, 2014 primarily due to record sales during the period.

The primary driver of operating cash flows during the first nine months of 2014 was record sales during the period. During the same period in 2013, operating cash flows were primarily driven by a reduction in the use of cash required to fund inventory, partially offset by increased accounts receivable.

During the first nine months of 2014, investing activities of $24.0 million primarily consisted of the purchase of the business of Bayou City Pump Company and capital expenditures for machinery and equipment and building improvements. Net capital expenditures for 2014, consisting principally of machinery and equipment and building improvements, are estimated to be in the range of $11 to $13 million and are expected to be principally financed through internally generated funds. During the first nine months of 2013, investing activities of $5.1 million consisted primarily of capital expenditures for machinery and equipment.

Net cash used for financing activities for the first nine months of 2014 consisted of dividend payments of $7.1 million and re-payment of $9.8 million in short-term debt. During the second quarter of 2014, $18.0 million was borrowed to fund the acquisition of Bayou City Pump Company. The ratio of current assets to current liabilities was 2.9 to 1 at September 30, 2014 and 3.1 to 1 at December 31, 2013.

On October 23, 2014, the Board of Directors of the Company declared a quarterly cash dividend of $0.10 per share on the common stock of the company, payable December 10, 2014, to shareholders of record November 14, 2014. The cash dividend represents an 11.1% increase over the dividend paid in the previous quarter. This marks the 259th consecutive dividend paid by The Gorman-Rupp Company and the 42nd consecutive year of increased dividends paid to its shareholders.

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

Such factors include, but are not limited to: (1) continuation of the current and projected future business environment, including interest rates and capital and consumer spending; (2) competitive factors and competitor responses to initiatives of The Gorman-Rupp Company; (3) successful development and market introductions of anticipated new products; (4) stability of government laws and regulations, including taxes; (5) stable governments and business conditions in emerging economies; (6) successful penetration of emerging economies; (7) unforeseen delays or disruptions in the New Orleans flood control project, including any further revisions to the timing of shipments for the project; (8) continuation of the favorable environment to make acquisitions, domestic and foreign, including regulatory requirements and market values of potential candidates and our ability to successfully integrate and realize the anticipated benefits of completed acquisitions; and (9) risks described from time to time in our reports filed with the Securities and Exchange Commission. Except to the extent required by law, we do not undertake and specifically decline any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.

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

An evaluation was carried out under the supervision and with the participation of the Company’s Management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Subsequent to the date of the evaluation, there have been no significant changes in the Company’s internal control over financial reporting that could significantly affect the Company’s internal control over financial reporting.

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

ITEM 6.	EXHIBITS

Exhibit 31.1	Certification of Jeffrey S. Gorman, Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Wayne L. Knabel, Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

Exhibit 101	Financial statements from the Quarterly Report on Form 10-Q of The Gorman-Rupp Company for the quarter ended September 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Gorman-Rupp Company
(Registrant)

Date: October 29, 2014

	By:	/s/ Wayne L. Knabel
Wayne L. Knabel
Chief Financial Officer