Form 10-K
period 2014-12-31
GORMAN RUPP CO
filed 2015-03-09
CIK 42682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant. The aggregate market value is computed by reference to the price at which the common equity was sold as of June 30, 2014. $590,791,176.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of March 1, 2015.

Common Shares, without par value— 26,260,543

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2014 Annual Report to Shareholders incorporated by reference into Part II (Items 5-9A).

Portions of Notice of 2015 Annual Meeting of Shareholders and related Proxy Statement incorporated by reference into Part III (Items 10-14).

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

PRODUCTS

The Company operates in one business segment, the manufacture and international sale of pumps and pump systems. The following table sets forth, for the years 2012 through 2014, the total net sales, income before income taxes and year-end total assets (in thousands) of the Company.

	2014	2013	2012
Net Sales	$434,925	$391,665	$375,691
Income Before Income Taxes	53,734	44,277	42,447
Total Assets	380,904	355,638	335,183

The Company’s product line consists of pump models ranging in size from  1/4” to nearly 15 feet and ranging in rated capacity from less than one gallon per minute to nearly one million gallons per minute. The types of pumps which the Company produces include self-priming centrifugal, standard centrifugal, magnetic drive centrifugal, axial and mixed flow, vertical turbine line shaft, submersible, high pressure booster, rotary gear, diaphragm, bellows and oscillating.

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

The Company’s pumps are also utilized for dewatering purposes. Additionally, pumps manufactured for fire protection are used for sprinkler back-up systems, fire hydrants, stand pipes, fog systems and deluge systems at hotels, banks, factories, airports, schools, public buildings and hundreds of other types of facilities throughout the world.

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

During 2014, 2013 and 2012, there were no shipments to any single customer that exceeded 10% of total net sales.

Gorman-Rupp continues to actively pursue international business opportunities and, in 2014, shipped its pumps to nearly 150 countries around the world. However, we believe that the Company’s foreign operations do not involve material financial or other risks due to their relatively small size, both individually and collectively. No sales made to customers in any one foreign country amounted to more than 5% of total net sales during 2014, 2013 or 2012.

PART I – CONTINUED

ITEM 1.	BUSINESS – CONTINUED

As a result of our active pursuit of international business, approximately $136.6 million of 2014 sales were shipped outside the United States, as compared to $134.6 million in 2013 and $136.5 million in 2012. International sales represented 31%, 34% and 36% of total sales in 2014, 2013 and 2012, respectively. The Company continues its efforts to penetrate international markets principally by its increased global investments and its sales responses to worldwide pumping needs.

COMPETITION

Since the late 1990’s, a number of consolidations have occurred within the highly competitive pump industry. As a consequence, numerous pump competitors now exist as subsidiaries, divisions or departments within significantly larger corporations. Foreign-sourced pumps have also increasingly penetrated into most of the Company’s domestic markets.

Gorman-Rupp estimates that approximately 80 other domestic and global companies selling pumps and pump units compete in one or more of the lines of business and applications in which comparable products of the Company are utilized. International competitors are based mostly in Europe and Asia.

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

OTHER ASPECTS

As of December 31, 2014, the Company employed approximately 1,247 persons, of whom approximately 744 were hourly employees. The Company has no collective bargaining agreements, has never experienced a work stoppage and considers its labor relations to be satisfactory.

Although the Company owns a number of patents, and several of them are important to its business, Gorman-Rupp believes that the business of the Company is not materially dependent upon any one or more patents. The Company’s patents, trademarks and other intellectual property are adequate for its business purposes.

The backlog of orders at December 31, 2014 was valued at $160.7 million compared to $182.2 million at December 31, 2013. Approximately 95% of the Company’s backlog of unfilled orders is scheduled to be shipped during 2015, with the remainder principally during the first half of 2016. The decrease in backlog from a year ago reflects record shipments, including $11.7 million of shipments for the Permanent Canal Closures & Pumps (“PCCP”) project to supply major flood control pumps to a member of a joint venture construction group for a significant New Orleans flood control project.

PART I – CONTINUED

ITEM 1.	BUSINESS – CONTINUED

Approximately $43.2 million of the project remain in the December 31, 2014 backlog total. The PCCP project is a fixed-price contract and full government funding has been appropriated for the project. The termination, cancellation and delay provisions within the PCCP project contract are governed by provisions of the Federal Acquisition Regulation (“FAR”), principally by clauses 52.222-12 (Contract Termination-Debarment), 52.242-14 (Suspension of Work), 52.242-2 Alt. 1 (Production Progress Reports), and 52.249.10 (Default – Fixed-Price Construction).

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

Continuation of current and projected future business environment

The overall pump industry is cyclical in nature, and some of its business activity is related to general business conditions in the durable goods and capital equipment markets. Demand for most of the Company’s products and services is affected by the level of new capital investment and planned maintenance expenditures by its customers. The level of such expenditures by our customers depends, in turn, on general economic conditions, availability of credit, economic conditions within their respective industries and expectations of future market behavior. Also, volatility in commodity prices such as oil and agricultural products can negatively affect the level of these activities and can result in postponement of capital spending decisions or the delay or cancellation of existing orders. Additionally, raw material and energy are substantive drivers of costs in the manufacture of pumps and changes of these costs are often unpredictable. While efforts are made to recoup higher production costs through increased prices, the future acceptability of such price increases by customers is not guaranteed due to the highly competitive market place.

Compliance with, and costs related to, a variety of import and export laws and regulations

The Company is subject to a variety of laws regarding international operations, including regulations issued by the U.S. Department of Commerce Bureau of Industry and Security and various foreign governmental agencies. Actual or alleged violations of import-export laws could result in enforcement actions and financial penalties. The Company cannot predict the nature, scope or effect of future regulatory requirements to which our international operations and trading practices might be subject or the manner in which existing laws might be administered or interpreted. Future regulations could limit the countries in which certain of our products may be manufactured or sold or could restrict our access to, and increase the cost of obtaining, products from foreign sources.

International operations exposure to fluctuations in foreign currency exchange rates

Approximately 10% of the Company’s revenue and certain of its costs, assets and liabilities, are denominated in currencies other than the U.S. dollar. The primary currencies to which the Company has exposure are the Canadian Dollar, the Euro and the South African Rand. Devaluations of these currencies can reduce the value of the Company’s local monetary assets, reduce the U.S. dollar value of its local cash flow, and generate local currency losses that may reduce the U.S. dollar value

PART I – CONTINUED

ITEM 1A.	RISK FACTORS – CONTINUED

of future local net income. Historically these exchange rate fluctuations have not materially affected our financial condition, results of operations or cash flows.

Environmental compliance costs and liabilities

The Company’s operations and properties are subject to numerous, and increasing, domestic and foreign environmental laws and regulations which can impose operating and financial sanctions for violations. Moreover, environmental and sustainability initiatives, practices, rules and regulations are under increasing scrutiny of both governmental and non-governmental bodies and may require changes in operational practices, standards and expectations and in turn increase the Company’s compliance costs. Periodically, the Company has incurred, and expects to continue to incur, operating and capital costs to comply with environmental requirements. The Company monitors its environmental responsibilities, together with trends in the related laws, and believes it is in substantial compliance with current regulations. The Company believes that reasonably anticipated future environmental compliance expenditures will not have a material adverse effect on our financial condition, results of operations or cash flows.

Defined benefit pension plan settlement expense

The Company sponsors a defined benefit pension plan covering most domestic employees and accrues amounts for funding of its obligations under the plan. The defined benefit pension plan allows eligible retiring employees to receive a lump-sum distribution for benefits earned in lieu of annual payments and most retirees elect this option. Under applicable accounting rules, if the lump-sum distributions made for a plan year exceed an actuarially-determined threshold of the total of the service cost and interest cost for the plan year, the Company at such point would need to recognize for that year’s results of operations a settlement expense for the resulting unrecognized actuarial loss. The Company has been required to make such adjustments in some prior years and, if such non-cash adjustments are necessary in future periods, they may be comparably adverse to the Company’s operating results.

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

The Company’s corporate headquarters are located in Mansfield, Ohio. The production operations of the Company are conducted at several locations throughout the United States and other countries as set forth below. The Company is a lessee under a number of operating leases for certain real properties, none of which is material to its operations.

The Company owns facilities in Sparks, Nevada and Dallas, Texas comprising training centers and warehouses, and leases a warehouse and training facility in Bangkok, Thailand. In addition, the Company leases warehouse facilities in Jebal Ali, Dubai and Leeuwarden, The Netherlands.

5

PART I – CONTINUED

ITEM 2.	PROPERTIES

The Company’s principal production operations are:

United States
Mansfield (two) and Bellville, Ohio	Glendale, Arizona	Houston, Texas** (three)
Toccoa, Georgia	Olive Branch, Mississippi	Lubbock, Texas
Royersford, Pennsylvania	Baton Rouge, Louisiana*

Other Countries
St. Thomas, Ontario, Canada	County Westmeath, Ireland*	Leeuwarden, The Netherlands*
Culemborg, The Netherlands*	Johannesburg, South Africa*

*	Leased properties
**	One leased

Gorman-Rupp considers its plants, machinery and equipment to be well maintained, in good operating condition and adequate for the present uses and business requirements of the Company.

ITEM 3.	LEGAL PROCEEDINGS

For more than ten years, numerous business entities in the pump and fluid-handling industries, as well as a multitude of companies in many other industries, have been targeted in a series of lawsuits in several jurisdictions by various individuals seeking redress to claimed injury as a result of the entities’ alleged use of asbestos in their products. The Company and one of its subsidiaries remain drawn into this mass-scaled litigation, typically as one of many co-defendants in a particular proceeding; the majority of these cases are against Patterson Pump Company. The allegations in the lawsuits involving the Company and/or Patterson Pumps Company are vague, general and speculative, and most cases have not advanced beyond the early stage of discovery. Insurers of the Company have engaged legal counsel to represent the Company and its subsidiaries and to protect their interests. In certain situations, the plaintiffs have voluntarily dismissed the Company and/or Patterson Pump Company from some of the lawsuits after the plaintiffs have acknowledged that there is no basis for their claims. In other situations, the Company and/or Patterson Pump Company have been dismissed from some of the lawsuits as a result of court rulings in favor of motions to dismiss and/or motions for summary judgment. In one hundred cases the Company has entered into nominal economic settlements recommended for payment by its insurers, coupled with dismissal of the lawsuits.

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

Name	Age	Office	Date Elected to Executive Officer Position
James C. Gorman	90	Chairman	1989
Jeffrey S. Gorman	62	President and Chief Executive Officer	1998
Wayne L. Knabel	68	Executive Vice President, Chief Financial Officer and Treasurer	2009
Brigette A. Burnell	39	Corporate Counsel and Corporate Secretary	2014

Except as noted, each of the above-named officers has held his or her executive position with the Company for the past five years. Mr. J. C. Gorman served as the Company’s President from 1964 until 1989, and as Chief Executive Officer from 1964 until 1996. He has served as a Director of the Company continuously since 1946. Mr. J. S. Gorman was elected President and Chief Executive Officer effective May 1, 1998, after having served as Senior Vice President since 1996. Mr. J. S. Gorman also held the position of General Manager of the Mansfield Division from 1989 through 2005. He served as Assistant General Manager from 1986 to 1988; and he held the office of Corporate Secretary from 1982 to 1990. He has served as a Director of the Company continuously since 1989. Mr. Knabel was elected Executive Vice President effective May 1, 2014 and was elected Chief Financial Officer and Treasurer effective May 1, 2009. Mr. Knabel previously served as Vice President Finance since May 1, 2008. Mr. Knabel joined the Company in March 2008. Ms. Burnell joined the Company as Corporate Attorney on January 2, 2014, and was elected as Corporate Counsel and Secretary effective May 1, 2014. Ms. Burnell previously served as Corporate Counsel of Red Capital Group from 2011 to 2013 advising the company on legal matters in all areas of business, after having served as an Associate at Jones Day from 2002 to 2011. Mr. J. S. Gorman is the son of Mr. J. C. Gorman. There are no other family relationships among any of the Executive Officers and Directors of the Company.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Attention is directed to the section “Quarterly Stock Prices and Dividends” and the data below pertaining to the shareholder information on page 42 in the Company’s 2014 Annual Report to Shareholders, which is incorporated herein by this reference.

Attention is also directed to the “Shareholder Return Performance Presentation” on page 42 in the Company’s 2014 Annual Report to Shareholders, which is incorporated herein by this reference.

The Company did not repurchase any of its Common Shares during the fourth quarter of the period covered by this Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA

Attention is directed to the section “Eleven Year Summary of Selected Financial Data” on pages 40 and 41 in the Company’s 2014 Annual Report to Shareholders, which is incorporated herein by this reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Attention is directed to the section “Management’s Discussion and Analysis” on pages 30 through 37, and to the section “Safe Harbor Statement” on page 43, in the Company’s 2014 Annual Report to Shareholders, which are incorporated herein by this reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Attention is directed to the section “Management’s Discussion and Analysis” on pages 30 through 37, and to the section “Safe Harbor Statement” on page 43, in the Company’s 2014 Annual Report to Shareholders, which are incorporated herein by this reference. As indicated in paragraph 10 on page 1 referenced above, the Company has no material market risk exposures required to be reported by Item 305 of Regulation S-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Attention is directed to the Company’s consolidated financial statements, the notes thereto and the report of the independent registered public accounting firm thereon on pages 16 through 29, and to the section “Summary of Quarterly Results of Operations” on pages 40 and 41, in the Company’s 2014 Annual Report to Shareholders, which are incorporated herein by this reference.

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

PART II - CONTINUED

ITEM 9A.	CONTROLS AND PROCEDURES – CONTINUED

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

An evaluation was carried out under the supervision and with the participation of the Company’s Management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Based on the evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014.

Management’s Report on Internal Control over Financial Reporting

There were no material weaknesses identified at any Division or Subsidiary of the Company during 2014. The 2014 Report of Management on Internal Control over Financial Reporting and the related Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting are incorporated herein by this reference from pages 38 and 39 of the Company’s 2014 Annual Report to Shareholders, respectively.

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

Attention is directed to the sections “Election of Directors,” “Board of Directors and Board Committees,” “Audit Committee Report” and “Beneficial Ownership of Shares” in the Company’s definitive Notice of 2015 Annual Meeting of Shareholders and related Proxy Statement (filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.

With respect to Executive Officers, attention is directed to Part I of this Form 10-K.

The Company has adopted a Code of Ethics that applies to its Principal Executive Officer, Principal Financial Officer, , as well as to all employees, officers and Directors. The Code of Ethics is set forth as an exhibit to this Form 10-K. In addition, the Code of Ethics is posted on the Company’s website accessible through its Internet address of www.gormanrupp.com (under the heading “Investor Relations” and the sub-heading “Corporate Governance”), including any amendments.

ITEM 11.	EXECUTIVE COMPENSATION

Attention is directed to the sections “Board of Directors and Board Committees,” “Executive Compensation,” “Compensation Discussion and Analysis,” “Pension Benefits,” “Summary Compensation Table,” “Non-Employee Director Compensation,” “Risk Oversight,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the Company’s definitive Notice of 2015 Annual Meeting of Shareholders

PART III – CONTINUED

ITEM 11.	EXECUTIVE COMPENSATION – CONTINUED

And related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Attention is directed to the section “Beneficial Ownership of Shares” and “Election of Directors” in the Company’s definitive Notice of 2015 Annual Meeting of Shareholders and related Proxy Statement (filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.

On May 22, 1997, the Company’s Board of Directors adopted a Non-Employee Directors’ Compensation Plan, which was amended and restated on July 24, 2014 (the “Plan”). This Plan became effective without shareholder approval and constitutes the Company’s only equity compensation plan. The Plan provides for share compensation for regular services performed by each of the Company’s non-employee Directors. In addition to cash compensation, non-employee Directors receive an award of Common Shares (from the Company’s treasury) on each July 1. The Plan expires on the earliest of (i) May 21, 2017, (ii) at such time as all of the Company’s Common Shares authorized for award under the Plan and registered under Form S-8 Registration Statement No. 333-30159 shall have been awarded and issued, (iii) at such time as the Company deregisters any Common Shares not issued under the foregoing Registration Statement, or (iv) at such time as the Plan is terminated by action of the Board of Directors. The number of Common Shares which may be awarded under the Plan cannot exceed 50,000, subject to certain conditions (e.g., stock splits, stock dividends).

As of December 31, 2014, 65,500 Common Shares had been issued to non-employee Directors and 20,132 Common Shares remained available for future issuance (6,875 Common Shares were added as a result of the 5 for 4 stock split effective September 10, 2004; 7,093 Common Shares were added as a result of the 5 for 4 stock split effective December 8, 2006; 8,117 Common Shares were added as a result of the 5 for 4 stock split effective December 10, 2007; 8,021 were added as a result of the 5 for 4 stock split effective June 10, 2011; and 5,526 Common Shares were added as a result of the 5 for 4 stock split effective December 10, 2013). No options, warrants or rights are available for issuance under the Plan. Attention is directed to the sections “Board of Directors and Board Committees” and “Beneficial Ownership of Shares” in the Company’s definitive Notice of 2015 Annual Meeting of Shareholders and related Proxy Statement (filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which is incorporated herein by this reference.

PART III – CONTINUED

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS – CONTINUED

Plan Category	Number of securities to be issued upon exercise of outstanding option warrants and right	Weighted average exercise price of outstanding options warrants and rights	Number of securities remaining available to future issuance
Non-Employee Directors’ Compensation plan ( not approved by Shareholders)	-0-	$-0-	20,132
Equity compensation plans approved by shareholders	—	—	—

Total	-0-	$-0-	20,132

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Attention is directed to the section “Board of Directors and Board Committees” and “Related Party Transactions” in the Company’s definitive Notice of 2015 Annual Meeting of Shareholders and related Proxy Statement (filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which is incorporated herein by this reference. The Company has no relationships or transactions required to be reported by Item 404 of Regulation S-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Attention is directed to the section “Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive Notice of 2015 Annual Meeting of Shareholders and related Proxy Statement (filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which is incorporated herein by this reference.

PART III – CONTINUED

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1. Financial Statements

With respect to the audited consolidated financial statements of the Registrant and its subsidiaries, the following documents have been incorporated by reference into this report:

(i.)	Consolidated Statements of Income-Years ended December 31, 2014, 2013, 2012

(ii.)	Consolidated Statements of Comprehensive Income-Years ended December 31, 2014 , 2013 and 2012

(iii.)	Consolidated Balance Sheets-December 31, 2014 and 2013

(iv.)	Consolidated Statements of Equity-Years ended December 31, 2014, 2013 and 2012

(v.)	Consolidated Statements of Cash Flows-Years ended December 31, 2014, 2013 and 2012

(vi.)	Notes to Consolidated Financial Statements

(vii.)	2014 Report of Independent Registered Public Accounting Firm

(viii.)	2014 Report of Management on Internal Control Over Financial Reporting as of December 31, 2014

(ix.)	2014 Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting as of December 31, 2014

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

THE GORMAN-RUPP COMPANY

*By:	/s/ BRIGETTE A. BURNELL
Brigette A. Burnell
Attorney-In-Fact

Date: March 9, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

*JEFFREY S. GORMAN	President and Chief Executive Officer and Director
Jeffrey S. Gorman	(Principal Executive Officer)

*WAYNE L. KNABEL	Chief Financial Officer
Wayne L. Knabel	(Principal Financial and Accounting Officer)

*JAMES C. GORMAN	Director
James C. Gorman

*M. ANN HARLAN	Director
M. Ann Harlan

*THOMAS E. HOAGLIN	Director
Thomas E. Hoaglin

*CHRISTOPHER H. LAKE	Director
Christopher H. Lake

*KENNETH R. REYNOLDS	Director
Kenneth R. Reynolds

*RICK R. TAYLOR	Director
Rick R. Taylor

*W. WAYNE WALSTON	Director
W. Wayne Walston

*	The undersigned, by signing her name hereto, does sign and execute this Annual Report on Form 10-K on behalf of The Gorman-Rupp Company and on behalf of each of the above-named Officers and Directors of The Gorman-Rupp Company pursuant to Powers of Attorney executed by The Gorman-Rupp Company and by each such Officer and Director and filed with the Securities and Exchange Commission.

March 9, 2015

By:	/s/ BRIGETTE A. BURNELL
Brigette A. Burnell
Attorney-In-Fact

ANNUAL REPORT ON FORM 10-K

THE GORMAN-RUPP COMPANY

For the Year Ended December 31, 2014

EXHIBIT INDEX

Exhibit Number	Description

(3)(4)	Amended Articles of Incorporation, as amended*

(3)(4)	Regulations*

(10)(a)	Form of Indemnification Agreement between the Company and its Directors

(10)(b)	Form of Indemnification Agreement between the Company and its Officers

(10)(c)	Amended and Restated Non-Employee Directors’ Compensation Plan***

(13)	Incorporated Portions of 2014 Annual Report to Shareholders

(14)	Code of Ethics

(21)	Subsidiaries of the Company

(23)	Consent of Independent Registered Public Accounting Firm

(24)	Powers of Attorney

(31) (a)	Certification of Chief Executive Officer (Section 302 of the Sarbanes-Oxley Act of 2002)

(31) (b)	Certification of Chief Financial Officer (Section 302 of the Sarbanes-Oxley Act of 2002)

(32)	Certification Pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated herein by this reference from Exhibit (3) (4) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
**	Incorporated herein by this reference from Exhibit (10) (1) of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014.