Form 10-Q
period 2015-03-31
GORMAN RUPP CO
filed 2015-04-29
CIK 42682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

There were 26,260,543 shares of common stock, without par value, outstanding at April 15, 2015.

*******************

Page 1 of 24 pages

The Gorman-Rupp Company and Subsidiaries

Three Months Ended March 31, 2015 and 2014

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	3

	Condensed Consolidated Statements of Income -Three Months Ended March 31, 2015 and 2014	3

	Condensed Consolidated Statements of Comprehensive Income -Three Months Ended March 31, 2015 and 2014	4

	Condensed Consolidated Balance Sheets -March 31, 2015 and December 31, 2014	5

	Condensed Consolidated Statements of Cash Flows -Three Months Ended March 31, 2015 and 2014	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4.	Controls and Procedures	13

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 6.	Exhibits	15

EX-31.1	Section 302 Principal Executive Officer (PEO) Certification	22

EX-31.2	Section 302 Principal Financial Officer (PFO) Certification	23

EX-32	Section 1350 Certifications	24

EX-101	Financial statements from the Quarterly Report on Form 10-Q of The Gorman-Rupp Company for the quarter ended March 31, 2015, formatted in eXtensible Business Reporting Language (XBRL)

PART I. FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS (UNAUDITED)

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(In thousands, except share and per share amounts)	2015	2014
Net sales	$99,233	$110,064
Cost of products sold	75,318	82,510

Gross profit	23,915	27,554
Selling, general and administrative expenses	13,312	12,861

Operating income	10,603	14,693
Other income	331	173
Other expense	(21)	(34)

Income before income taxes	10,913	14,832
Income taxes	3,638	4,878

Net income	$7,275	$9,954

Earnings Per Share	$0.28	$0.38
Cash Dividends per Share	$0.10	$0.09
Average Shares Outstanding	26,260,543	26,253,043

See notes to condensed consolidated financial statements.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Net income	$7,275	$9,954
Cumulative translation adjustments	(2,836)	(356)
Pension and postretirement medical liability adjustments, net of tax	226	174

Other comprehensive loss	(2,610)	(182)

Total comprehensive income	$4,665	$9,772

See notes to condensed consolidated financial statements.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)	March 31, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$27,301	$24,491
Accounts receivable - net	71,593	70,734
Inventories	97,202	94,760
Deferred income taxes and other current assets	9,111	10,724

Total current assets	205,207	200,709
Property, plant and equipment	267,184	266,660
Less accumulated depreciation	135,177	132,696

Property, plant and equipment - net	132,007	133,964
Deferred income taxes and other	6,152	6,313
Goodwill and other intangible assets - net	39,448	39,918

Total assets	$382,814	$380,904

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$20,361	$17,908
Short-term debt	9,000	12,000
Payroll and related liabilities	9,958	11,355
Commissions payable	10,472	9,448
Deferred revenue	3,390	4,166
Accrued expenses	10,556	9,469

Total current liabilities	63,737	64,346
Pension benefits	4,871	4,496
Postretirement benefits	21,414	21,297
Deferred and other income taxes	8,786	8,798

Total liabilities	98,808	98,937
Shareholders’ equity
Outstanding common shares: 26,260,543 at March 31, 2015 and December 31, 2014 (net of 788,253 treasury shares, respectively), at stated capital amounts	5,133	5,133
Additional paid-in capital	3,059	3,059
Retained earnings	295,750	291,101
Accumulated other comprehensive loss	(19,936)	(17,326)

Total shareholders’ equity	284,006	281,967

Total liabilities and shareholders’ equity	$382,814	$380,904

See notes to condensed consolidated financial statements.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31
(Dollars in thousands)	2015	2014
Cash flows from operating activities:
Net income	$7,275	$9,954
Adjustments to reconcile net income attributable to net cash provided by (used for) operating activities:
Depreciation and amortization	3,752	3,462
Pension expense	913	696
Contributions to pension plan	—	(1,200)
Changes in operating assets and liabilities:
Accounts receivable - net	(860)	(12,528)
Inventories - net	(2,442)	1,014
Accounts payable	2,453	(920)
Commissions payable	1,024	103
Deferred revenue	(777)	(599)
Accrued expenses	(322)	169
Benefit obligations and other	(2,053)	(1,514)

Net cash provided by (used for) by operating activities	8,963	(1,363)
Cash flows used in investing activities, Capital additions - net:	(1,397)	(1,591)
Cash flows used in financing activities:
Cash dividends	(2,626)	(2,692)
Payments to bank for borrowings	(3,000)	(3,837)

Net cash used in financing activities	(5,626)	(6,529)
Effect of exchange rate changes on cash	870	110

Net increase (decrease) in cash and cash equivalents	2,810	(9,373)
Cash and cash equivalents:
Beginning of period	24,491	31,123

End of period	$27,301	$21,750

See notes to condensed consolidated financial statements.

PART I

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and, accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements include the accounts of The Gorman-Rupp Company (the “Company” or “Gorman-Rupp”) and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of results that may be expected for the year ending December 31, 2015. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, from which related information herein has been derived.

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

NOTE C - INVENTORIES

Inventories are stated at the lower of cost or market. The costs for approximately 75% of inventories at March 31, 2015 and December 31, 2014 are determined using the last-in, first-out (LIFO) method, with the remainder determined using the first-in, first-out (FIFO) method, applied on a consistent basis. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management’s estimate of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation.

The major components of inventories are as follows (net of LIFO reserves of $58.8 million and $57.9 million at March 31, 2015 and December 31, 2014, respectively):

(Dollars in thousands)	March 31, 2015	December 31, 2014
Raw materials and in-process	$14,870	$16,217
Finished parts	40,253	42,414
Finished products	42,079	36,129

Total inventories	$97,202	$94,760

NOTE D - PRODUCT WARRANTIES

A liability is established for estimated future warranty and service claims based on historical claims experience and specific product failures. The Company expenses warranty costs directly to cost of products sold. Changes in the Company’s product warranty liability are:

	March 31,
(Dollars in thousands)	2015	2014
Balance at beginning of year	$1,166	$1,170
Provision	185	488
Claims	(280)	(486)

Balance at end of period	$1,071	$1,172

PART I – CONTINUED

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

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

The following tables present the components of net periodic benefit cost:

	Pension Benefit		Post Retirement Benefit
	Three Months Ended March 31,		Three Months Ended March 31,
(Dollars in thousands)	2015	2014	2015	2014
Service cost	$784	$726	$299	$227
Interest cost	659	720	198	212
Expected return on plan assets	(1,067)	(1,208)	—	—
Recognized actuarial loss (gain)	537	458	(163)	(197)

Net periodic benefit cost	$913	$696	$334	$242

NOTE F – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The reclassifications out of accumulated other comprehensive loss as reported in the Consolidated Statements of Income are:

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Pension and other postretirement benefit:
Recognized actuarial loss (gain) (a)	$355	$261
Income tax	(129)	(87)

Net of income tax	$226	$174

(a)	The recognized actuarial loss is included in the computation of net periodic benefit cost. See Note D for additional details.

PART I – CONTINUED

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

NOTE F – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) – CONTINUED

The components of accumulated other comprehensive loss as reported in the Consolidated Balance Sheets are:

(Dollars in thousands)	Currency Translation Adjustments	Pension and Other Postretirement Benefit	Accumulated Other Comprehensive Income (loss)
Balance at January 1, 2015	$(4,338)	$(12,988)	$(17,326)
Reclassifications adjustments	—	355	355
Current period credit (charge)	(2,836)	—	(2,836)
Income tax expense	—	(129)	(129)

Balance at March 31, 2015	$(7,174)	$(12,762)	$(19,936)

(Dollars in thousands)	Currency Translation Adjustments	Pension and Other Postretirement Benefit	Accumulated Other Comprehensive Income (loss)
Balance at January 1, 2014	$(1,062)	$(7,399)	$(8,461)
Reclassification adjustments	—	120	120
Current period credit (charge)	(356)	141	(215)
Income tax expense	—	(87)	(87)

Balance at March 31, 2014	$(1,418)	$(7,225)	$(8,643)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

The Gorman-Rupp Company is a leading designer, manufacturer and international marketer of pumps and pump systems for use in diverse water, wastewater, construction, dewatering, industrial, petroleum, original equipment, agriculture, fire protection, heating, ventilating and air conditioning (HVAC), military and other liquid-handling applications. The Company attributes its success to long-term product quality, applications and performance combined with timely delivery and service, and continually develops initiatives to improve performance in these key areas.

Gorman-Rupp actively pursues growth opportunities through organic growth, international business expansion and acquisitions.

We continually invest in training for our employees, in new product development and in modern manufacturing equipment, technology and facilities all designed to increase production efficiency and capacity and drive growth by delivering innovative solutions to our customers. We believe that the diversity of our markets is a major contributor to the stable financial growth we have produced over the past 80 plus years.

Net sales during the first quarter of 2015 were $99.2 million compared to $110.1 million during the first quarter of 2014. Gross profit was $23.9 million for the first quarter of 2015, resulting in gross margin of 24.1% compared to 25.0% for the same period in 2014. Due to the extremely rapid decline in oil and natural gas production, combined with adverse winter conditions, net sales in January and February were particularly slower than the final month of the 2015 quarter.

Operating income was $10.6 million, resulting in operating margin of 10.7% for the first quarter of 2015 compared to an operating margin of 13.3% for the same period in 2014. Net income was $7.3 million during the first quarter of 2015 compared to $10.0

PART I – CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

million in the first quarter of 2014 and earnings per share were $0.28 and $0.38 for the respective periods. Both gross profit and operating income margin declines were due principally to the volume decreases from 2014 to 2015 and were not otherwise significantly impacted by any unusual cost increases other than increased health care expenses of 59 and 76 basis points, respectively.

The Company’s backlog of orders was $158.9 million at March 31, 2015 compared to $171.7 million at March 31, 2014 and $160.7 million at December 31, 2014. Approximately $39.1 million of orders related to the Permanent Canal Closures and Pumps (“PCCP”) project remain in the March 31, 2015 backlog total and are expected to be shipped during the remainder of 2015 and the first two quarters of 2016. Encouragingly, incoming orders during the first quarter of 2015 were comparable to the same period last year and increased $2.2 million compared to the fourth quarter of 2014 principally due to the beginning of the normal agricultural season, large volume pumps for wastewater and change orders for the PCCP project.

The Company places a strong emphasis on cash flow generation and having excellent liquidity and financial flexibility. This focus has afforded us the continuing ability to reinvest our cash resources and preserve a strong balance sheet to position us for future opportunities. Net capital expenditures for 2015, consisting primarily of machinery and equipment, a new operations facility in Ireland and other building improvements, are currently estimated to be in the range of $13 to $15 million and are expected to be financed through internally generated funds.

The Company is very proud to have been recognized for the fourth consecutive year as one of the 100 Most Trustworthy Companies in America by Forbes. To create this list, the year’s public filings for more than 5,500 publicly-traded North American companies were reviewed and evaluated in depth by Forbes to identify the 100 U.S. companies that most “consistently demonstrated transparent accounting practices and solid corporate governance.”

On April 23, 2015, the Board of Directors authorized the payment of a quarterly dividend of $0.10 per share, representing the 261st consecutive quarterly dividend to be paid by the Company. During 2014, the Company again paid increased dividends and thereby attained its forty-second consecutive year of increased dividends. These consecutive years place Gorman-Rupp in the top 50 of all U.S. public companies with respect to number of consecutive years of increased dividend payments.

The Company currently expects to continue its exceptional history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.

The company is pleased with Patterson Pump Company’s performance on the PCCP project, for which shipments of the large flood control pumps for New Orleans began in 2014, and expect it to be an even larger contributor this year. When completed, this flood control project is anticipated to be one of the largest such projects in the world. Also, 2015 results will be the first full fiscal year that includes the operations of Bayou City Pump Company, which we acquired in June 2014 and adds market diversity for our petroleum handling products and services.

Outlook

The business environment in most of the markets we serve has improved since the economic downturn in 2008 and 2009 as the U.S. economy has steadily recovered from the recession. However, the recent economic impacts of the rapid decline in prices and related production of oil has negatively affected our construction, rental and industrial pumps markets, and indirectly impacted our other markets. Additionally, the strong U.S. dollar has worked against our export and international sales, and lower commodity prices combined with wet weather conditions in many parts of the country negatively impacted agricultural sales. Despite this, the company expects that fire and municipal pump sales will continue to improve gradually and our portion of the New Orleans PCCP flood control project will remain on schedule for the remainder of this year. Although the headwinds may well continue for some time, the company intends to remain focused on our long-term track record of solid organic growth combined with strategic acquisition opportunities.

Generally we believe that the Company is well positioned to grow organically at a reasonably comparable sales pace and operating margins over the long term by expanding our customer base, both domestically and globally, and through new product offerings. We expect that the increasing need for water and wastewater infrastructure rehabilitation within the United States, and similar needs internationally, including in emerging economies, along with increasing demand for pumps and pump systems for industrial and agricultural applications, will provide excellent growth opportunities for Gorman-Rupp in the future.

PART I – CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

First Quarter 2015 Compared to First Quarter 2014

Net Sales

(Dollars in thousands)	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Net sales	$99,233	$110,064	$(10,831)	(9.8)%

Sales decreased $9.2 million in the water end markets due to lower sales in the construction market, including rental sales, of $4.3 million due primarily to the decline in oil and gas production, which affected both domestic and international sales. Sales decreased in the agricultural market $3.0 million primarily due to expected domestic low farm income in 2015 and unseasonably wet weather conditions in certain locations domestically. Sales in the municipal market decreased $1.6 million driven by lower sales of large volume pumps for wastewater and water supply projects, partially offset by increased shipments related to the PCCP project of $7.4 million. Also, sales in the fire protection market decreased $1.5 million primarily due to lower domestic sales for slowing commercial building construction.

Sales decreased $1.6 million in non-water markets primarily due to lower sales in the OEM market of $3.6 million related to power generation equipment. This decrease was partially offset by increased sales in the petroleum market of $1.4 million for mid-stream transmission of refined petrochemical products and the contribution from the mid-2014 acquisition of Bayou City Pump Company.

Domestic sales decreased 9.3% or $6.6 million principally due to lower sales in the construction, municipal and OEM markets. International sales decreased 10.9% or $4.2 million principally due to lower sales in the construction and municipal markets. Of the total decrease in net sales in the first quarter of 2015 of $10.8 million, $2.2 million or 20.4% of the decrease was due to negative currency translation.

Cost of Products Sold and Gross Profit

(Dollars in thousands)	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Cost of products sold	$75,318	$82,510	$(7,192)	(8.7)%
% of Net sales	75.9%	75.0%
Gross Margin	24.1%	25.0%

The decrease in gross margin was principally due to the volume decreases from 2014 to 2015 and were not otherwise significantly impacted by any unusual cost increases. Cost of material was lower as a percent of net sales due to product mix. However, labor and overhead increased as a percent of net sales due to the lower volume and increased health care expenses of approximately 59 basis points.

Selling, General and Administrative Expenses (SG&A)

(Dollars in thousands)	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Selling, general and administrative expenses	$13,312	$12,861	$451	3.5%
% of Net sales	13.4%	11.7%

PART I – CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

The increase in SG&A expenses as a percent of net sales is principally due to volume decreases from 2014 to 2015 and was not otherwise significantly impacted by any unusual cost increases, other than increased health care expenses of approximately 17 basis points.

Net Income

(Dollars in thousands)	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Income before income taxes	$10,913	$14,832	$(3,919)	(26.4)%
% of Net sales	11.0%	13.5%

Income taxes	$3,638	$4,878	$(1,240)	(25.4)%
Effective tax rate	33.3%	32.9%

Net income	$7,275	$9,954	$(2,679)	(26.9)%
% of Net sales	7.3%	9.0%

Earnings Per Share	$0.28	$0.38	$(0.10)	(26.3)%

The decreases in net income and earnings per share were primarily due to the volume decreases from 2014 to 2015 related to substantial global economic uncertainty, including the significant drop in the price of oil beginning in the second half of 2014 and continuing weakness in foreign currency exchange rates relative to the U.S. dollar, which is an additional negative influence on global capital goods investment. The difference in the effective tax rate between the two periods is primarily due to the federal research and development tax credit that has not been extended for 2015.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2015	2014
Net cash provided by (used for) operating activities	$8,963	$(1,363)
Net cash used for investing activities	(1,397)	(1,591)
Net cash used for financing activities	(5,626)	(6,529)

Cash and cash equivalents and short-term investments totaled $27.6 million, and there was $9.0 million in outstanding bank debt at March 31, 2015. In addition, the Company had $24.3 million available in bank lines of credit after deducting $5.7 million in outstanding letters of credit primarily related to customer orders. At March 31, 2015 the Company was in compliance with its nominal restrictive covenants, including limits on additional borrowings and maintenance of certain operating and financial ratios. Working capital rose $5.1 million from December 31, 2014 to a record $141.5 million at March 31, 2015 principally due to work in-process inventory for the PCCP project.

The primary drivers of operating cash flows during the first three months of 2015 were business operations. Also, accounts payable and commissions payable increased driven by timing and product mix, respectively. During this same period in 2014 operating cash flows were primarily driven by increased accounts receivable due to record sales during the period.

During the first three months of 2015, investing activities of $1.4 million primarily consisted of capital expenditures for machinery and equipment and building improvements. Net capital expenditures for 2015, consisting primarily of machinery and equipment, a new operations facility in Ireland and other building improvements, are currently estimated to be in the range of $13 to $15 million and are expected to be financed through internally generated funds. During the first three months of 2014, investing activities of $ 1.6 million consisted primarily of capital expenditures for machinery and equipment.

PART I – CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Net cash used for financing activities for the first three months of 2015 consisted of dividend payments of $2.6 million and re-payment of $3.0 million in short-term debt. The ratio of current assets to current liabilities was 3.2 to 1 at March 31, 2015 and 3.1 to 1 at December 31, 2014.

Critical Accounting Policies

Our critical accounting policies are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our Consolidated Financial Statements for the year ended December 31, 2014 contained in our Fiscal 2014 Annual Report on Form 10-K. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the notes to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

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

Such factors include, but are not limited to: (1) continuation of the current and projected future business environment, including interest rates, changes in foreign exchange rates, commodity pricing and capital and consumer spending and volatility in domestic oil production activity; (2) competitive factors and competitor responses to initiatives of The Gorman-Rupp Company; (3) successful development and market introductions of anticipated new products; (4) stability of government laws and regulations, including taxes; (5) stable governments and business conditions in emerging economies; (6) successful penetration of emerging economies; (7) unforeseen delays or disruptions in the New Orleans flood control project, including any further revisions to the timing of shipments for the project; (8) continuation of the favorable environment to make acquisitions, domestic and foreign, including regulatory requirements and market values of potential candidates and our ability to successfully integrate and realize the anticipated benefits of completed acquisitions; and (9) risks described from time to time in our reports filed with the Securities and Exchange Commission. Except to the extent required by law, we do not undertake and specifically decline any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.

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

PART I – CONTINUED

ITEM 4.	CONTROLS AND PROCEDURES – CONTINUED

Disclosure controls and procedures are also designed to ensure that information required to be disclosed in Company reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s Management, including the principal executive officer and the principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

An evaluation was carried out under the supervision and with the participation of the Company’s Management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the first recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no material changes from the legal proceedings previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 1A.	RISK FACTORS

There are no material changes from the risk factors previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 6.	EXHIBITS

Exhibit (3)(ii) (4)	Regulations, as amended

Exhibit 31.1	Certification of Jeffrey S. Gorman, Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Wayne L. Knabel, Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

Exhibit 101	Financial statements from the Quarterly Report on Form 10-Q of The Gorman-Rupp Company for the quarter ended March 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Gorman-Rupp Company
(Registrant)

Date: April 29, 2015

	By:	/s/ Wayne L. Knabel
Wayne L. Knabel
Chief Financial Officer