Form 10-Q
period 2015-06-30
GORMAN RUPP CO
filed 2015-07-29
CIK 42682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

There were 26,260,043 shares of common stock, without par value, outstanding at July 24, 2015.

*******************

Page 1 of 21 pages

The Gorman-Rupp Company and Subsidiaries

Three and Six Months Ended June 30, 2015 and 2014

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	3

	Condensed Consolidated Statements of Income -Three Months Ended June 30, 2015 and 2014 -Six Months Ended June 30, 2015 and 2014	3

	Condensed Consolidated Statements of Comprehensive Income -Three Months Ended June 30, 2015 and 2014 -Six Months Ended June 30, 2015 and 2014	4

	Condensed Consolidated Balance Sheets -June 30, 2015 and December 31, 2014	5

	Condensed Consolidated Statements of Cash Flows -Six Months Ended June 30, 2015 and 2014	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4.	Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 6.	Exhibits	18

EX-31.1	Section 302 Principal Executive Officer (PEO) Certification	19

EX-31.2	Section 302 Principal Financial Officer (PFO) Certification	20

EX-32	Section 1350 Certifications	21

EX-101	Financial statements from the Quarterly Report on Form 10-Q of The Gorman-Rupp Company for the quarter ended June 30, 2015 formatted in eXtensible Business Reporting Language (XBRL)

PART I. FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS (UNAUDITED)

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2015	2014	2015	2014
Net sales	$103,892	$109,728	$203,125	$219,792
Cost of products sold	79,751	82,824	155,069	165,334

Gross profit	24,141	26,904	48,056	54,458
Selling, general and administrative expenses	14,258	13,483	27,570	26,344

Operating income	9,883	13,421	20,486	28,114
Other income	122	184	453	357
Other expense	(140)	(377)	(161)	(411)

Income before income taxes	9,865	13,228	20,778	28,060
Income taxes	3,236	4,368	6,874	9,246

Net income	$6,629	$8,860	$13,904	$18,814

Earnings per share	$0.25	$0.34	$0.53	$0.72
Cash dividends per share	$0.10	$0.09	$0.20	$0.18
Average number of shares outstanding	26,260,543	26,253,043	26,260,543	26,253,043

See notes to condensed consolidated financial statements.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Net income	$6,629	$8,860	$13,904	$18,814
Cumulative translation adjustments	621	207	(2,215)	(149)
Pension and postretirement medical liability adjustments, net of tax	1,162	37	1,388	211

Other comprehensive income (loss)	1,783	244	(827)	62

Comprehensive income	$8,412	$9,104	$13,077	$18,876

See notes to condensed consolidated financial statements.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)	June 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$25,989	$ 24,491
Accounts receivable - net	76,785	70,734
Inventories	93,224	94,760
Deferred income taxes and other current assets	9,576	10,724

Total current assets	205,574	200,709
Property, plant and equipment	269,983	266,660
Less accumulated depreciation	138,567	132,696

Property, plant and equipment - net	131,416	133,964
Deferred income taxes and other	6,034	6,313
Goodwill and other intangible assets - net	39,053	39,918

Total assets	$382,077	$380,904

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$17,897	$ 17,908
Short-term debt	6,000	12,000
Payroll and related liabilities	11,178	11,355
Commissions payable	9,408	9,448
Deferred revenue	2,167	4,166
Accrued expenses	10,019	9,469

Total current liabilities	56,669	64,346
Pension benefits	5,247	4,496
Postretirement benefits	21,589	21,297
Deferred and other income taxes	8,780	8,798

Total liabilities	92,285	98,937
Shareholders’ equity
Outstanding common shares: 26,260,543 at June 30, 2015 and December 31, 2014 (net of 788,253 treasury shares, respectively), at stated capital amounts	5,133	5,133
Additional paid-in capital	3,059	3,059
Retained earnings	299,753	291,101
Accumulated other comprehensive loss	(18,153)	(17,326)

Total shareholders’ equity	289,792	281,967

Total liabilities and shareholders’ equity	$382,077	$380,904

See notes to condensed consolidated financial statements.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Dollars in thousands)	2015	2014
Cash flows from operating activities:
Net income	$13,904	$18,814
Adjustments to reconcile net income attributable to net cash provided by operating activities:
Depreciation and amortization	7,532	7,048
Pension expense	3,277	1,437
Contributions to pension plan	—	(1,200)
Changes in operating assets and liabilities:
Accounts receivable - net	(6,060)	(13,660)
Inventories - net	1,510	3,396
Accounts payable	(11)	1,650
Commissions payable	(40)	628
Deferred revenue	(1,999)	(1,736)
Accrued expenses	355	(49)
Benefit obligations and other	(954)	(4,345)

Net cash provided by operating activities	17,514	11,983
Cash flows from investing activities:
Capital additions - net	(4,104)	(5,586)
Acquisition, net of cash acquired	34	(16,280)

Net cash used in investing activities	(4,070)	(21,866)
Cash flows from financing activities:
Cash dividends	(5,252)	(4,726)
Proceeds from bank borrowings	—	18,000
Payments to bank for borrowings	(6,000)	(4,333)

Net cash (used in) provided by financing activities	(11,252)	8,941
Effect of exchange rate changes on cash	(694)	(735)

Net increase (decrease) in cash and cash equivalents	1,498	(1,677)
Cash and cash equivalents:
Beginning of period	24,491	31,123

End of period	$25,989	$29,446

See notes to condensed consolidated financial statements.

PART I

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements include the accounts of The Gorman-Rupp Company (the “Company” or “Gorman-Rupp”) and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2015 are not necessarily indicative of results that may be expected for the year ending December 31, 2015. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, from which related information herein has been derived.

NOTE B - RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board issued ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes most current revenue recognition guidance, including industry-specific guidance, and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and is to be applied retrospectively, with early application not permitted. The Company currently does not expect the adoption of ASU 2014-09 to have a material impact on its consolidated financial statements.

NOTE C - INVENTORIES

Inventories are stated at the lower of cost or market. The costs for approximately 73% of inventories at June 30, 2015 and 75% of inventories at December 31, 2014 are determined using the last-in, first-out (LIFO) method, with the remainder determined using the first-in, first-out (FIFO) method applied on a consistent basis. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management’s estimate of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation.

The major components of inventories are as follows (net of LIFO reserves of $59.4 million and $57.9 million at June 30, 2015 and December 31, 2014, respectively):

(Dollars in thousands)	June 30, 2015	December 31, 2014
Raw materials and in-process	$30,062	$16,217
Finished parts	49,684	42,414
Finished products	13,478	36,129

Total inventories	$93,224	$94,760

PART I – CONTINUED

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

NOTE D - PRODUCT WARRANTIES

A liability is established for estimated future warranty and service claims based on historical claims experience and specific product failures. The Company expenses warranty costs directly to cost of products sold. Changes in the Company’s product warranty liability are:

	June 30,
(Dollars in thousands)	2015	2014
Balance at beginning of year	$1,189	$1,170
Provision	734	811
Claims	(727)	(862)

Balance at end of period	$1,196	$1,119

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

During the second quarter of 2015 the Company recorded a non-cash settlement loss relating to retirees that received lump-sum distributions from the Company’s defined benefit pension plan totaling $1.5 million. This charge was the result of lump-sum payments to retirees which exceeded the plan’s actuarial service and interest cost threshold for 2015.

The following tables present the components of net periodic benefit cost:

	Pension Benefits		Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Service cost	$783	$726	$ 299	$ 226
Interest cost	659	728	199	212
Expected return on plan assets	(1,067)	(1,170)	—	—
Recognized actuarial loss (gain)	537	457	(164)	(380)
Settlement loss	1,452	—	—	—

Net periodic benefit cost	$2,364	$741	$ 334	$ 58

PART I – CONTINUED

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

NOTE E - PENSION AND OTHER POSTRETIREMENT BENEFITS – CONTINUED

	Pension Benefits		Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Service cost	$1,567	$1,452	$598	$453
Interest cost	1,318	1,448	397	424
Expected return on plan assets	(2,134)	(2,378)	—	—
Recognized actuarial loss (gain)	1,074	915	(327)	(577)
Settlement loss	1,452	—	—	—

Net periodic benefit cost	$3,277	$1,437	$668	$300

NOTE F – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The reclassifications out of accumulated other comprehensive loss as reported in the Consolidated Statements of Income are:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Pension and other postretirement benefits:
Recognized actuarial loss (a)	$384	$77	$739	$338
Settlement loss (b)	959	—	959	—
Settlement loss (c)	493	—	493	—

Total before income tax	1,836	77	2,191	338
Income tax	(674)	(40)	(803)	(127)

Net of income tax	$1,162	$37	$1,388	$211

(a)	The recognized actuarial loss is included in the computation of net periodic benefit cost. See Note E for additional details.

(b)	This portion of the settlement loss is included in Cost of products sold on the Statements of Income.

(c)	This portion of the settlement loss in included in Selling, general & administrative expenses on the Statements of Income.

The components of accumulated other comprehensive loss as reported in the Consolidated Balance Sheets are:

(Dollars in thousands)	Currency Translation Adjustments	Pension and Other Postretirement Benefits	Accumulated Other Comprehensive Income (loss)
Balance at January 1, 2015	$(4,338)	$(12,988)	$(17,326)
Reclassification adjustments	—	2,191	2,191
Current period credit (charge)	(2,215)	—	(2,215)
Income tax expense	—	(803)	(803)

Balance at June 30, 2015	$(6,553)	$(11,600)	$(18,153)

PART I – CONTINUED

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

NOTE F – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) – CONTINUED

(Dollars in thousands)	Currency Translation Adjustments	Pension and Other Postretirement Benefits	Accumulated Other Comprehensive Income (loss)
Balance at January 1, 2014	$(1,062)	$(7,399)	$(8,461)
Reclassification adjustments	—	—	—
Current period credit (charge)	(149)	338	187
Income tax expense	—	(127)	(127)

Balance at June 30, 2014	$(1,211)	$(7,188)	$(8,399)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We continually invest in training for our employees, in new product development and in modern manufacturing equipment, technology and facilities all designed to increase production efficiency and capacity and drive growth by delivering innovative solutions to our customers. We believe that the diversity of our markets is a major contributor to the relatively stable financial growth we have produced over the past 80 plus years.

Due to recent increased retirements and a related surge in lump sum pension payments, the Company recorded a GAAP-required $1.5 million non-cash pension settlement charge during the second quarter of 2015 relating to its defined benefit pension plan of which $959,000 related to cost of products sold and $493,000 related to selling, general and administrative expenses. We expect that a non-cash charge will recur during the remainder of this year as additional expected retirements occur. The rate of retirements was less in 2014 and in the first quarter of 2015 and a settlement charge was not required in those periods.

Net sales during the second quarter of 2015 were $103.9 million compared to $109.7 million during the second quarter of 2014, a decrease of 5.3%. Gross profit was $24.1 million for the second quarter of 2015, resulting in gross margin of 23.2% compared to 24.5% for the same period in 2014. Operating income was $9.9 million, resulting in operating margin of 9.5% for the second quarter of 2015 compared to an operating margin of 12.2% for the same period in 2014. Net income was $6.6 million during the second quarter of 2015 compared to $8.9 million in the second quarter of 2014 and earnings per share were $0.25 and $0.34 for the respective periods. The quarter’s gross profit and operating income margin declines were due principally to the sales volume decreases from 2014 to 2015, and the non-cash pension settlement charge described above of 100 and 140 basis points, respectively.

Net sales during the first six months of 2015 were $203.1 million compared to a record $219.8 million during the same period last year, a decrease of 7.6%. Gross profit was $48.1 million for the first six months of 2015, resulting in gross margin of 23.7% compared to 24.8% for the same period in 2014. Operating income was $20.5 million, resulting in operating margin of 10.1% for the first six months of 2015 compared to an operating margin of 12.8% for the same period in 2014. Net income was $13.9 million during the first six months of 2015 compared to $18.8 million in the same period last year and earnings per share were $0.53 and $0.72 for the respective periods. The first half’s gross profit and operating income margin declines were due principally to the sales volume decreases from the records of 2014 to 2015, and the non-cash pension settlement charge described above of 40 and 70 basis points, respectively.

PART I – CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

The Company’s backlog of orders was $144.2 million at June 30, 2015 compared to $173.8 million a year ago and $160.7 million at December 31, 2014. The decrease in backlog from a year ago is due principally to record shipments during the second half of 2014, approximately $30.8 million related to the Permanent Canal Closures and Pumps (“PCCP”) project, and a decline in order rates due to inconsistent economic conditions in most markets. Approximately $27.4 million of orders related to the PCCP project remain in the June 30, 2015 backlog total. Approximately $18.7 million of the remaining PCCP project orders are scheduled to ship during the last half of 2015 and $8.7 million of related installation services are scheduled during the first three quarters of 2016.

The Company places a strong emphasis on cash flow generation and having excellent liquidity and financial flexibility. This focus has afforded us the ability to continually reward shareholders with increased dividends, reinvest our cash resources and preserve a strong balance sheet to position us for future opportunities. Net capital expenditures for 2015, consisting primarily of machinery and equipment, a new operations facility in Ireland and other building improvements, are currently estimated to be in the range of $11 to $13 million and are expected to be financed through internally generated funds.

On July 23, 2015, the Board of Directors authorized the payment of a quarterly cash dividend of $ 0.10 per share, representing the 262nd consecutive quarterly dividend to be paid by the Company. During 2014, the Company again paid increased dividends and thereby attained its forty-second consecutive year of increased dividends. These consecutive years place Gorman-Rupp in the top 50 of all U.S. public companies with respect to number of consecutive years of increased dividend payments.

The Company currently expects to continue its exceptional history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent upon our assessment of the Company’s financial condition and business outlook at the applicable time.

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

Outlook

The business environment in most of the markets we serve has improved since the economic downturn in 2008 and 2009 as the U.S. economy has steadily recovered from the recession. However, the recent economic impacts of the rapid decline in oil and natural gas prices and related production has had a substantive negative affect on our construction, rental and industrial pumps markets, and indirectly impacted most of our other markets. Additionally, the strong U.S. dollar has worked against our export sales, and lower commodity prices combined with unseasonably wet weather conditions in most parts of the country negatively impacted agricultural sales. Despite this, the Company expects that fire and municipal pump sales will continue to improve gradually and our portion of the New Orleans PCCP flood control project will remain on schedule for the remainder of this year and 2016. Although these strong headwinds may well continue for several more quarters, the Company intends to remain focused on our long-term track record of solid organic growth combined with strategic acquisition opportunities.

Generally we believe that the Company is well positioned to grow organically at historically comparable sales growth rates and operating margins over the long term by expanding our customer base both domestically and globally, and through new product offerings. We expect that the well-publicized increasing need for water and wastewater infrastructure rehabilitation within the United States, and even greater needs internationally, especially in emerging economies, along with increasing demand for pumps and pump systems for industrial and agricultural applications, will provide excellent growth opportunities for Gorman-Rupp in the future.

PART I – CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Second Quarter 2015 Compared to Second Quarter 2014

Net Sales

	Three Months Ended June 30,
(Dollars in thousands)	2015	2014	$ Change	% Change
Net sales	$103,892	$109,728	$(5,836)	(5.3)%

Sales in the water end markets were comparable between periods as they increased approximately $700,000 or 1.0%. The change includes increased sales in the fire protection market of $8.2 million due to both higher international sales of $5.7 million to Middle-Eastern and Pacific-Rim countries and domestic sales of $2.5 million driven primarily by product sold for the now-halted Keystone pipeline. This increase was offset by lower sales in the construction market, including rental sales, of $3.9 million due primarily to the decline in drilling of oil and gas in North America. Sales in the municipal market decreased $2.2 million driven by lower sales of large volume pumps for wastewater and water supply projects, despite increased shipments related to the PCCP project of $9.1 million. Also, sales decreased in the agricultural market $1.8 million primarily due to depressed domestic farm income in 2015 and unseasonably wet weather conditions in most locations domestically.

Sales decreased $6.5 million in non-water markets primarily due to lower sales in the OEM market of $5.1 million related to power generation equipment and pumps for military applications. Sales in the petroleum market decreased approximately $900,000 due primarily to lower international shipments.

Domestic sales decreased 10.8% or $8.4 million principally due to lower sales in the construction, agriculture and OEM markets. International sales increased 7.9% or $2.5 million principally due to higher sales in the fire protections market. Of the total decrease in net sales in the second quarter of 2015 of $5.8 million, $2.1 million or 36.2% of the decrease was due to unfavorable foreign currency translation.

Cost of Products Sold and Gross Profit

	Three Months Ended June 30,
(Dollars in thousands)	2015	2014	$ Change	% Change
Cost of products sold	$79,751	$82,824	$(3,073)	(3.7)%
% of Net sales	76.8%	75.5%
Gross margin	23.2%	24.5%

The increase in cost of products sold as percent of net sales was principally due to higher pension cost of 109 basis points, of which $959,000 or 100 basis points was attributable to the non-cash pension settlement charge described above. In addition, labor and overhead increased as a percent of net sales due to volume decreases from 2014 to 2015 and health care expense increased 39 basis points. Cost of material was lower as a percent of net sales primarily due to product mix.

PART I – CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Selling, General and Administrative Expenses (SG&A)

	Three Months Ended June 30,
(Dollars in thousands)	2015	2014	$ Change	% Change
Selling, general and administrative expenses	$14,258	$13,483	$775	5.7%
% of Net sales	13.7%	12.3%

The increase in SG&A expenses as a percent of net sales is principally due to higher pension cost of 55 basis points, of which $493,000 or 40 basis points was attributable to the non-cash pension settlement charge described above. In addition, personal property taxes and professional fees increased approximately 15 and 13 basis points, respectively. The remaining increase is due primarily to volume decreases from 2014 to 2015 and the inclusion of Bayou City Pump Company which was acquired in June 2014.

Net Income

	Three Months Ended June 30,
(Dollars in thousands)	2015	2014	$ Change	% Change
Income before income taxes	$9,865	$13,228	$(3,363)	(25.4)%
% of Net sales	9.5%	12.1%

Income taxes	$3,236	$4,368	$(1,132)	(25.9)%
Effective tax rate	32.8%	33.0%

Net income	$6,629	$8,860	$(2,231)	(25.2)%
% of Net sales	6.4%	8.1%

Earnings per share	$0.25	$0.34	$(0.09)	(26.5)%

The decreases in net income and earnings per share were primarily due to decreased sales during the quarter of $5.8 million, and a pension settlement charge described above, net of income taxes, of $966,000 or $0.04 per share.

Six Months 2015 Compared to Six Months 2014

Net Sales

	Six Months Ended June 30,
(Dollars in thousands)	2015	2014	$ Change	% Change
Net sales	$203,125	$219,792	$(16,667)	(7.6)%

Sales decreased $8.5 million in the water end markets due to lower sales in the construction market, including rental sales, of $8.2 million due primarily to the decline in fracking activity in North America and the global decline in oil and gas production, which affected both domestic and international sales. Sales in the municipal market decreased $3.9 million driven by lower sales of large volume pumps for wastewater and water supply projects, despite increased shipments related to the PCCP project of $16.5 million. Sales decreased in the agricultural market $4.8 million primarily due to depressed domestic farm income in 2015 and unseasonably wet weather conditions in most locations domestically. These decreases were offset by increased sales in the fire protection market of $6.7 million due to higher international sales to Middle-Eastern and Pacific-Rim countries.

Sales decreased $8.1 million in non-water markets primarily due to lower sales in the OEM market related to power generation equipment and pumps for military applications and residential appliances.

PART I – CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Domestic sales decreased 10.0% or $15.0 million principally due to lower sales in the construction, agriculture and OEM markets. International sales decreased 2.4% or $1.7 million principally due to lower sales in the construction, municipal and industrial markets, partially offset by higher sales in the fire protection market. Of the total decrease in net sales during the six month period ended June 30, 2015 of $16.7 million, $4.3 million or 25.7% of the decrease was due to unfavorable currency translation.

Cost of Products Sold and Gross Profit

	Six Months Ended June 30,
(Dollars in thousands)	2015	2014	$ Change	% Change
Cost of products sold	$155,069	$165,334	$(10,265)	(6.2)%
% of Net sales	76.3%	75.2%
Gross margin	23.7%	24.8%

The increase in cost of products sold as a percent of net sales was principally due to higher pension cost of 66 basis points, of which $959,000 or 40 basis points was attributable to the non-cash pension settlement charge described above. In addition, labor and overhead increased as a percent of net sales due to volume decreases from 2014 to 2015 and health care expenses increased approximately 49 basis points. Cost of material was lower as a percent of net sales primarily due to product mix.

Selling, General and Administrative Expenses (SG&A)

	Six Months Ended June 30,
(Dollars in thousands)	2015	2014	$ Change	% Change
Selling, general and administrative expenses	$27,570	$26,344	$1,226	4.7%
% of Net sales	13.6%	12.0%

The increase in SG&A expenses as a percent of net sales is principally due to higher pension cost of 34 basis points, of which $493,000 or 30 basis points was attributable to the non-cash pension settlement charge described above. The remaining increase is due primarily to volume decreases from 2014 to 2015 and the inclusion of Bayou City Pump Company which was acquired in June 2014.

Net Income

	Six Months Ended June 30,
(Dollars in thousands)	2015	2014	$ Change	% Change
Income before income taxes	$20,778	$28,060	$(7,282)	(26.0)%
% of Net sales	10.2%	12.8%

Income taxes	$6,874	$9,246	$(2,372)	(25.7)%
Effective tax rate	33.1%	33.0%

Net income	$13,904	$18,814	$(4,910)	(26.1)%
% of Net sales	6.8%	8.6%

Earnings per share	$0.53	$0.72	$(0.19)	(26.4)%

The decreases in net income and earnings per share were primarily due to decreased sales during the first six months of 2015 of $16.7 million from the record 2014, and a pension settlement charge described above, net of income taxes, of $966,000 or $0.04 per share.

PART I – CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Liquidity and Capital Resources

	Six Months Ended June 30, 2015
	2015	2014
Net cash provided by operating activities	$17,514	$11,983
Net cash used in investing activities	(4,070)	(21,866)
Net cash provided by (used in) financing activities	(11,252)	8,941

Cash and cash equivalents and short-term investments totaled $26.2 million, and there was $6.0 million in outstanding bank debt at June 30, 2015. In addition, the Company had $24.4 million available in bank lines of credit after deducting $5.6 million in outstanding letters of credit primarily related to customer orders. The Company was in compliance with its nominal restrictive covenants, including limits on additional borrowings and maintenance of normal operating and financial ratios, at June 30, 2015.

Working capital rose $12.5 million from December 31, 2014 to a record $148.9 million at June 30, 2015 principally due to higher accounts receivable from June shipments related to the PCCP project and the re-payment of short-term debt of $6.0 million during the period.

The primary driver of operating cash flows during the first six months of 2015 was net earnings during the period combined with non-cash charges relating to depreciation and amortization and pension expense, offset by changes in working capital. During this same period in 2014 operating cash flows beyond net earnings were primarily driven by increased accounts receivable due to record sales during the period.

During the first six months of 2015, investing activities of $4.1 million primarily consisted of net capital expenditures for machinery and equipment and building improvements. Net capital expenditures for the full year of 2015, consisting principally of machinery and equipment, a new operations facility in Ireland and other building improvements, are estimated to be in the range of $11 to $13 million and are expected to be principally financed through internally generated funds. During the first six months of 2014, investing activities of $21.9 million consisted primarily of the purchase of Bayou City Pump Company and capital expenditures for machinery and equipment and building improvements.

Net cash used in financing activities for the first six months of 2015 consisted of dividend payments of $5.3 million and re-payment of $6.0 in short-term debt. During the first six months of 2014, net cash provided by financing activities consisted of the borrowing of $18.0 million to fund the acquisition of Bayou City Pump Company, offset by dividend payments of $4.7 million and re-payment of $4.3 million in short-term debt. The ratio of current assets to current liabilities was 3.6 to 1 at June 30, 2015 and 3.1 to 1 at December 31, 2014.

On July 23, 2015, the Board of Directors of the Company declared a quarterly cash dividend of $ 0.10 per share on the common stock of the Company, payable September 10, 2015, to shareholders of record August 14, 2015. This marks the 262nd consecutive dividend paid by The Gorman-Rupp Company.

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

An evaluation was carried out under the supervision and with the participation of the Company’s Management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015.

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

ITEM 6.	EXHIBITS

Exhibit 10.1	The Gorman-Rupp Company 2015 Omnibus Incentive Plan, which is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 28, 2015. (File No. 1-06747)

Exhibit 10.2	Form of Performance Share Grant Agreement under The Gorman-Rupp Company 2015 Omnibus Incentive Plan, which is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 4, 2015. (File No. 1-06747)

Exhibit 31.1	Certification of Jeffrey S. Gorman, Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Wayne L. Knabel, Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

Exhibit 101	Financial statements from the Quarterly Report on Form 10-Q of The Gorman-Rupp Company for the quarter ended June 30, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Gorman-Rupp Company
(Registrant)

Date: July 29, 2015

	By:	/s/ Wayne L. Knabel
Wayne L. Knabel
Chief Financial Officer