Form 10-Q
period 2015-09-30
GORMAN RUPP CO
filed 2015-10-28
CIK 42682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

There were 26,083,623 shares of common stock, without par value, outstanding at October 23, 2015.

The Gorman-Rupp Company and Subsidiaries

Three and Nine Months Ended September 30, 2015 and 2014

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	3

	Condensed Consolidated Statements of Income -Three Months Ended September 30, 2015 and 2014 -Nine Months Ended September 30, 2015 and 2014	3

	Condensed Consolidated Statements of Comprehensive Income -Three Months Ended September 30, 2015 and 2014 -Nine Months Ended September 30, 2015 and 2014	4

	Condensed Consolidated Balance Sheets -September 30, 2015 and December 31, 2014	5

	Condensed Consolidated Statements of Cash Flows -Nine Months Ended September 30, 2015 and 2014	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4.	Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered sales of equity securities and use of proceeds	18

Item 6.	Exhibits	19

EX-31.1	Section 302 Principal Executive Officer (PEO) Certification	21

EX-31.2	Section 302 Principal Financial Officer (PFO) Certification	22

EX-32	Section 1350 Certifications	23

EX-101	Financial statements from the Quarterly Report on Form 10-Q of The Gorman-Rupp Company for the quarter ended September 30, 2015 formatted in eXtensible Business Reporting Language (XBRL)

PART I. FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS (UNAUDITED)

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2015	2014	2015	2014
Net sales	$104,229	$110,159	$307,354	$329,951
Cost of products sold	80,917	82,093	235,986	247,427

Gross profit	23,312	28,066	71,368	82,524
Selling, general and administrative expenses	14,363	14,046	41,933	40,390

Operating income	8,949	14,020	29,435	42,134
Other income	99	261	515	605
Other expense	—	—	(124)	(398)

Income before income taxes	9,048	14,281	29,826	42,341
Income taxes	3,155	4,842	10,029	14,088

Net income	$5,893	$9,439	$19,797	$28,253

Earnings per share	$0.22	$0.36	$0.75	$1.08
Cash dividends per share	$0.10	$0.09	$0.30	$0.27
Average number of shares outstanding	26,165,810	26,260,543	26,228,618	26,255,570

See notes to condensed consolidated financial statements.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Net income	$5,893	$9,439	$19,797	$28,253
Cumulative translation adjustments	(1,342)	(1,939)	(3,557)	(2,089)
Pension and postretirement medical liability adjustments, net of tax	1,448	15	2,836	227

Other comprehensive income (loss)	106	(1,924)	(721)	(1,862)

Comprehensive income	$5,999	$7,515	$19,076	$26,391

See notes to condensed consolidated financial statements.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)	September 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$33,822	$ 24,491
Accounts receivable – net	74,544	70,734
Inventories	82,790	94,760
Deferred income taxes and other current assets	9,051	10,724

Total current assets	200,207	200,709
Property, plant and equipment	272,701	266,660
Less accumulated depreciation	140,706	132,696

Property, plant and equipment - net	131,995	133,964
Deferred income taxes and other	4,481	6,313
Goodwill and other intangible assets - net	41,141	39,918

Total assets	$377,824	$380,904

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$16,330	$17,908
Short-term debt	1,970	12,000
Payroll and related liabilities	14,684	11,355
Commissions payable	9,707	9,448
Deferred revenue	2,192	4,166
Accrued expenses	7,905	9,469

Total current liabilities	52,788	64,346
Pension benefits	5,666	4,496
Postretirement benefits	21,720	21,297
Deferred and other income taxes	8,834	8,798

Total liabilities	89,008	98,937
Shareholders’ equity
Outstanding common shares: 26,083,623 at September 30, 2015 and 26,260,543 at December 31, 2014 (net of 965,173 and 788,253 treasury shares, respectively), at stated capital amounts	5,095	5,133
Additional paid-in capital	—	3,059
Retained earnings	301,768	291,101
Accumulated other comprehensive loss	(18,047)	(17,326)

Total shareholders’ equity	288,816	281,967

Total liabilities and shareholders’ equity	$377,824	$380,904

See notes to condensed consolidated financial statements.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014
Cash flows from operating activities:
Net income	$19,797	$28,253
Adjustments to reconcile net income attributable to net cash provided (used) by operating activities:
Depreciation and amortization	11,356	10,751
Pension expense, including 2015 non-cash settlement loss	6,157	2,145
Contributions to pension plan	—	(2,500)
Changes in operating assets and liabilities:
Accounts receivable - net	(2,536)	(8,297)
Inventories - net	12,604	(519)
Accounts payable	(2,195)	1,294
Commissions payable	260	1,039
Deferred revenue	(1,974)	(3,174)
Accrued expenses	1,678	2,673
Benefit obligations and other	(245)	(6,841)

Net cash provided by operating activities	44,902	24,824
Cash flows from investing activities:
Capital additions - net	(6,647)	(7,680)
Acquisition, net of cash acquired	(3,386)	(16,280)

Net cash used for investing activities	(10,033)	(23,960)
Cash flows from financing activities:
Cash dividends	(7,860)	(7,089)
Treasury stock purchase	(4,579)	—
Proceeds from bank borrowings	—	18,000
Payments to bank for borrowings	(12,044)	(9,833)

Net cash (used for) provided by financing activities	(24,483)	1,078
Effect of exchange rate changes on cash	(1,055)	(125)

Net increase in cash and cash equivalents	9,331	1,817
Cash and cash equivalents:
Beginning of period	24,491	31,123

End of period	$33,822	$32,940

See notes to condensed consolidated financial statements.

PART I

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The consolidated financial statements include the accounts of The Gorman-Rupp Company (the “Company” or “Gorman-Rupp”) and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of results that may be expected for the year ending December 31, 2015. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, from which related information herein has been derived.

NOTE B - RECENTLY ISSUED ACCOUNTING STANDARDS

The Company considers the applicability and impact of all Accounting Standard Updates (“ASUs”). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s consolidated financial statements.

In May 2014, the Financial Accounting Standards Board issued ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes most current revenue recognition guidance, including industry-specific guidance, and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The original standard was effective for fiscal years beginning after December 15, 2016; however, in July 2015, the FASB approved a one-year deferral of this standard, with a new effective date for fiscal years beginning after December 15, 2017. The Company currently does not expect the adoption of ASU 2014-09 to have a material impact on its consolidated financial statements.

NOTE C - INVENTORIES

Inventories are stated at the lower of cost or market. The costs for approximately 73% of inventories at September 30, 2015 and 75% of inventories at December 31, 2014 are determined using the last-in, first-out (LIFO) method, with the remainder determined using the first-in, first-out (FIFO) method applied on a consistent basis. An annual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management’s estimate of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation.

The major components of inventories are as follows (net of LIFO reserves of $59.7 million and $57.9 million at September 30, 2015 and December 31, 2014, respectively):

(Dollars in thousands)	September 30, 2015	December 31, 2014
Raw materials and in-process	$22,704	$16,217
Finished parts	48,390	42,414
Finished products	11,696	36,129

Total inventories	$82,790	$94,760

PART I – CONTINUED

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

NOTE D - PRODUCT WARRANTIES

A liability is established for estimated future warranty and service claims based on historical claims experience and specific product failures. The Company expenses warranty costs directly to cost of products sold. Changes in the Company’s product warranty liability are:

	September 30,
(Dollars in thousands)	2015	2014
Balance at beginning of year	$1,166	$1,170
Provision	1,104	1,161
Claims	(1,003)	(1,214)

Balance at end of period	$1,267	$1,117

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

The following tables present the components of net periodic benefit cost:

	Pension Benefits		Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Service cost	$765	$726	$ 299	$ 227
Interest cost	664	723	198	212
Expected return on plan assets	(1,009)	(1,188)	—	—
Recognized actuarial loss (gain)	571	333	(163)	(311)
Settlement loss	1,890	—	—	—

Net periodic benefit cost	$2,881	$594	$ 334	$ 128

PART I – CONTINUED

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

	Pension Benefits		Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Service cost	$2,332	$2,178	$897	$680
Interest cost	1,982	2,171	595	636
Expected return on plan assets	(3,144)	(3,566)	—	—
Recognized actuarial loss (gain)	1,645	1,248	(490)	(888)
Settlement loss	3,342	—	—	—

Net periodic benefit cost	$6,157	$2,031	$1,002	$428

NOTE F – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes reclassifications out of accumulated other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Pension and other postretirement benefit:
Recognized actuarial loss (a)	$397	$22	$1,136	$360
Settlement loss (b)	1,320	—	2,279	—
Settlement loss (c)	570	—	1,063	—

Total before income tax	2,287	22	4,478	360
Income tax	(839)	(7)	(1,642)	(133)

Net of income tax	$1,448	$15	$2,836	$227

(a)	The recognized actuarial loss is included in the computation of net periodic benefit cost. See Note E for additional details.

(b)	This portion of the settlement loss is included in Cost of products sold on the Statements of Income.

(c)	This portion of the settlement loss is included in Selling, general and administrative expense on the Statements of Income.

PART I – CONTINUED

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

The following tables summarize changes in accumulated balances for each component of other comprehensive income (loss):

(Dollars in thousands)	Currency Translation Adjustments	Pension and Other Postretirement Benefits	Accumulated Other Comprehensive Income (loss)
Balance at January 1, 2015	$(4,338)	$(12,988)	$(17,326)
Reclassification adjustments	—	4,478	4,478
Current period credit (charge)	(3,557)	—	(3,557)
Income tax expense	—	(1,642)	(1,642)

Balance at September 30, 2015	$(7,895)	$(10,152)	$(18,047)

(Dollars in thousands)	Currency Translation Adjustments	Pension and Other Postretirement Benefits	Accumulated Other Comprehensive Income (loss)
Balance at January 1, 2014	$(1,062)	$(7,399)	$(8,461)
Current period credit (charge)	(2,089)	360	(1,729)
Income tax expense	—	(133)	(133)

Balance at September 30, 2014	$(3,151)	$(7,172)	$(10,323)

NOTE G – ACQUISITION

In September 2015, the Company’s wholly-owned subsidiary, Gorman-Rupp Europe B.V., purchased the business of Hydro+ SA and Hydro+ Rental SPRL (collectively the “Hydro companies”) effective August 1, 2015 through internally generated cash flows totaling $3.4 million and assumed $2.0 million of bank debt. The allocation of the purchase price to the business acquired is preliminary and will be finalized pending completion of a fair value appraisal process and other purchase accounting matters. Based on the preliminary purchase price allocation for this acquisition, goodwill of $2.6 million was recorded.

The Hydro companies have been the Company’s Belgian pump and pump systems distributor since 1998, and in 2011 formed Hydro+ Rental to expand pump and pump system rentals in the same region. The Hydro companies’ principal products are centrifugal pumps supplied by the Company, and Hydro+ SA has begun converting some of these pumps into packaged pump station systems tailored for its European market. Combined annual revenues of the Hydro companies are approximately $4.0 million.

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

We continually invest in training for our employees, in new product development and in modern manufacturing equipment, technology and facilities all designed to increase production efficiency and capacity and drive growth by delivering innovative solutions to our customers. We believe that the diversity of our markets is a major contributor to the generally stable financial growth we have produced over the past 80 plus years.

Due to recent increased retirements and a related surge in lump sum pension payments, the Company recorded a U.S. GAAP-required $1.9 million non-cash pension settlement charge during the third quarter of 2015 relating to its defined benefit pension plan of which $1.3 million related to cost of products sold and $570,000 related to selling, general and administrative expenses. For the nine months ending September 30, 2015, the Company has recorded a $3.3 million non-cash pension settlement charge of which $2.3 million related to cost of products sold and $1.0 million related to selling, general and administrative expenses. We expect that a similar non-cash charge of approximately $1.0 million will occur during the fourth quarter of this year as additional expected retirements and related lump sum payments are made. The rate of retirements was less in 2014 and in the first quarter of 2015 and settlement charges were not required in those periods.

Net sales during the third quarter of 2015 were $104.2 million compared to a record $110.2 million during the third quarter of 2014, a decrease of 5.4%. Gross profit was $23.3 million for the third quarter of 2015, resulting in gross margin of 22.4% compared to 25.5% for the same period in 2014. Operating income was $8.9 million, resulting in operating margin of 8.6% for the third quarter of 2015 compared to an operating margin of 12.7% for the same period in 2014. Net income was $5.9 million during the third quarter of 2015 compared to $9.4 million in the third quarter of 2014 and earnings per share were $0.22 and $0.36 for the respective periods. The quarter’s gross profit and operating income margin declines were due principally to the sales volume decreases from 2014 to 2015, sales mix changes due to increased shipments and percentages of shipments of lower margin engine and motor equipped systems, and the non-cash pension settlement charge described above of 120 and 180 basis points, respectively. The non-cash pension settlement charge negatively impacted current quarter earnings per share by $0.05 per share.

Net sales during the first nine months of 2015 were $307.4 million compared to a record $330.0 million during the same period last year, a decrease of 6.8%. Gross profit was $71.4 million for the first nine months of 2015, resulting in gross margin of 23.2% compared to 25.0% for the same period in 2014. Operating income was $29.4 million, resulting in operating margin of 9.6% for the first nine months of 2015 compared to an operating margin of 12.8% for the same period in 2014. Net income was $19.8 million during the first nine months of 2015 compared to a record $28.3 million in the same period last year and earnings per share were $0.75 and $1.08 for the respective periods. The nine months gross profit and operating income margin declines were due principally to the sales volume decreases from the records in 2014, sales mix changes due to increased shipments and percentages of shipments of lower margin engine and motor equipped systems, and the non-cash pension settlement charge described above of 80 and 110 basis points, respectively. The non-cash pension settlement charge and currency translation negatively impacted the first nine months of 2015 earnings per share by $0.09 and $0.02 per share, respectively.

The Company’s backlog of orders was $138.8 million at September 30, 2015 compared to $170.0 million a year ago and $160.7 million at December 31, 2014. The decrease in backlog from a year ago is due primarily to approximately $37.5 million of shipments related to the PCCP project in the last twelve months. Although not yet enough to offset our order slowness compared to 2014, we did experience our highest amount of incoming orders of the last four quarters in the current quarter ended September 30, 2015. Approximately $17.8 million of orders related to the PCCP project remain in the September 30, 2015 backlog total. Approximately $8.1 million of the remaining PCCP project orders are scheduled to ship during the fourth quarter of 2015 and $9.7 million of related installation services are scheduled during the first three quarters of 2016.

The Company places a strong emphasis on cash flow generation and having excellent liquidity and financial flexibility. This focus has afforded us the ability to continually reward shareholders with increased dividends, strategically reinvest our cash resources and preserve a strong balance sheet to position us for future growth and acquisition opportunities. Net capital expenditures for the first nine months of 2015 of $6.6 million consisted primarily of machinery and equipment, a new operations facility in Ireland, and other building improvements. The Company also completed the acquisition of Hydro+ SA and Hydro+ Rental SPRL (collectively the “Hydro companies”) for $3.4 million. Capital expenditures for the fourth quarter of 2015 are currently estimated to be in the range of $2 to $4 million and are expected to be financed through internally-generated funds.

PART I – CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

At its October 22, 2015 meeting, the Board of Directors of the Company declared a quarterly cash dividend of $0.105 per share on the common stock of the Company, payable December 10, 2015, to shareholders of record November 13, 2015. The cash dividend represents a 5.0% increase over the dividend paid in the previous quarter. This marks the 263rd consecutive quarterly dividend paid by The Gorman-Rupp Company and the 43rd consecutive year of increased dividends paid to its shareholders. These consecutive years place Gorman-Rupp in the top 50 of all U.S. public companies with respect to number of consecutive years of increased dividend payments.

The Company currently expects to continue its exceptional history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent upon our assessment of the Company’s financial condition and business outlook at the applicable time.

The Company is pleased with Patterson Pump Company’s performance on the PCCP project, for which shipments of the large flood control pumps for New Orleans began in 2014, and it has been a larger contributor to net sales this year. When completed, this flood control project is anticipated to be one of the largest such projects in the world. Also, 2015 results will be the first full fiscal year that includes the operations of Bayou City Pump Company, which we acquired in June 2014 and adds market diversity for our petroleum handling products and services. We also are looking forward to the opportunities resulting from the acquisition of the Hydro companies in Belgium and blending their European pump and pump rental expertise with the Company’s 80-plus years of international design and manufacture of centrifugal pumps and pumping systems and its broad international distribution network.

Outlook

The business environment in most of the markets we serve has improved somewhat since the economic downturn in 2008 and 2009 as the U.S. economy has steadily recovered from the recession. However, the economic impacts of the rapid decline in oil and natural gas prices and related production during the last twelve months have had a substantial negative affect on our construction, rental and industrial pumps markets, and have indirectly impacted most of our other markets. Additionally, the related strength of the U.S. dollar has worked against our export sales, and lower commodity prices combined with unseasonably wet weather conditions in most parts of the United States negatively impacted agricultural sales. Despite these challenges, the Company expects that fire and municipal pump sales will continue to improve gradually and our portion of the New Orleans PCCP flood control project will remain on schedule for the remainder of this year and 2016. While we expect the near-term, including most of 2016, to be similarly challenging, our outlook for the long-term is positive based on our proven track record of providing industry leading high quality products, a long-standing commitment to customer service and a very strong and flexible balance sheet.

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

Third Quarter 2015 Compared to Third Quarter 2014

Net Sales

	Three Months Ended September 30,
(Dollars in thousands)	2015	2014	$ Change	% Change
Net sales	$104,229	$110,159	$(5,930)	(5.4)%

The third quarter activity in water end market sales included $5.3 million of increased sales in the fire protection market due to higher international sales of $3.2 million to Middle-Eastern and Pacific-Rim countries and higher domestic sales of $2.1 million driven primarily by improvement in building construction and an overall increase in market share. Despite increased shipments of $6.4 million related to the Permanent Canal Closures and Pumps (“PCCP”) project in New Orleans, sales in the municipal market decreased $3.9 million overall driven primarily by reduced demand for large volume pumps for wastewater and flood control projects principally due to lack of government funding. Also, sales in the construction market decreased $3.5 million due primarily to the decline in drilling of oil and gas in North America.

PART I – CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Decreased sales in the non-water end markets during the third quarter of 2015 were primarily due to $2.3 million of lower sales in the industrial market also largely due to the downturn in oil and gas. In addition, sales in the OEM market decreased $1.1 million primarily due to lower sales of pumps for military applications.

Domestic sales decreased 7.9% or $6.2 million principally due to lower sales in the municipal and construction markets. International sales were comparable between periods with increased sales in the fire protection market offset by lower sales in all other markets. Of the total decrease in net sales in the third quarter of 2015 of $5.9 million, $1.7 million or 28.8% of the decrease was due to unfavorable foreign currency translation.

Cost of Products Sold and Gross Profit

	Three Months Ended September 30,
(Dollars in thousands)	2015	2014	$ Change	% Change
Cost of products sold	$80,917	$82,093	$(1,176)	(1.4)%
% of Net sales	77.6%	74.5%
Gross margin	22.4%	25.5%

The increase in cost of products sold as percent of net sales was principally due to sales volume decreases during the quarter, sales mix changes due to increased shipments and percentages of shipments of lower margin engine and motor equipped systems and higher pension cost of 146 basis points, of which $1.3 million or 120 basis points was attributable to the non-cash pension settlement charge described above.

Selling, General and Administrative Expenses (SG&A)

	Three Months Ended September 30,
(Dollars in thousands)	2015	2014	$ Change	% Change
Selling, general and administrative expenses	$14,363	$14,046	$317	2.3%
% of Net sales	13.8%	12.8%

The increase in SG&A expenses as a percent of net sales is principally due to higher pension cost of 69 basis points, of which $570,000 or 60 basis points was attributable to the non-cash pension settlement charge described above. The remaining difference is composed of several smaller differences.

PART I – CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Net Income

	Three Months Ended September 30,
(Dollars in thousands)	2015	2014	$ Change	% Change
Income before income taxes	$9,048	$14,281	$(5,233)	(36.6)%
% of Net sales	8.7%	13.0%

Income taxes	$3,155	$4,842	$(1,687)	(34.8)%
Effective tax rate	34.9%	33.9%

Net income	$5,893	$9,439	$(3,546)	(37.6)%
% of Net sales	5.7%	8.6%

Earnings per share	$0.22	$0.36	$(0.14)	(38.9)%

The decreases in net income and earnings per share were principally due to decreased sales during the quarter of $5.9 million, sales mix changes and the pension settlement charge described above, net of income taxes, of $1.3 million or $0.05 per share.

Nine Months 2015 Compared to Nine Months 2014

Net Sales

	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	$ Change	% Change
Net sales	$307,354	$329,951	$(22,597)	(6.8)%

Sales in water end markets decreased 4.6% or $10.7 million. Activity in the water end markets included $12.0 million of increased sales in the fire protection market principally due to an increase in market share and higher international sales to Middle-Eastern and Pacific-Rim countries. This increase was offset by $11.6 million of lower sales in the construction market due primarily to the decline in fracking activity in North America and the global decline in oil and gas production, which affected both domestic and international sales. Despite increased shipments of $22.9 million related to the PCCP project, sales in the municipal market decreased $7.7 million overall driven by reduced demand for large volume pumps for wastewater and water supply projects primarily due to lack of government funding. Also, sales decreased $5.1 million in the agricultural market primarily due to unseasonably wet weather conditions in most locations domestically and lower commodity prices.

Sales decreased 11.9% or $11.9 million in non-water markets primarily due to lower sales in the OEM market related to power generation equipment and pumps for military applications and residential appliances.

Domestic sales decreased 9.3% or $21.2 million principally due to lower sales in the construction, municipal, agriculture and OEM markets. International sales decreased 1.3% or $1.4 million principally due to lower sales in the construction, municipal and industrial markets, partially offset by higher sales in the fire protection market. Of the total decrease in net sales during the nine month period ended September 30, 2015 of $22.6 million, $6.0 million or 26.7% of the decrease was due to unfavorable currency translation.

PART I – CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Cost of Products Sold and Gross Profit

	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	$ Change	% Change
Cost of products sold	$235,986	$247,427	$(11,441)	(4.6)%
% of Net sales	76.8%	75.0%
Gross margin	23.2%	25.0%

The increase in cost of products sold as a percent of net sales was principally due to higher pension cost of 93 basis points, of which $2.3 million or 80 basis points was attributable to the non-cash pension settlement charge described above. In addition, labor and overhead increased as a percent of net sales due to volume decreases from 2014 to 2015 including increased health care expenses of approximately 36 basis points.

Selling, General and Administrative Expenses (SG&A)

	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	$ Change	% Change
Selling, general and administrative expenses	$41,933	$40,390	$1,543	3.8%
% of Net sales	13.6%	12.2%

The increase in SG&A expenses as a percent of net sales is principally due to higher pension cost of 34 basis points, of which $1.1 million or 30 basis points was attributable to the non-cash pension settlement charge described above. The remaining increase is due primarily to volume decreases from 2014 to 2015 and the inclusion of Bayou City Pump Company which was acquired in June 2014.

Net Income

	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	$ Change	% Change
Income before income taxes	$29,826	$42,341	$(12,515)	(29.6)%
% of Net sales	9.7%	12.8%

Income taxes	$10,029	$14,088	$(4,059)	(28.8)%
Effective tax rate	33.6%	33.3%

Net income	$19,797	$28,253	$(8,456)	(29.9)%
% of Net sales	6.4%	8.6%

Earnings per share	$0.75	$1.08	$(0.33)	(30.6)%

The decreases in net income and earnings per share were primarily due to decreased sales during the first nine months of 2015 of $22.6 million from the record 2014, sales mix changes and the pension settlement charge described above, net of income taxes, of $2.2 million or $0.09 per share.

PART I – CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Liquidity and Capital Resources

	Nine Months Ended September 30, 2015
	2015	2014
Net cash provided by operating activities	$44,902	$24,824
Net cash used for investing activities	(10,033)	(23,960)
Net cash (used for) provided by financing activities	(24,483)	1,078

Cash and cash equivalents totaled $33.8 million, and there was $2.0 million in outstanding bank debt at September 30, 2015, having been reduced by $12.0 million since December 31, 2014. The Company assumed $2.0 million in bank debt as part of the acquisition of the Hydro companies in the third quarter. In addition, the Company had $24.0 million available in bank lines of credit after deducting $6.0 million in outstanding letters of credit primarily related to customer orders. The Company was in compliance with its nominal restrictive covenants, including limits on additional borrowings and maintenance of normal operating and financial ratios, at September 30, 2015.

Working capital rose $11.1 million from December 31, 2014 to $147.4 million at September 30, 2015 principally due to the net decrease of short-term debt of $10.0 million during the period.

The primary driver of operating cash flows during the first nine months of 2015 was cash earnings during the period and a planned decrease in inventory levels. During this same period in 2014 operating cash flows were primarily driven by record sales during the period.

During the first nine months of 2015, cash used in investing activities of $10.0 million primarily consisted of net capital expenditures of $6.6 million for machinery and equipment, a new operations facility in Ireland and other building improvements, and the acquisition of the Hydro companies for $3.4 million. During the first nine months of 2014, cash used in investing activities of $24.0 million primarily consisted of the purchase of the business of Bayou City Pump Company and capital expenditures for machinery and equipment and building improvements.

Net cash used in financing activities for the first nine months of 2015 consisted of dividend payments of $7.9 million, re-payment of $12.0 million in short-term debt and a privately-arranged market value purchase of Company shares in the amount of $4.6 million from a Rupp family estate. During the first nine months of 2014, cash used in financing activities of $1.1 million consisted of dividend payments of $7.1 million and re-payment of $9.8 million in short-term debt, offset by $18.0 million which was borrowed to fund the acquisition of Bayou City Pump Company. The ratio of current assets to current liabilities was 3.8 to 1 at September 30, 2015 and 3.1 to 1 at December 31, 2014.

On October 22, 2015, the Board of Directors of the Company declared a quarterly cash dividend of $0.105 per share on the common stock of the Company, payable December 10, 2015, to shareholders of record November 13, 2015. The cash dividend represents a 5.0% increase over the dividend paid in the previous quarter. This marks the 263rd consecutive quarterly dividend paid by The Gorman-Rupp Company and the 43rd consecutive year of increased dividends paid to its shareholders.

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

An evaluation was carried out under the supervision and with the participation of the Company’s Management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015.

PART I – CONTINUED

ITEM 4.	CONTROLS AND PROCEDURES – CONTINUED

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table summarizes the Company’s common share repurchase activity for the quarter ended September 30, 2015:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)		Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2015 — July 31, 2015	—		—		—	—
August 1, 2015 — August 31, 2015	184,420	(1)	$24.83	(1)	—	—
September 1, 2015 — September 30, 2015	—		—		—	—
Total	184,420		$24.83		—	—

(1)	Common shares of the Company repurchased on August 10, 2015 from a Rupp family estate in a privately-arranged transaction.

ITEM 6.	EXHIBITS

Exhibit 31.1	Certification of Jeffrey S. Gorman, Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Wayne L. Knabel, Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

Exhibit 101	Financial statements from the Quarterly Report on Form 10-Q of The Gorman-Rupp Company for the quarter ended September 30, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Gorman-Rupp Company
(Registrant)

Date: October 28, 2015

	By:	/s/ Wayne L. Knabel
Wayne L. Knabel
Chief Financial Officer