Form 10-Q
period 2016-03-31
GORMAN RUPP CO
filed 2016-05-04
CIK 42682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

There were 26,083,623 shares of common stock, without par value, outstanding at April 29, 2016.

Page 1 of 19 pages

The Gorman-Rupp Company and Subsidiaries

Three months ended March 31, 2016 and 2015

PART I. FINANCIAL INFORMATION		3

Item 1.	Financial Statements (Unaudited)	3

	Condensed Consolidated Statements of Income - Three months ended March 31, 2016 and 2015	3

	Condensed Consolidated Statements of Comprehensive Income - Three months ended March 31, 2016 and 2015	4

	Condensed Consolidated Balance Sheets - March 31, 2016 and December 31, 2015	5

	Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2016 and 2015	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14

Item 4.	Controls and Procedures	14

PART II. OTHER INFORMATION		14

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 6.	Exhibits	15

EX-31.1	Section 302 Principal Executive Officer (PEO) Certification	17

EX-31.2	Section 302 Principal Financial Officer (PFO) Certification	18

EX-32	Section 1350 Certifications	19

EX-101	Financial statements from the Quarterly Report on Form 10-Q of The Gorman-Rupp Company for the quarter ended March 31, 2016 formatted in eXtensible Business Reporting Language (XBRL)

PART I. FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS (UNAUDITED)

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2016	2015
Net sales	$100,257	$99,233
Cost of products sold	77,360	75,318

Gross profit	22,897	23,915
Selling, general and administrative expenses	13,669	13,312

Operating income	9,228	10,603
Other income	94	331
Other expense	(63)	(21)

Income before income taxes	9,259	10,913
Income taxes	2,977	3,638

Net income	$6,282	$7,275

Earnings per share	$0.24	$0.28
Cash dividends per share	$0.105	$0.10
Average number of shares outstanding	26,083,623	26,260,543

See notes to condensed consolidated financial statements.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Net income	$6,282	$7,275
Cumulative translation adjustments	1,500	(2,836)
Pension and postretirement medical liability adjustments, net of tax	250	226

Other comprehensive income (loss)	1,750	(2,610)

Comprehensive income	$8,032	$4,665

See notes to condensed consolidated financial statements.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$40,191	$23,724
Accounts receivable – net	78,059	76,758
Inventories – net	77,293	82,818
Other current assets	3,354	6,091

Total current assets	198,897	189,391
Property, plant and equipment	272,231	271,739
Less accumulated depreciation	(144,662)	(141,852)

Property, plant and equipment – net	127,569	129,887
Other assets	3,981	3,860
Goodwill and other intangible assets – net	40,876	41,063

Total assets	$371,323	$364,201

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$17,476	$14,529
Payroll and employee related liabilities	9,426	10,871
Commissions payable	9,373	7,950
Deferred revenue	1,638	1,741
Accrued expenses	8,466	8,369

Total current liabilities	46,379	43,460
Pension benefits	7,697	9,309
Postretirement benefits	20,970	20,784
Deferred and other income taxes	3,962	3,627

Total liabilities	79,008	77,180
Equity:
Outstanding common shares: 26,083,623 at March 31, 2016 and December 31, 2015 (net of treasury shares of 965,173, respectively), at stated capital amounts	5,095	5,095
Retained earnings	307,885	304,341
Accumulated other comprehensive loss	(20,665)	(22,415)

Total equity	292,315	287,021

Total liabilities and equity	$371,323	$364,201

See notes to condensed consolidated financial statements.

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Month Ended March 31,
(Dollars in thousands)	2016	2015
Cash flows from operating activities:
Net income	$6,282	$7,275
Adjustments to reconcile net income attributable to net cash provided by operating activities:
Depreciation and amortization	3,872	3,752
Pension expense	913	913
Contributions to pension plan	(2,000)	—
Changes in operating assets and liabilities:
Accounts receivable – net	(1,301)	(860)
Inventories – net	5,525	(2,442)
Accounts payable	2,947	2,453
Commissions payable	1,424	1,024
Deferred revenue	(104)	(777)
Accrued expenses	(1,279)	(322)
Benefit obligations and other	3,831	(2,053)

Net cash provided by operating activities	20,110	8,963
Cash flows used for investing activities:
Capital additions – net	(1,212)	(1,397)
Cash flows from financing activities:
Cash dividends	(2,739)	(2,626)
Payments to bank for borrowings	—	(3,000)

Net cash used for financing activities	(2,739)	(5,626)
Effect of exchange rate changes on cash	308	870

Net increase in cash and cash equivalents	16,467	2,810
Cash and cash equivalents:
Beginning of period	23,724	24,491

End of period	$40,191	$27,301

See notes to condensed consolidated financial statements.

PART I

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The consolidated financial statements include the accounts of The Gorman-Rupp Company (the “Company” or “Gorman-Rupp”) and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of results that may be expected for the year ending December 31, 2016. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, from which related information herein has been derived.

NOTE B - RECENTLY ISSUED ACCOUNTING STANDARDS

The Company considers the applicability and impact of all Accounting Standard Updates (“ASUs”). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” which amended accounting guidance related to the presentation of deferred tax liabilities and assets. The amended guidance requires that all deferred tax liabilities and assets be classified as noncurrent on the balance sheet. This guidance is effective for reporting periods beginning after December 15, 2016; however, early adoption is permitted. The Company adopted ASU 2015-17 during the quarter ended December 31, 2015. No prior periods were retrospectively adjusted.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes most current revenue recognition guidance, including industry-specific guidance, and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016; however, in July 2015, the FASB approved a one year deferral of this standard, with a new effective date for fiscal years beginning after December 15, 2017. The Company currently does not expect the adoption of ASU 2014-09 to have a material impact on its consolidated financial statements.

NOTE C - INVENTORIES

Inventories are stated at the lower of cost or market. The costs for approximately 72% of inventories at March 31, 2016 and 73% of inventories at December 31, 2015 are determined using the last-in, first-out (LIFO) method, with the remainder determined using the first-in, first-out (FIFO) method applied on a consistent basis. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management’s estimate of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation.

The major components of inventories are as follows (net of LIFO reserves of $59.8 million and $59.1 million at March 31, 2016 and December 31, 2015, respectively):

(Dollars in thousands)	March 31, 2016	December 31, 2015
Raw materials and in-process	$22,122	$25,652
Finished parts	45,472	46,270
Finished products	9,699	10,896

Total inventories	$77,293	$82,818

PART I – CONTINUED

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

NOTE D - PRODUCT WARRANTIES

A liability is established for estimated future warranty and service claims based on historical claims experience and specific product failures. The Company expenses warranty costs directly to cost of products sold. Changes in the Company’s product warranty liability are:

	March 31,
(Dollars in thousands)	2016	2015
Balance at beginning of year	$1,380	$1,166
Provision	269	185
Claims	(402)	(280)

Balance at end of period	$1,247	$1,071

NOTE E - PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors a defined benefit pension plan (“Plan”) covering certain domestic employees. Benefits are based on each covered employee’s years of service and compensation. The Plan is funded in conformity with the funding requirements of applicable U.S. regulations. The Plan was closed to new participants effective January 1, 2008. Employees hired after that date, in eligible locations, are eligible to participate in an enhanced 401(k) plan instead of the defined benefit pension plan. Employees hired prior to January 1, 2008 continue to accrue benefits under the Plan.

Additionally, the Company sponsors defined contribution pension plans made available to all domestic and Canadian employees. The Company funds the cost of these benefits as incurred.

The following tables present the components of net periodic benefit cost:

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
(Dollars in thousands)	2016	2015	2016	2015
Service cost	$709	$784	$298	$299
Interest cost	661	659	210	198
Expected return on plan assets	(982)	(1,067)	—	—
Recognized actuarial loss (gain)	525	537	(174)	(163)

Net periodic benefit cost	$913	$913	$334	$334

PART I – CONTINUED

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

NOTE F – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes reclassifications out of accumulated other comprehensive income (loss):

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Pension and other postretirement benefits:
Recognized actuarial loss (a)	$351	$355
Income tax	(101)	(129)

Net of income tax	$250	$226

(a)	The recognized actuarial loss is included in the computation of net periodic benefit cost. See Note E for additional details.

The following tables summarize changes in accumulated balances for each component of other comprehensive income (loss):

(Dollars in thousands)	Currency Translation Adjustments	Pension and Other Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2016	$(9,057)	$(13,358)	$(22,415)
Reclassification adjustments	—	351	351
Current period charge	1,500	42	1,542
Income tax expense	—	(143)	(143)

Balance at March 31, 2016	$(7,557)	$(13,108)	$(20,665)

(Dollars in thousands)	Currency Translation Adjustments	Pension and Other Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2015	$(4,338)	$(12,988)	$(17,326)
Reclassification adjustments	—	355	355
Current period charge	(2,836)	—	(2,836)
Income tax expense	—	(129)	(129)

Balance at March 31, 2015	$(7,174)	$(12,762)	$(19,936)

PART I – CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company places a strong emphasis on cash flow generation and having excellent liquidity and financial flexibility. This focus has afforded us the continuing ability to reinvest our cash resources and preserve a strong balance sheet to position us for future opportunities. The Company had no bank debt as of March 31, 2016.

The Company is very proud to have been recognized for the fifth consecutive year as one of the 100 Most Trustworthy Companies in America by Forbes. To create this list, the year’s public filings for more than 2,500 publicly-traded non-financial American companies with market capitalizations of $250 million or more were reviewed and evaluated in depth to identify the 100 that most “consistently demonstrated transparent accounting practices and solid corporate governance.” Among the 47 small cap honorees, Gorman-Rupp was tied with three other companies for the highest annual rating, and was tied with one other company for the highest rating over the past four quarters.

Net sales during the first quarter of 2015 were $100.3 million compared to $99.2 million during the first quarter of 2015, an increase of 1.0%. Gross profit was $22.9 million for the first quarter of 2016, resulting in gross margin of 22.8%, compared to $23.9 million gross profit and 24.1% gross margin for the same period in 2015. Operating income was $9.2 million, resulting in operating margin of 9.2% for the first quarter of 2016, compared to $10.6 million operating income and 10.7% operating margin for the same period in 2015. Net income was $6.3 million during the first quarter of 2016 compared to $7.3 million in the first quarter of 2015 and earnings per share were $0.24 and $0.28 for the respective periods. The quarter’s gross profit margin decline was due principally to major market sales mix changes resulting from consolidated contributions of increased sales in the fire protection and agricultural markets. The operating margin decline also included higher professional fees during the first quarter of 2016.

The Company’s backlog of orders was $111.0 million at March 31, 2016 compared to $158.9 million a year ago and $117.1 million at December 31, 2015. The decrease in backlog from a year ago is due primarily to approximately $34.2 million of shipments related to the Permanent Canal Closures & Pumps (“PCCP”) project in the last twelve months along with lower orders in the construction and industrial markets. Encouragingly, we did experience an increase of $16.3 million in incoming orders in the first quarter of 2016 compared to the fourth quarter of 2015 across most of the major markets the Company serves. Approximately $5.2 million of orders related to the PCCP project remain in the March 31, 2016 backlog total and are expected to ship by the end of the third quarter of 2016. When completed, this flood control project will be one of the largest such projects in the world.

On April 28, 2016, the Board of Directors of the Company declared a quarterly cash dividend of $0.105 per share on the common stock of the Company, payable June 10, 2016, to shareholders of record May 13, 2016. This marks the 265th consecutive quarterly dividend paid by The Gorman-Rupp Company. During 2015, the Company again paid increased dividends and thereby attained its forty-third consecutive year of increased dividends. These consecutive years place Gorman-Rupp in the top 50 of all U.S. public companies with respect to number of consecutive years of increased dividend payments. The dividend yield at March 31, 2016 was 1.6%.

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

Outlook

Domestic and foreign uncertainties, including turmoil related to the production and price of oil, extensive foreign currency translation impacts and low commodity prices, made 2015 a very challenging year. These uncertainties continue to be a negative influence on capital goods investment, and may continue to do so through most of 2016. Although the Company normally operates in a very lean environment, we have reduced spending where practical in the short-term to address these headwinds and will continue to evaluate our cost structure and make further adjustments as required.

Generally we believe that the Company is well positioned to grow organically at a reasonably comparable sales pace and operating margin over the long term by expanding our customer base, both domestically and globally, and through new product offerings. We expect that the increasing need for water and wastewater infrastructure rehabilitation within the United States, and similar needs internationally, including in emerging economies, along with increasing demand for pumps and pump systems for industrial and agricultural applications, will provide strong growth opportunities for Gorman-Rupp in the future.

First Quarter 2016 Compared to First Quarter 2015

Net Sales

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015	$ Change	% Change
Net sales	$100,257	$99,233	$1,024	1.0%

Sales in our larger water markets group increased 3.2% between periods. Sales in the municipal market increased $1.2 million primarily driven by sales of large volume pumps for flood control and wastewater and sales in the fire protection market increased $1.3 million due to domestic sales. These increases were offset by lower construction market sales of $1.5 million principally due to the severe global decline in the drilling of oil and gas.

The first quarter activity in our non-water markets were comparable between periods, increasing 0.8%. The activity included increased sales of $1.7 million in the petroleum market due primarily to timing of long-term infrastructure projects related to mid-stream transmission of refined petrochemical products. This increase was offset by lower industrial market sales of $2.2 million also largely attributable to the downturn in oil and gas production and the related decline in the offloading of oil from barges due to excess inventory.

Domestic sales increased $2.6 million or 3.9% driven by the petroleum, municipal and fire protection markets while international sales decreased $1.5 million or 4.5% due to lower sales in most major markets.

Cost of Products Sold and Gross Profit

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015	$ Change	% Change
Cost of products sold	$77,360	$75,318	$2,042	2.7%
% of Net sales	77.2%	75.9%
Gross Margin	22.8%	24.1%

The decrease in gross margin was due primarily to higher cost of material driven by sales mix changes resulting from consolidated contributions of increased sales in the fire protection and agricultural markets. Gross margin benefited from lower labor costs of approximately 61 basis points.

PART I – CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Selling, General and Administrative Expenses (SG&A)

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015	$ Change	% Change
Selling, general and administrative expenses	$13,669	$13,312	$357	2.7%
% of Net sales	13.6%	13.4%

The increase in SG&A expenses as a percentage of net sales was due principally to increased professional services of approximately 38 basis points related largely to audit fees in connection with recently acquired businesses and profit sharing expense of 17 basis points. Offsetting this increase was lower advertising expense of approximately 23 basis points due to less trade shows during the first quarter of 2016 and lower compensation expense of approximately 16 basis points due to lower headcount from retirees not yet replaced.

Net Income

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015	$ Change	% Change
Income before income taxes	$9,259	$10,913	$(1,654)	(15.2)%
% of Net sales	9.2%	11.0%

Income taxes	$2,977	$3,638	$(661)	(18.2)%
Effective tax rate	32.2%	33.3%

Net income	$6,282	$7,275	$(993)	(13.7)%
% of Net sales	6.3%	7.3%

Earnings per share	$0.24	$0.28	$(0.04)	(14.3)%

The decreases in net income and earnings per share were due primarily to major market sales mix changes and higher SG&A expenses as discussed above. The decrease in the effective tax rate between the two periods is due primarily to a research and development tax credit being in effect in first quarter of 2016 but not in first quarter of 2015 and changes in the estimated domestic production activities deduction.

Liquidity and Capital Resources

	Three Month Ended March 31,
	2016	2015
Net cash provided by operating activities	$20,110	$8,963
Net cash used for investing activities	(1,212)	(1,397)
Net cash used for financing activities	(2,739)	(5,626)

Cash and cash equivalents and short-term investments totaled $40.5 million and there was no outstanding bank debt at March 31, 2016. In addition, the Company had $24.0 million available in bank lines of credit after deducting $7.0 million in outstanding letters of credit primarily related to customer orders. The Company was in compliance with its nominal restrictive covenants, including limits on additional borrowings and maintenance of certain operating and financial ratios, at March 31, 2016.

Working capital increased $6.6 million from December 31, 2015 to a record $152.5 million at March 31, 2016. The increase was due principally to higher cash partially offset by lower inventories.

PART I – CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

The primary drivers of operating cash flows during the first three months of 2016 were reduced inventories, lower estimated income tax payments and higher accounts payable. During this same period in 2015 operating cash flows were primarily driven by increased accounts payable and commissions due to timing and product mix, respectively.

During the first three months of 2016, investing activities of $1.2 million primarily consisted of capital expenditures for machinery and equipment and building improvements. Net capital expenditures for 2016, consisting principally of machinery and equipment and building improvements, are estimated to be in the range of $12 to $14 million and are expected to be principally financed through internally generated funds. During the first three months of 2015, investing activities of $1.4 million consisted primarily of capital expenditures for machinery and equipment and building improvements.

Net cash used for financing activities for the first quarter of 2016 consisted of dividend payments of $2.7 million. During the first quarter of 2015, financing activities consisted of dividend payments of $2.6 million and re-payment of $3.0 million in short-term debt. The ratio of current assets to current liabilities was 4.3 to 1 at March 31, 2016 and 4.4 to 1 at December 31, 2015.

On April 28, 2016, the Board of Directors of the Company declared a quarterly cash dividend of $0.105 per share on the common stock of the Company, payable June 10, 2016, to shareholders of record May 13, 2016. This marks the 265th consecutive quarterly dividend paid by The Gorman-Rupp Company.

The Company currently expects to continue its distinguished history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.

Critical Accounting Policies

Our critical accounting policies are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our Consolidated Financial Statements for the year ended December 31, 2015 contained in our Fiscal 2015 Annual Report on Form 10-K. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the notes to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

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

Such factors include, but are not limited to: (1) continuation of the current and projected future business environment, including interest rates, changes in foreign exchange rates, commodity pricing and capital and consumer spending and volatility in domestic oil production activity; (2) competitive factors and competitor responses to initiatives of The Gorman-Rupp Company; (3) successful development and market introductions of anticipated new products; (4) stability of government laws and regulations, including taxes; (5) stable governments and business conditions in emerging economies; (6) successful penetration of emerging economies; (7) unforeseen delays or disruptions in the PCCP project, including any further revisions to the timing of shipments for the project; (8) continuation of the favorable environment to make acquisitions, domestic and foreign, including regulatory requirements and market values of potential candidates and our ability to successfully integrate and realize the anticipated benefits of completed acquisitions; and (9) risks described from time to time in our reports filed with the Securities and Exchange Commission. Except to the extent required by law, we do not undertake and specifically decline any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.

PART I – CONTINUED

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

An evaluation was carried out under the supervision and with the participation of the Company’s Management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no material changes from the legal proceedings previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

ITEM 1A.	RISK FACTORS

There are no material changes from the risk factors previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

ITEM 6.	EXHIBITS

Exhibit 31.1	Certification of Jeffrey S. Gorman, Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Wayne L. Knabel, Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

Exhibit 101	Financial statements from the Quarterly Report on Form 10-Q of The Gorman-Rupp Company for the quarter ended March 31, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Gorman-Rupp Company
(Registrant)

Date: May 4, 2016

	By:	/s/ Wayne L. Knabel
Wayne L. Knabel
Chief Financial Officer