Form 10-Q
period 2016-06-30
GORMAN RUPP CO
filed 2016-08-03
CIK 42682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

There were 26,091,123 shares of common stock, without par value, outstanding at July 29, 2016.

Page 1 of 21 pages

The Gorman-Rupp Company and Subsidiaries

Three and six months ended June 30, 2016 and 2015

PART I. FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS (UNAUDITED)

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2016	2015	2016	2015
Net sales	$96,265	$103,892	$196,522	$203,125
Cost of products sold	73,025	79,751	150,385	155,069

Gross profit	23,240	24,141	46,137	48,056
Selling, general and administrative expenses	13,702	14,258	27,371	27,570

Operating income	9,538	9,883	18,766	20,486
Other income	108	122	202	453
Other expense	(14)	(140)	(77)	(161)

Income before income taxes	9,632	9,865	18,891	20,778
Income taxes	3,012	3,236	5,989	6,874

Net income	$6,620	$6,629	$12,902	$13,904

Earnings per share	$0.25	$0.25	$0.49	$0.53
Cash dividends per share	$0.105	$0.10	$0.21	$0.20
Average number of shares outstanding	26,083,623	26,260,543	26,083,623	26,260,543

See notes to condensed consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Net income	$6,620	$6,629	$12,902	$13,904
Cumulative translation adjustments	(254)	621	1,246	(2,215)
Pension and postretirement medical liability adjustments, net of tax	232	1,162	482	1,388

Other comprehensive (loss) income	(22)	1,783	1,728	(827)

Comprehensive income	$6,598	$8,412	$14,630	$13,077

See notes to condensed consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$49,541	$23,724
Accounts receivable – net	74,676	76,758
Inventories – net	75,551	82,818
Other current assets	2,561	6,091

Total current assets	202,329	189,391
Property, plant and equipment	273,191	271,739
Less accumulated depreciation	(147,816)	(141,852)

Property, plant and equipment – net	125,375	129,887
Other assets	3,867	3,860
Goodwill and other intangible assets – net	40,413	41,063

Total assets	$371,984	$364,201

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$15,298	$14,529
Payroll and employee related liabilities	11,801	10,871
Commissions payable	10,612	7,950
Deferred revenue	361	1,741
Accrued expenses	8,571	8,369

Total current liabilities	46,643	43,460
Pension benefits	4,084	9,309
Postretirement benefits	21,140	20,784
Deferred and other income taxes	3,943	3,627

Total liabilities	75,810	77,180
Equity:
Outstanding common shares: 26,083,623 at June 30, 2016 and December 31, 2015 (net of treasury shares of 965,173, respectively), at stated capital amounts	5,095	5,095
Retained earnings	311,766	304,341
Accumulated other comprehensive loss	(20,687)	(22,415)

Total equity	296,174	287,021

Total liabilities and equity	$371,984	$364,201

See notes to condensed consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Dollars in thousands)	2016	2015
Cash flows from operating activities:
Net income	$12,902	$13,904
Adjustments to reconcile net income attributable to net cash provided by operating activities:
Depreciation and amortization	7,777	7,532
Pension expense	1,826	3,277
Contributions to pension plan	(6,000)	—
Changes in operating assets and liabilities:
Accounts receivable – net	2,082	(6,060)
Inventories – net	7,267	1,510
Accounts payable	769	(11)
Commissions payable	2,662	(40)
Deferred revenue	(1,380)	(1,999)
Prepaid income taxes	2,076	(435)
Payroll and benefit obligations	717	(213)
Accrued expenses and other	2,893	49

Net cash provided by operating activities	33,591	17,514
Cash flows from investing activities:
Capital additions – net	(2,547)	(4,104)
Acquisition, net of cash acquired	—	34

Net cash used for investing activities	(2,547)	(4,070)
Cash flows from financing activities:
Cash dividends	(5,478)	(5,252)
Payments to bank for borrowings	—	(6,000)

Net cash used for financing activities	(5,478)	(11,252)
Effect of exchange rate changes on cash	251	(694)

Net increase in cash and cash equivalents	25,817	1,498
Cash and cash equivalents:
Beginning of period	23,724	24,491

End of period	$49,541	$25,989

See notes to condensed consolidated financial statements (unaudited).

PART I

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The consolidated financial statements include the accounts of The Gorman-Rupp Company (the “Company” or “Gorman-Rupp”) and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management of the Company, all adjustments considered necessary for a fair presentation have been included. Certain amounts for 2015 have been reclassified to conform to the 2016 presentation. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of results that may be expected for the year ending December 31, 2016. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, from which related information herein has been derived.

NOTE B - RECENTLY ISSUED ACCOUNTING STANDARDS

The Company considers the applicability and impact of all Accounting Standard Updates (“ASUs”). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with a term of more than one year. Accounting by lessors will remain similar to existing generally accepted accounting principles. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company currently does not expect the adoption of ASU 2016-02 to have a material impact on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” which amended accounting guidance related to the presentation of deferred tax liabilities and assets. The amended guidance requires that all deferred tax liabilities and assets be classified as noncurrent on the balance sheet. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016; however, early adoption is permitted. The Company adopted ASU 2015-17 during the quarter ended December 31, 2015. No prior periods were retrospectively adjusted.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory (Topic 330 ),” which revises the measurement of inventory at the lower of cost or market. Currently, market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. In accordance with ASU 2015-11, an entity will measure inventory at the lower of cost and net realizable value which is defined as the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. The amendment does not apply to inventory that is measured using last-in, first out (LIFO). The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016; however, early adoption is permitted. The Company currently does not expect the adoption of ASU 2015-11 to have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes most current revenue recognition guidance, including industry-specific guidance, and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016; however, in July 2015, the FASB approved a one year deferral of this standard, with a new effective date for fiscal years beginning after December 15, 2017. The Company currently does not expect the adoption of ASU 2014-09 to have a material impact on its consolidated financial statements.

NOTE C - INVENTORIES

Inventories are stated at the lower of cost or market. The costs for approximately 72% of inventories at June 30, 2016 and 73% of inventories at December 31, 2015 are determined using the last-in, first-out (LIFO) method, with the remainder determined using the first-in, first-out (FIFO) method applied on a consistent basis. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time.

PART I – CONTINUED

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

NOTE C - INVENTORIES – CONTINUED

Interim LIFO calculations are based on management’s estimate of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation.

The major components of inventories are as follows (net of LIFO reserves of $60.0 million and $59.1 million at June 30, 2016 and December 31, 2015, respectively):

(Dollars in thousands)	June 30, 2016	December 31, 2015
Raw materials and in-process	$24,088	$25,652
Finished parts	42,936	46,270
Finished products	8,527	10,896

Total inventories	$75,551	$82,818

NOTE D - PRODUCT WARRANTIES

A liability is established for estimated future warranty and service claims based on historical claims experience and specific product failures. The Company expenses warranty costs directly to cost of products sold. Changes in the Company’s product warranty liability are:

	June 30,
(Dollars in thousands)	2016	2015
Balance at beginning of year	$1,380	$1,189
Provision	1,160	734
Claims	(884)	(727)

Balance at end of period	$1,656	$1,196

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

PART I – CONTINUED

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

NOTE E - PENSION AND OTHER POSTRETIREMENT BENEFITS – CONTINUED

The following tables present the components of net periodic benefit cost:

	Pension Benefits		Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Service cost	$709	$783	$298	$299
Interest cost	661	659	211	199
Expected return on plan assets	(983)	(1,067)	—	—
Recognized actuarial loss (gain)	526	537	(175)	(164)
Settlement loss	—	1,452	—	—

Net periodic benefit cost	$913	$2,364	$334	$334

	Pension Benefits		Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Service cost	$1,418	$1,567	$596	$598
Interest cost	1,322	1,318	421	397
Expected return on plan assets	(1,965)	(2,134)	—	—
Recognized actuarial loss (gain)	1,051	1,074	(349)	(327)
Settlement loss	—	1,452	—	—

Net periodic benefit cost	$1,826	$3,277	$668	$668

PART I – CONTINUED

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

NOTE F - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes reclassifications out of accumulated other comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Pension and other postretirement benefits:
Recognized actuarial loss (a)	$351	$384	$702	$739
Settlement loss (b)	—	959	—	959
Settlement loss (c)	—	493	—	493
Total before income tax	$351	$1,836	$702	$2,191
Income tax	(119)	(674)	(220)	(803)

Net of income tax	$232	$1,162	$482	$1,388

(a)	The recognized actuarial loss is included in the computation of net periodic benefit cost. See Note E for additional details.
(b)	This portion of the settlement loss is included in cost of products sold on the condensed consolidated statements of income.
(c)	This portion of the settlement loss in included in Selling, general & administrative expenses on the condensed consolidated statements of income.

The following tables summarize changes in balances for each component of accumulated other comprehensive income (loss):

(Dollars in thousands)	Currency Translation Adjustments	Pension and Other Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2016	$(9,057)	$(13,358)	$(22,415)
Reclassification adjustments	—	702	702
Current period credit	1,246	—	1,246
Income tax expense	—	(220)	(220)

Balance at June 30, 2016	$(7,811)	$(12,876)	$(20,687)

(Dollars in thousands)	Currency Translation Adjustments	Pension and Other Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2015	$(4,338)	$(12,988)	$(17,326)
Reclassification adjustments	—	2,191	2,191
Current period (charge) credit	(2,215)	—	(2,215)
Income tax expense	—	(803)	(803)

Balance at June 30, 2015	$(6,553)	$(11,600)	$(18,153)

PART I – CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company places a strong emphasis on cash flow generation and having excellent liquidity and financial flexibility. This focus has afforded us the continuing ability to reinvest our cash resources and preserve a strong balance sheet to position us for future acquisition and product development opportunities. The Company had no bank debt as of June 30, 2016.

Net sales during the second quarter were $96.3 million compared to $103.9 million during the second quarter of 2015, a decrease of 7.3% or $7.6 million. Excluding sales from the New Orleans Permanent Canal Closures & Pumps (“PCCP”) project of $2.5 million in the second quarter of 2016 and $11.7 million for the same period in 2015, net sales during the quarter increased 1.7%. Sales in the second quarter of 2016 in our larger water markets decreased 12.0% or $9.2 million while sales increased 5.6% or $1.5 million in our non-water markets. Domestic sales decreased 7.7% or $5.3 million while international sales decreased 6.7% or $2.3 million compared to the same period in 2015. Of the total decrease in net sales in the second quarter, approximately $0.4 million was due to unfavorable foreign currency translation. Gross profit was $23.2 million for the second quarter of 2016, resulting in gross margin of 24.1%, compared to gross profit of $24.1 million and gross margin of 23.2% for the same period in 2015. Operating income was $9.5 million, resulting in operating margin of 9.9% for the second quarter of 2016, compared to operating income of $9.9 million and operating margin of 9.5% for the same period in 2015. The quarter’s gross profit margin increase was due principally to sales mix changes and lower pension expense as a result of a non-cash pension settlement charge of 100 basis points in the second quarter of 2015 which has not recurred this year. The operating margin increase also was largely driven by an additional 40 basis points from the pension settlement charge in the second quarter of 2015 which has not recurred this year. Net income was $6.6 million during the second quarters of 2016 and 2015 and earnings per share were $0.25 for both periods. The non-cash pension settlement charge reduced the second quarter of 2015 earnings per share by $0.04 per share.

Net sales for the six months ended June 30, 2016 were $196.5 million compared to $203.1 million during the same period in 2015, a decrease of 3.3% or $6.6 million. Excluding sales from the PCCP project of $7.9 million in the first half of 2016 and $20.5 million in the first half of 2015, net sales for the first half increased 3.3%. Sales in the first half of 2016 in our larger water markets decreased 5.7% or $8.4 million while sales increased 3.1% or $1.8 million in our non-water markets. Domestic sales decreased 2.1% or $2.8 million and international sales decreased 5.6% or $3.8 million. Of the total decrease in net sales in the first half of 2016, approximately $0.9 million was due to unfavorable foreign currency translation. Gross profit was $46.1 million for the first six months of 2016, resulting in gross margin of 23.5%, compared to gross profit of $48.1 million and gross margin of 23.7% for the same period in 2015. Operating income was $18.8 million, resulting in operating margin of 9.5% for the first six months of 2016, compared to operating income of $20.5 million and operating margin of 10.1% for the same period in 2015. The gross profit and operating income margin declines for the first half were due principally to the sales volume decreases from 2015 to 2016. The gross margin and operating margin for the first six months of 2015 were reduced by a non-cash pension settlement charge of 40 and 70 basis points, respectively, which has not recurred this year. Net income was $12.9 million during the first six months of 2016 compared to $13.9 million for the same period in 2015 and earnings per share were $0.49 and $0.53 for the respective periods. The non-cash pension settlement charge reduced the first six months of 2015 earnings per share by $0.04 per share.

The Company’s backlog of orders was $107.7 million at June 30, 2016 compared to $144.2 million at June 30, 2015 and $117.1 million at December 31, 2015. Excluding PCCP orders in 2015 and 2016, the backlog at June 30, 2016 is down 10.1% as compared to June 30, 2015.

PART I – CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

The decrease in backlog from last year is due primarily to approximately $25.0 million of shipments related to the PCCP project in the last twelve months along with lower orders in the petroleum and agriculture markets. Incoming orders during the second quarter of 2016 remained steady as compared to the first quarter of 2016 as orders increased in the municipal and construction markets while orders decreased in the fire protection and OEM markets. Approximately $2.7 million of orders related to the PCCP project remain in the June 30, 2016 backlog total and are expected to ship by the end of the third quarter of 2016. When completed, this flood control project will be one of the largest such projects in the world.

On July 28, 2016, the Board of Directors of the Company declared a quarterly cash dividend of $0.105 per share on the common stock of the Company, payable September 9, 2016, to shareholders of record August 15, 2016. This will mark the 266th consecutive quarterly dividend paid by The Gorman-Rupp Company. During 2015, the Company again paid increased dividends and thereby attained its forty-third consecutive year of increased dividends. These consecutive years place Gorman-Rupp in the top 50 of all U.S. public companies with respect to number of consecutive years of increased dividend payments. The dividend yield at June 30, 2016 was 1.5%.

The Company currently expects to continue its exceptional history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.

Outlook

Domestic and foreign uncertainties, including turmoil related to the production and price of oil, extensive foreign currency translation impacts and low commodity prices, continued to make the first half of 2016 challenging. The second half of most years is seasonally slower, and the remainder of 2016 will compare to a second half of 2015 that included substantial PCCP sales. As periods of economic and business volatility persist, the Company remains focused on operational efficiencies and will continue to manage expenses closely as we do not yet see stable sales growth occurring in the near future. Our strong balance sheet provides us with the flexibility to continue to evaluate acquisition opportunities and new product development that will help add value to our operations over the longer-term

Generally we believe that the Company is well positioned to grow organically at a reasonably comparable sales pace and operating margin over the long term by expanding our customer base, both domestically and globally, and through new product offerings. We expect that the increasing need for water and wastewater infrastructure rehabilitation within the United States, and similar needs internationally, including in emerging economies, along with increasing demand for pumps and pump systems for industrial and agricultural applications, will provide continuing growth opportunities for Gorman-Rupp in the future.

Second Quarter 2016 Compared to Second Quarter 2015

Net Sales

	Three Months Ended June 30,
(Dollars in thousands)	2016	2015	$ Change	% Change
Net sales	$96,265	$103,892	$(7,627)	(7.3)%

Domestic sales decreased 7.7% or $5.3 million while international sales decreased 6.7% or $2.3 million compared to the same period in 2015. Of the total decrease in net sales in the second quarter, approximately $0.4 million was due to unfavorable foreign currency translation. Excluding sales from the New Orleans Permanent Canal Closures & Pumps (“PCCP”) project of $2.5 million in the second quarter of 2016 and $11.7 million for the same period in 2015, net sales during the quarter increased 1.7%.

Sales in the second quarter of 2016 in our larger water markets decreased 12.0% or $9.2 million. Sales in the municipal market decreased $4.9 million driven by reduced PCCP project sales noted above, offset in part by increased shipments attributable to other Gulf Coast flood control projects and other wastewater applications. Sales in the fire protection market decreased $3.2 million largely due to reduced international shipments, and sales in the agriculture market decreased $2.1 million principally due to wet weather conditions in most locations domestically and lower farm income. However, sales in the construction market increased $1.6 million driven primarily by domestic sales of engine-driven pump systems and pumps for applications independent of oil and gas.

PART I – CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Sales increased 5.6% or $1.6 million in non-water markets during the second quarter. The net increase included increased sales of $2.6 million in the OEM market related to power generation equipment and services, as well as increased sales of fuel-handling pumps for military applications.

Cost of Products Sold and Gross Profit

	Three Months Ended June 30,
(Dollars in thousands)	2016	2015	$ Change	% Change
Cost of products sold	$73,025	$79,751	$(6,726)	(8.4)%
% of Net sales	75.9%	76.8%
Gross Margin	24.1%	23.2%

The increase in gross margin in the second quarter of 2016 compared to the second quarter of 2015 was principally due to lower cost of material driven by sales mix changes. In addition, labor decreased 80 basis points due principally to lower pension expense because of a non-cash pension settlement charge of 100 basis points in the second quarter of 2015 which did not recur in the second quarter of 2016. Partially offsetting these favorable variances were higher warranty services and depreciation expenses of approximately 42 and 35 basis points, respectively.

Selling, General and Administrative Expenses (SG&A)

	Three Months Ended June 30,
(Dollars in thousands)	2016	2015	$ Change	% Change
Selling, general and administrative expenses	$13,702	$14,258	$(556)	(3.9)%
% of Net sales	14.2%	13.7%

The increase in SG&A expenses as a percentage of net sales in the second quarter of 2016 compared to the second quarter of 2015 was due principally to lower sales volume and increased professional services of approximately 31 basis points related largely to costs incurred in connection with recently acquired businesses. Offsetting these increases was lower pension expense because of a non-cash pension settlement charge of 40 basis points from the second quarter of 2015 which did not recur in the second quarter of 2016.

Net Income

	Three Months Ended June 30,
(Dollars in thousands)	2016	2015	$ Change	% Change
Income before income taxes	$9,632	$9,865	$(233)	(2.4)%
% of Net sales	10.0%	9.5%

Income taxes	$3,012	$3,236	$(224)	(6.9)%
Effective tax rate	31.3%	32.8%

Net income	$6,620	$6,629	$(9)	(0.1)%
% of Net sales	6.9%	6.4%

Earnings per share	$0.25	$0.25	—	0.0%

PART I – CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

The decrease in net income in the second quarter of 2016 compared to the second quarter of 2015 was due primarily to lower sales volume. The decrease in the effective tax rate between the two periods is due primarily to a research and development tax credit being in effect in the second quarter of 2016 but not in the second quarter of 2015, changes in the estimated domestic production activities deduction and the impact of more income in jurisdictions with lower tax rates.

Six Months 2016 Compared to Six Months 2015

Net Sales

	Six Months Ended June 30,
(Dollars in thousands)	2016	2015	$ Change	% Change
Net sales	$196,522	$203,125	$(6,603)	(3.3)%

Domestic sales decreased 2.1% or $2.8 million and international sales decreased 5.6% or $3.8 million. Of the total decrease in net sales in the first half of 2016, approximately $0.9 million was due to unfavorable foreign currency translation. Excluding sales from the PCCP project of $7.9 million in the first half of 2016 and $20.5 million in the first half of 2015, net sales for the first half increased 3.3%.

Sales in the first half of 2016 in our larger water markets decreased 5.7% or $8.4 million. Sales in the municipal market decreased $3.7 million driven by reduced PCCP project sales noted above, offset in part by increased shipments attributable to other Gulf Coast flood control projects and other wastewater applications. Sales decreased $1.9 million in the fire protection market due to a decline in international shipments, and sales in the agriculture market decreased $1.3 million principally due to wet weather conditions in most locations domestically and lower farm income.

Sales increased 3.1% or $1.8 million in non-water markets. The net increase was primarily due to increased sales of $3.4 million in the OEM market related to power generation equipment and services, and increased sales of $1.3 million in the petroleum market due to mid-stream transmission of refined petrochemical products. Partially offsetting these increases was a decrease of $2.9 million in the industrial market largely attributable to the downturn in oil and gas production and the related decline in the offloading of oil from barges due to excess inventory.

Cost of Products Sold and Gross Profit

	Six Months Ended June 30,
(Dollars in thousands)	2016	2015	$ Change	% Change
Cost of products sold	$150,385	$155,069	$(4,684)	(3.0)%
% of Net sales	76.5%	76.3%
Gross Margin	23.5%	23.7%

The decrease in gross margin in the first half of 2016 compared to the same period in 2015 was principally driven by sales mix changes and higher warranty services and depreciation expenses of approximately 24 and 22 basis points, respectively. Partially offsetting these unfavorable variances was lower labor expense of approximately 71 basis points because of a non-cash pension settlement charge of 40 basis points in the first half of 2015 which did not recur in the same period in 2016 and lower headcount from normal employee retirements.

PART I – CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Selling, General and Administrative Expenses (SG&A)

	Six Months Ended June 30,
(Dollars in thousands)	2016	2015	$ Change	% Change
Selling, general and administrative	$27,371	$27,570	$(199)	(0.7)%
% of Net sales	13.9%	13.6%

The increase in SG&A expenses as a percentage of net sales in the first half of 2016 compared to the same period in 2015 was due principally to lower sales volume and increased professional services of approximately 34 basis points related largely to costs incurred in connection with recently acquired businesses. Offsetting these increases was lower pension expense primarily because of a non-cash pension settlement charge of 30 basis points from the first half of 2015 which did not recur in the same period in 2016 and lower advertising expense of approximately 14 basis points due to participation in fewer trade shows during 2016.

Net Income

	Six Months Ended June 30,
(Dollars in thousands)	2016	2015	$ Change	% Change
Income before income taxes	$18,891	$20,778	$(1,887)	(9.1)%
% of Net sales	9.6%	10.2%

Income taxes	$5,989	$6,874	$(885)	(12.9)%
Effective tax rate	31.7%	33.1%

Net income	$12,902	$13,904	$(1,002)	(7.2)%
% of Net sales	6.6%	6.8%

Earnings per share	$0.49	$0.53	$(0.04)	(7.6)%

The decreases in net income and earnings per share in the first half of 2016 compared to the same period in 2015 were due primarily to major market sales mix changes and lower sales volume. The decrease in the effective tax rate between the two periods is due primarily to a research and development tax credit being in effect in the first half of 2016 but not in the first half of 2015, changes in the estimated domestic production activities deduction and the impact of more income in jurisdictions with lower tax rates.

Liquidity and Capital Resources

	Six Months Ended June 30, 2016
	2016	2015
Net cash provided by operating activities	$33,591	$17,514
Net cash used for investing activities	(2,547)	(4,070)
Net cash used for financing activities	(5,478)	(11,252)

Cash and cash equivalents totaled $49.5 million and there was no outstanding bank debt at June 30, 2016. In addition, the Company had $24.0 million available in bank lines of credit after deducting $7.0 million in outstanding letters of credit primarily related to customer orders. The Company has continually been in compliance with its nominal restrictive covenants, such as limits on additional borrowings and maintenance of certain operating and financial ratios, including at June 30, 2016.

PART I – CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Working capital increased $9.8 million from December 31, 2015 to a record $155.7 million at June 30, 2016. The increase was due principally to higher cash partially offset by lower inventories and accounts receivable.

The primary drivers of operating cash flows during the first six months of 2016 were operating income, reduced inventories, lower estimated income tax payments and lower commissions payable driven by product mix partially offset by $6.0 million of contributions to the pension plan. During this same period in 2015, operating cash flows were primarily driven by net earnings during the period combined with non-cash charges relating to depreciation and amortization and pension expense, offset by changes in working capital.

During the first six months of 2016, investing activities of $2.5 million primarily consisted of capital expenditures for machinery and equipment and building improvements. Net capital expenditures for 2016, consisting principally of machinery and equipment and building improvements, are currently estimated to be in the range of $7 to $10 million and are expected to be principally financed through internally generated funds. During the first six months of 2015, investing activities of $4.1 million consisted primarily of capital expenditures for machinery and equipment and building improvements.

Net cash used for financing activities for the first six months of 2016 consisted of dividend payments of $5.5 million. During the first six months of 2015, financing activities consisted of dividend payments of $5.3 million and re-payment of $6.0 million in short-term debt. The ratio of current assets to current liabilities was 4.3 to 1 at June 30, 2016 and 4.4 to 1 at December 31, 2015.

On July 28, 2016, the Board of Directors of the Company declared a quarterly cash dividend of $0.105 per share on the common stock of the Company, payable September 9, 2016, to shareholders of record August 15, 2016. This will mark the 266th consecutive quarterly dividend paid by The Gorman-Rupp Company.

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

Such factors include, but are not limited to: (1) continuation of the current and projected future business environment, including interest rates, changes in foreign exchange rates, commodity pricing and capital and consumer spending and volatility in domestic oil production activity; (2) competitive factors and competitor responses to initiatives of The Gorman-Rupp Company; (3) successful development and market introductions of anticipated new products; (4) stability of government laws and regulations, including taxes; (5) stable governments and business conditions in emerging economies; (6) successful penetration of emerging economies; (7) unforeseen delays or disruptions in the remaining PCCP project, including any further revisions to the timing of shipments for the project; (8) continuation of the favorable environment to make acquisitions, domestic and foreign, including regulatory requirements and market values of potential candidates and our ability to successfully integrate and realize the

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

An evaluation was carried out under the supervision and with the participation of the Company’s Management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016.

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

ITEM 6.	EXHIBITS

Exhibit 10.1	The Gorman-Rupp Company 2016 Non-Employee Directors’ Compensation Plan, which is incorporated by reference from Exhibit 4(c) to the Company’s Registration Statement on Form S-8 filed on May 24, 2016. (File No. 333-211552)

Exhibit 31.1	Certification of Jeffrey S. Gorman, Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Wayne L. Knabel, Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

Exhibit 101	Financial statements from the Quarterly Report on Form 10-Q of The Gorman-Rupp Company for the quarter ended June 30, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Gorman-Rupp Company
(Registrant)

Date: August 3, 2016

	By:	/s/ Wayne L. Knabel
Wayne L. Knabel
Chief Financial Officer