Form 10-Q
period 2016-09-30
GORMAN RUPP CO
filed 2016-11-03
CIK 42682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

There were 26,091,123 shares of common stock, without par value, outstanding at October 28, 2016.

Page 1 of 22 pages

The Gorman-Rupp Company and Subsidiaries

Three and nine months ended September 30, 2016 and 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Income - Three months ended September 30, 2016 and 2015 - Nine months ended September 30, 2016 and 2015	3

	Condensed Consolidated Statements of Comprehensive Income - Three months ended September 30, 2016 and 2015 - Nine months ended September 30, 2016 and 2015	4

	Condensed Consolidated Balance Sheets - September 30, 2016 and December 31, 2015	5

	Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2016 and 2015	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4.	Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 6.	Exhibits	18

EX-31.1	Section 302 Principal Executive Officer (PEO) Certification	20

EX-31.2	Section 302 Principal Financial Officer (PFO) Certification	21

EX-32	Section 1350 Certifications	22

PART I. FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS (UNAUDITED)

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2016	2015	2016	2015
Net sales	$91,346	$104,229	$287,868	$307,354
Cost of products sold	68,676	80,917	219,061	235,986

Gross profit	22,670	23,312	68,807	71,368
Selling, general and administrative expenses	12,819	14.363	40,190	41,933

Operating income	9,851	8,949	28,617	29,435
Other income	551	99	704	515
Other expense	—	—	(28)	(124)

Income before income taxes	10,402	9,048	29,293	29,826
Income taxes	3,475	3,155	9,464	10,029

Net income	$6,927	$5,893	$19,829	$19,797

Earnings per share	$0.27	$0.22	$0.76	$0.75
Cash dividends per share	$0.105	$0.10	$0.315	$0.30
Average number of shares outstanding	26,091,123	26,165,810	26,086,141	26,228,618

See notes to condensed consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
Net income	$6,927	$5,893	$19,829	$19,797
Cumulative translation adjustments	241	(1,342)	1,487	(3,557)
Pension and postretirement medical liability adjustments, net of tax	228	1,448	710	2,836

Other comprehensive income (loss)	469	106	2,197	(721)

Comprehensive income	$7,396	$5,999	$22,026	$19,076

See notes to condensed consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$63,681	$23,724
Accounts receivable – net	73,889	76,758
Inventories – net	74,524	82,818
Other current assets	6,146	6,091

Total current assets	218,240	189,391
Property, plant and equipment	274,279	271,739
Less accumulated depreciation	(149,556)	(141,852)

Property, plant and equipment – net	124,723	129,887
Other assets	4,159	3,860
Goodwill and other intangible assets – net	40,227	41,063

Total assets	$387,349	$364,201

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$14,996	$14,529
Payroll and employee related liabilities	13,636	10,871
Commissions payable	11,209	7,950
Deferred revenue	2,233	1,741
Accrued expenses	13,356	8,369

Total current liabilities	55,430	43,460
Pension benefits	2,472	9,309
Postretirement benefits	21,307	20,784
Deferred and other income taxes	7,105	3,627

Total liabilities	86,314	77,180
Equity:
Outstanding common shares: 26,091,123 at September 30, 2016 and 26,083,623 at December 31, 2015 (net of treasury shares of 957,673 and 965,173, respectively), at stated capital amounts	5,096	5,095
Retained earnings	316,157	304,341
Accumulated other comprehensive loss	(20,218)	(22,415)

Total equity	301,035	287,021

Total liabilities and equity	$387,349	$364,201

See notes to condensed consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended June 30,
(Dollars in thousands)	2016	2015
Cash flows from operating activities:
Net income	$19,829	$19,797
Adjustments to reconcile net income attributable to net cash provided by operating activities:
Depreciation and amortization	11,604	11,356
Pension expense	2,737	6,157
Contributions to pension plan	(8,000)	—
Gain on sale of property, plant and equipment	(974)	(8)
Changes in operating assets and liabilities:
Accounts receivable – net	2,869	(2,536)
Inventories – net	8,294	12,604
Accounts payable	467	(2,195)
Commissions payable	3,260	260
Deferred revenue	492	(1,974)
Prepaid income taxes	(568)	1,952
Payroll and benefit obligations	2,423	1,464
Accrued expenses and other	9,776	(1,975)

Net cash provided by operating activities	52,209	44,902
Cash flows from investing activities:
Capital additions – net	(5,613)	(6,897)
Proceeds from sale of property, plant and equipment	1,284	250
Acquisition, net of cash acquired	—	(3,386)

Net cash used for investing activities	(4,329)	(10,033)
Cash flows from financing activities:
Cash dividends	(8,217)	(7,860)
Treasury stock purchase	—	(4,579)
Payments to bank for borrowings	—	(12,044)

Net cash used for financing activities	(8,217)	(24,483)
Effect of exchange rate changes on cash	294	(1,055)

Net increase in cash and cash equivalents	39,957	9,331
Cash and cash equivalents:
Beginning of period	23,724	24,491

End of period	$63,681	$33,822

See notes to condensed consolidated financial statements (unaudited).

PART I

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The consolidated financial statements include the accounts of The Gorman-Rupp Company (the “Company” or “Gorman-Rupp”) and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management of the Company, all adjustments considered necessary for a fair presentation have been included. Certain amounts for 2015 have been reclassified to conform to the 2016 presentation. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of results that may be expected for the year ending December 31, 2016. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, from which related information herein has been derived.

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

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory (Topic 330 ),”which revises the measurement of inventory at the lower of cost or market. Currently, market could be replacement cost, net realizable value, or net realizable value less an approximate normal profit margin. In accordance with ASU 2015-11, an entity will measure inventory at the lower of cost and net realizable value which is defined as the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. The amendment does not apply to inventory that is measured using last-in, first out (LIFO). The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016; however, early adoption is permitted. The Company currently does not expect the adoption of ASU 2015-11 to have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes most current revenue recognition guidance, including industry-specific guidance, and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016; however, in July 2015, the FASB approved a one-year deferral of this standard, with a new effective date for fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact the adoption of ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

NOTE C - INVENTORIES

Inventories are stated at the lower of cost or market. The costs for approximately 71% of inventories at September 30, 2016 and 73% of inventories at December 31, 2015 are determined using the last-in, first-out (LIFO) method, with the remainder determined using the first-in, first-out (FIFO) method applied on a consistent basis. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management’s estimate of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation.

PART I - CONTINUED

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

NOTE C - INVENTORIES – CONTINUED

The major components of inventories are as follows (net of LIFO reserves of $59.3 million and $59.1 million at September 30, 2016 and December 31, 2015, respectively):

(Dollars in thousands)	September 30, 2016	December 31, 2015
Raw materials and in-process	$24,171	$25,652
Finished parts	41,751	46,270
Finished products	8,602	10,896

Total inventories	$74,524	$82,818

NOTE D - PRODUCT WARRANTIES

A liability is established for estimated future warranty and service claims based on historical claims experience and specific product failures. The Company expenses warranty costs directly to cost of products sold. Changes in the Company’s product warranty liability are:

	September 30,
(Dollars in thousands)	2016	2015
Balance at beginning of year	$1,380	$1,166
Provision	1,572	1,104
Claims	(1,418)	(1,003)

Balance at end of period	$1,534	$1,267

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

PART I - CONTINUED

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

NOTE E - PENSION AND OTHER POSTRETIREMENT BENEFITS—CONTINUED

The following tables present the components of net periodic benefit cost:

	Pension Benefits		Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Service cost	$709	$765	$298	$299
Interest cost	659	664	210	198
Expected return on plan assets	(982)	(1,009)	—	—
Recognized actuarial loss (gain)	525	571	(174)	(163)
Settlement loss	—	1,890	—	—

Net periodic benefit cost	$911	$2,881	$334	$334

	Pension Benefits		Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Service cost	$2,127	$2,332	$894	$897
Interest cost	1,981	1,982	631	595
Expected return on plan assets	(2,947)	(3,144)	—	—
Recognized actuarial loss (gain)	1,576	1,645	(523)	(490)
Settlement loss	—	3,342	—	—

Net periodic benefit cost	$2,737	$6,157	$1,002	$1,002

PART I – CONTINUED

ITEM 1.	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

NOTE F - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes reclassifications out of accumulated other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Pension and other postretirement benefits:
Recognized actuarial loss (a)	$351	$397	$1,053	$1,136
Settlement loss (b)	—	1,320	—	2,279
Settlement loss (c)	—	570	—	1,063

Total before income tax	$351	$2,287	$1,053	$4,478
Income tax	(123)	(839)	(343)	(1,642)

Net of income tax	$228	$1,448	$710	$2,836

(a)	The recognized actuarial loss is included in the computation of net periodic benefit cost. See Note E for additional details.
(b)	This portion of the settlement loss is included in cost of products sold on the condensed consolidated statements of income.
(c)	This portion of the settlement loss in included in Selling, general & administrative expenses on the condensed consolidated statements of income.

The following tables summarize changes in balances for each component of accumulated other comprehensive income (loss):

(Dollars in thousands)	Currency Translation Adjustments	Pension and Other Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2016	$(9,057)	$(13,358)	$(22,415)
Reclassification adjustments	—	1,053	1,053
Current period credit	1,487	—	1,487
Income tax expense	—	(343)	(343)

Balance at September 30, 2016	$(7,570)	$(12,648)	$(20,218)

(Dollars in thousands)	Currency Translation Adjustments	Pension and Other Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2015	$(4,338)	$(12,988)	$(17,326)
Reclassification adjustments	—	4,478	4,478
Current period (charge) credit	(3,557)	—	(3,557)
Income tax expense	—	(1,642)	(1,642)

Balance at September 30, 2015	$(7,895)	$(10,152)	$(18,047)

PART I – CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company places a strong emphasis on cash flow generation and having excellent liquidity and financial flexibility. This focus has afforded us the continuing ability to reinvest our cash resources and preserve a strong balance sheet to position us for future acquisition and product development opportunities. The Company had no bank debt as of September 30, 2016.

Net sales during the third quarter were $91.3 million compared to $104.2 million during the third quarter of 2015, a decrease of 12.4% or $12.9 million. Excluding sales from the New Orleans Permanent Canal Closures & Pumps (“PCCP”) project of $1.6 million in the third quarter of 2016 and $9.8 million for the same period in 2015, net sales during the quarter decreased 5.0%. Domestic sales decreased 19.3% or $13.9 million while international sales increased 3.3% or $1.0 million compared to the same period in 2015. Gross profit was $22.7 million for the third quarter of 2016, resulting in gross margin of 24.8%, compared to gross profit of $23.3 million and gross margin of 22.4% for the same period in 2015. The quarter’s gross profit margin increase was due principally to favorable sales mix changes and a non-cash pension settlement charge of 120 basis points in the third quarter of 2015 which did not recur in the same period this year, partially offset by lower leverage due to sales volume decreases. Operating income was $9.9 million, resulting in operating margin of 10.8% for the third quarter of 2016, compared to operating income of $8.9 million and operating margin of 8.6% for the same period in 2015. The operating margin improvement was largely driven by a non-cash pension settlement charge totaling 180 basis points in third quarter of 2015 which did not recur in the same period this year and a gain on the sale of property, plant and equipment in the third quarter of 2016 of 110 basis points, offset by lower operating leverage due to sales volume decreases. Net income was $6.9 million during the third quarter of 2016 compared to $5.9 million in the third quarter of 2015 and earnings per share were $0.27 and $0.22 for the respective periods. Gain on the sale of property, plant and equipment increased the third quarter of 2016 earnings by $0.03 per share. Conversely, the non-cash pension settlement charge in the third quarter of 2015 reduced earnings by $0.05 per share.

Net sales for the nine months ended September 30, 2016 were $287.9 million compared to $307.4 million during the same period in 2015, a decrease of 6.3% or $19.5 million. Excluding sales from the PCCP project of $9.5 million in the first nine months of 2016 and $30.3 million in the first nine months of 2015, net sales for the first nine months increased 0.5%. Domestic sales decreased 8.1% or $16.7 million and international sales decreased 2.8% or $2.8 million. Of the total decrease in net sales in the first nine months of 2016, approximately $0.9 million was due to unfavorable foreign currency translation. Gross profit was $68.8 million for the first nine months of 2016, resulting in gross margin of 23.9%, compared to gross profit of $71.4 million and gross margin of 23.2% for the same period in 2015. The gross profit margin increase was due principally to a non-cash pension settlement charge of 80 basis points in the first nine months of 2015 which did not recur in the same period this year. Operating income was $28.6 million, resulting in operating margin of 9.9% for the first nine months of 2016, compared to operating income of $29.4 million and operating margin of 9.6% for the same period in 2015. The operating margin improvement also was largely driven by a non-cash pension settlement charge totaling 110 basis points in the first nine months of 2015 which did not recur in the same period this year and a gain on the sale of property, plant and equipment of 30 basis points in the first nine months of 2016, offset by lower operating leverage due to sales volume decreases. Net income was $19.8 million during the first nine months of both 2016 and 2015 and earnings per share were $0.76 and $0.75 for the respective periods. Gain on the sale of property, plant and equipment increased the first nine months of 2016 earnings by $0.03 per share. Conversely, the non-cash pension settlement charge reduced the first nine months of 2015 earnings by $0.09 per share.

PART I – CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

The Company’s backlog of orders was $102.8 million at September 30, 2016 compared to $138.8 million at September 30, 2015 and $117.1 million at December 31, 2015. Excluding the PCCP project in 2015 and 2016, the backlog at September 30, 2016 was down 16.0% as compared to September 30, 2015. In addition to the impact of PCCP, backlog has been impacted by lower orders in the petroleum and fire protection markets. Encouragingly, the municipal wastewater sector appears to be gaining momentum as incoming orders have increased as compared to the first nine months of 2015. Approximately $1.2 million of orders related to the PCCP project remain in the September 30, 2016 backlog total and are expected to ship by the end of the fourth quarter of 2016.

On October 27, 2016, the Board of Directors of the Company declared a quarterly cash dividend of $0.115 per share on the common stock of the Company, payable December 9, 2016, to shareholders of record November 15, 2016. This will mark the 267th consecutive quarterly dividend paid by The Gorman-Rupp Company and the 44th consecutive year of increased dividends paid to its shareholders. These consecutive years place Gorman-Rupp in the top 50 of all U.S. public companies with respect to number of consecutive years of increased dividend payments. The dividend yield at September 30, 2016 was 1.6%.

The Company currently expects to continue its exceptional history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.

Outlook

Domestic and foreign uncertainties, including turmoil related to the production and price of oil, foreign currency translation impacts and low commodity prices, continued to make the first nine months of 2016 challenging. The fourth quarter of most years has been seasonally slower and the PCCP project shipments are generally complete. As periods of economic and business volatility persist, the Company remains focused on operational efficiencies and will continue to manage expenses closely as we do not yet see stable sales growth occurring in the near future. Our strong balance sheet provides us with the flexibility to continue to evaluate acquisition opportunities and new product development that we expect will help add value to our operations over the longer-term.

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

Third Quarter 2016 Compared to Third Quarter 2015

Net Sales

	Three Months Ended September 30,
(Dollars in thousands)	2016	2015	$ Change	% Change
Net sales	$91,346	$104,229	$(12,883)	(12.4)%

Excluding sales from the New Orleans Permanent Canal Closures & Pumps (“PCCP”) project of $1.6 million in the third quarter of 2016 and $9.8 million for the same period in 2015, net sales during the quarter decreased 5.0%. Domestic sales decreased 19.3% or $13.9 million while international sales increased 3.3% or $1.0 million compared to the same period in 2015.

Sales in the third quarter of 2016 in our larger water markets decreased 8.9% or $6.5 million compared to the third quarter of 2015. Sales in the municipal market decreased $5.1 million driven by reduced PCCP project sales noted above, offset in part by increased shipments attributable to other flood control projects and clean water applications. Sales in the agriculture market decreased $1.8 million principally due to wet weather conditions in many locations domestically and lower farm income. However, sales in the construction market increased $2.0 million due primarily to sales to rental businesses as a result of flooding in several areas domestically and a fleet purchase by a new customer. The remainder of the overall sales decrease was largely due to reduced shipments of repair parts.

PART I – CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Sales decreased 20.3% or $6.4 million in non-water markets during the third quarter of 2016 compared to the third quarter of 2015. Sales in the industrial market decreased $4.2 million and sales in the petroleum market decreased $1.4 million, both principally attributable to the continued slowdown in oil and gas production.

Cost of Products Sold and Gross Profit

	Three Months Ended September 30,
(Dollars in thousands)	2016	2015	$ Change	% Change
Cost of products sold	$68,676	$80,917	$(12,241)	(15.1)%
% of Net sales	75.2%	77.6%
Gross Margin	24.8%	22.4%

The improvement in gross margin in the third quarter of 2016 compared to the third quarter of 2015 was principally due to lower cost of material of 290 basis points driven by sales mix changes and a favorable LIFO adjustment. In addition, pension expense was lower because of a non-cash pension settlement charge of 120 basis points in the third quarter of 2015 which did not recur in the third quarter of 2016. Partially offsetting these favorable variances was lower leverage because of sales volume decreases.

Selling, General and Administrative Expenses (SG&A)

	Three Months Ended September 30,
(Dollars in thousands)	2016	2015	$ Change	% Change
Selling, general and administrative expenses	$12,819	$14,363	$(1,544)	(10.7)%
% of Net sales	14.0%	13.8%

The increase in SG&A expenses as a percentage of net sales in the third quarter of 2016 compared to the third quarter of 2015 was due principally to loss of leverage due to lower sales volume, increased professional services fees of approximately 50 basis points and increased healthcare costs of approximately 40 basis points. Offsetting these increases was a gain on the sale of property, plant and equipment in the third quarter of 2016 of 110 basis points. There was a pension settlement charge in the third quarter of 2015 of 60 basis points which did not recur in the third quarter of 2016.

Net Income

	Three Months Ended September 30,
(Dollars in thousands)	2016	2015	$ Change	% Change
Income before income taxes	$10,402	$9,048	$1,354	15.0%
% of Net sales	11.4%	8.7%

Income taxes	$3,475	$3,155	$320	10.1%
Effective tax rate	33.4%	34.9%

Net income	$6,927	$5,893	$1,034	17.5%
% of Net sales	7.6%	5.7%

Earnings per share	$0.27	$0.22	$0.05	22.7%

PART I – CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

The increase in net income in the third quarter of 2016 compared to the third quarter of 2015 was due primarily to a gain on the sale of property, plant and equipment in 2016, a favorable LIFO adjustment in 2016 and a pension settlement charge in the third quarter of 2015 which did not recur in the third quarter of 2016. These favorable variances were offset by lower sales volume. The decrease in the effective tax rate between the two periods was due primarily to a research and development tax credit being in effect in the third quarter of 2016 but not in the third quarter of 2015, changes in the estimated domestic production activities deduction and the impact of more income in jurisdictions with lower tax rates.

Nine Months 2016 Compared to Nine Months 2015

Net Sales

	Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	$ Change	% Change
Net sales	$287,868	$307,354	$(19,486)	(6.3)%

Excluding sales from the PCCP project of $9.5 million in the first nine months of 2016 and $30.3 million in the first nine months of 2015, net sales for the first nine months increased 0.5%. Domestic sales decreased 8.1% or $16.7 million and international sales decreased 2.8% or $2.8 million. Of the total decrease in net sales in the first nine months of 2016, approximately $0.9 million was due to unfavorable foreign currency translation.

Sales in the first nine months of 2016 in our larger water markets decreased 6.8% or $14.9 million compared to the first nine months of 2015. Sales in the municipal market decreased $8.8 million driven by reduced PCCP project sales noted above, offset in part by increased shipments attributable to other flood control projects and clean water and wastewater applications. Sales decreased $3.1 million in the agriculture market principally due to wet weather conditions in many locations domestically and lower farm income, and sales in the fire protection market decreased $2.2 million due to market softness domestically and in countries in the Middle East.

Sales decreased 5.3% or $4.6 million in non-water markets during the first nine months of 2016 compared to the first nine months of 2015. Increased sales of $2.6 million in the OEM market related to power generation equipment and services were offset by a decrease of $7.1 million in the industrial market largely attributable to the continued slowdown in oil and gas production.

Cost of Products Sold and Gross Profit

	Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	$ Change	% Change
Cost of products sold	$219,061	$235,986	$(16,925)	(7.2)%
% of Net sales	76.1%	76.8%
Gross Margin	23.9%	23.2%

The improvement in gross margin in the first nine months of 2016 compared to the same period in 2015 was driven by a non-cash pension settlement charge in the first nine months of 2015 of 80 basis points which did not recur in the same period in 2016, and a favorable LIFO adjustment of 50 basis points in 2016. Partially offsetting these favorable variances was lower leverage because of sales volume decreases.

PART I – CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Selling, General and Administrative Expenses (SG&A)

	Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	$ Change	% Change
Selling, general and administrative	$40,190	$41,933	$(1,743)	(4.2)%
% of Net sales	14.0%	13.6%

The increase in SG&A expenses as a percentage of net sales in the first nine months of 2016 compared to the same period in 2015 was due principally to loss of leverage due to lower sales volume and increased professional services fees of approximately 40 basis points related largely to costs incurred in connection with acquired businesses during the previous two years. Offsetting these increases was a non-cash pension settlement charge of 30 basis points from the first nine months of 2015 which did not recur in the same period in 2016.

Net Income

	Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	$ Change	% Change
Income before income taxes	$29,293	$29,826	$(533)	(1.8)%
% of Net sales	10.2%	9.7%

Income taxes	$9,464	$10,029	$(565)	(5.6)%
Effective tax rate	32.3%	33.6%

Net income	$19,829	$19,797	$32	0.2%
% of Net sales	6.9%	6.4%

Earnings per share	$0.76	$0.75	$0.01	1.3%

The increases in net income and earnings per share in the first nine months of 2016 compared to the same period in 2015 were due primarily to a gain on the sale of property, plant and equipment, a favorable LIFO adjustment and lower pension expense due to a pension settlement charge in the first nine months of 2015 which did not recur in the same period in 2016. These favorable variances were offset by sales volume decreases from 2015 to 2016. The decrease in the effective tax rate between the two periods was due primarily to a research and development tax credit being in effect in the first nine months of 2016 but not in the first nine months of 2015, changes in the estimated domestic production activities deduction and the impact of more income in jurisdictions with lower tax rates.

Liquidity and Capital Resources

	Nine Months Ended September 30, 2016
	2016	2015
Net cash provided by operating activities	$52,209	$44,902
Net cash used for investing activities	(4,329)	(10,033)
Net cash used for financing activities	(8,217)	(24,483)

Cash and cash equivalents totaled $63.7 million and there was no outstanding bank debt at September 30, 2016. In addition, the Company had $23.9 million available in bank lines of credit after deducting $7.1 million in outstanding letters of credit primarily related to customer orders. The Company has continuously been in compliance with its nominal restrictive covenants, such as limits on additional borrowings and maintenance of certain operating and financial ratios, including at September 30, 2016.

PART I – CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Working capital increased $16.9 million from December 31, 2015 to a record $162.8 million at September 30, 2016. This increase was due principally to higher cash balances partially offset by lower inventories and increased customer deposits.

The primary drivers of operating cash flows during the first nine months of 2016 were operating income, reduced inventories and increased customer deposits partially offset by $8.0 million of contributions to the pension plan. During this same period in 2015, operating cash flows were primarily driven by cash earnings during the period and a planned decrease in inventory levels.

During the first nine months of 2016, investing activities of $4.3 million primarily consisted of capital expenditures for machinery and equipment, a new operations facility in Africa, and other building improvements totaling $5.6 million offset by proceeds from the sale of property, plant and equipment of $1.3 million. Capital expenditures for the fourth quarter of 2016 are currently expected to be in the range of $1 to $3 million and are expected to be principally financed through internally generated funds. During the first nine months of 2015, cash used in investing activities of $10.0 million primarily consisted of net capital expenditures of $6.6 million for machinery and equipment, a new operations facility in Ireland and other building improvements, and the acquisition of the Hydro companies for $3.4 million.

Net cash used for financing activities for the first nine months of 2016 consisted of dividend payments of $8.2 million. Net cash used in financing activities for the first nine months of 2015 consisted of dividend payments of $7.9 million, re-payment of $12.0 million in short-term debt and a privately-arranged market value purchase of Company shares in the amount of $4.6 million from a Rupp family estate.

On October 27, 2016, the Board of Directors of the Company declared a quarterly cash dividend of $0.115 per share on the common stock of the Company, payable December 9, 2016, to shareholders of record November 15, 2016. The cash dividend represents a 9.5% increase over the dividend paid in the previous quarter. This will mark the 267th consecutive quarterly dividend paid by The Gorman-Rupp Company and the 44th consecutive year of increased dividends paid to its shareholders.

The Company currently expects to continue its distinguished history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.

Critical Accounting Policies

Our critical accounting policies are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our Consolidated Financial Statements for the year ended December 31, 2015 contained in our Annual Report on Form 10-K for the year ended December 31, 2015. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the notes to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

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

including taxes; (5) stable governments and business conditions in emerging economies; (6) successful penetration of emerging economies; (7) continuation of the favorable environment to make acquisitions, domestic and foreign, including regulatory requirements and market values of potential candidates and our ability to successfully integrate and realize the anticipated benefits of completed acquisitions; (8) if acquired businesses do not meet performance expectations, assets acquired could be subject to impairment; and (9) risks described from time to time in our reports filed with the Securities and Exchange Commission. Except to the extent required by law, we do not undertake and specifically decline any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s foreign operations do not involve material risks due to their relative size, both individually and collectively. Approximately 90% of the Company’s sales are domiciled within or originated from the United States. The Company does not believe it is exposed to material market risks as a result of its diversified export sales. Export sales generally are denominated in U.S. Dollars and made on open account or under letters of credit.

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

An evaluation was carried out under the supervision and with the participation of the Company’s Management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.

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

Except as noted below, there are no material changes from the risk factors previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Impairment - If acquired businesses do not meet performance expectations, assets acquired could be subject to impairment.

PART II – CONTINUED

ITEM 1A.	RISK FACTORS – CONTINUED

The Company’s total assets reflect goodwill from acquisitions, representing the excess cost over the fair value of the identifiable net assets acquired, including other indefinite-lived intangible assets and long-lived assets. Goodwill and other indefinite-lived intangible assets are not amortized but are reviewed annually for impairment as of October 1 or whenever events or changes in circumstances indicate there may be a possible permanent loss of value using either a quantitative or qualitative analysis. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recovered through future net cash flows generated by the assets. If future operating performance at one or more of the Company’s reporting units were to fall significantly below forecast levels or if market conditions for one or more of its acquired businesses were to decline, the Company could be required to incur a non-cash charge to operating income for impairment. Any impairment in the value of these assets could have an adverse non-cash impact on the Company’s reported results of operations.

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

The Gorman-Rupp Company
(Registrant)

Date: November 2, 2016

	By:	/s/ Wayne L. Knabel
Wayne L. Knabel
Chief Financial Officer