Form 10-K
period 2016-12-31
GORMAN RUPP CO
filed 2017-03-03
CIK 42682

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Registrant’s telephone number, including area code: (419) 755-1011

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

(Do not check if smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of The Gorman-Rupp Company Common Shares held by non-affiliates and based on the closing sales price as of June 30, 2016 was approximately $479,135,000.

On February 28, 2017, there were 26,093,123 shares of The Gorman-Rupp Company Common Shares, without par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Notice of 2017 Annual Meeting of Shareholders and related Proxy Statement incorporated by reference into Part III (Items 10-14).

The Gorman-Rupp Company and Subsidiaries

Annual Report on Form 10-K

For the Year Ended December 31, 2016

i

PART I

Safe Harbor Statement

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, The Gorman-Rupp Company provides the following cautionary statement: This Annual Report on Form 10-K contains various forward-looking statements based on assumptions concerning The Gorman-Rupp Company’s operations, future results and prospects. These forward-looking statements are based on current expectations about important economic, political, and technological factors, among others, and are subject to risks and uncertainties, which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.

Such factors include, but are not limited to: (1) continuation of the current and projected future business environment; (2) highly competitive markets; (3) availability of raw materials; (4) loss of key management; (5) cyber security threats; (6) acquisition performance and integration; (7) compliance with, and costs related to, a variety of import and export laws and regulations; (8) environmental compliance costs and liabilities; (9) exposure to fluctuations in foreign currency exchange rates; (10) conditions in foreign countries in which the Company conducts business; (11) impairment in the value of intangible assets, including goodwill; (12) defined benefit pension plan settlement expense; (13) family ownership of common equity; and (14) risks described from time to time in our reports filed with the Securities and Exchange Commission. Except to the extent required by law, we do not undertake and specifically decline any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.

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

PRODUCTS

The Company operates in one business segment, the manufacture and international sale of pumps and pump systems. The following table sets forth, for the years 2014 through 2016, the total net sales, income before income taxes and year-end total assets (in thousands) of the Company.

	Year Ended December 31,
	2016	2015	2014
Net sales	$382,071	$406,150	$434,925
Income before taxes	36,482	37,266	53,734
Total assets	382,818	364,201	380,904

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

PART I – CONTINUED

ITEM 1.	BUSINESS – CONTINUED

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

MARKETING

The Company’s pumps are marketed in the United States and worldwide through a network of more than 1,000 distributors, through manufacturers’ representatives (for sales to many original equipment manufacturers), through third-party distributor catalogs, and by direct sales. The Company regularly seeks alliances with distributors and other partners to further enhance marketing opportunities. Export sales are made primarily through foreign distributors and representatives. The Company has long-standing relationships with many of the leading independent distributors in the markets it serves and provides specialized training programs to distributors on a regular basis.

During 2016, 2015 and 2014, there were no shipments to any single customer that exceeded 10% of total net sales. Gorman-Rupp continued to actively pursue international business opportunities and, in 2016, shipped its pumps to approximately 140 countries around the world. No sales made to customers in any one foreign country amounted to more than 5% of total net sales during 2016, 2015 or 2014.

Approximately $131.2 million of 2016 sales were shipped outside the United States, as compared to $136.5 million in 2015 and $136.6 million in 2014. International sales represented 34% of total net sales in each of the years 2016 and 2015 and 31% of total net sales in 2014. See Note I to the Consolidated Financial Statements, Business Segment Information. The Company continued its efforts to penetrate international markets principally by its increased global investments and its focus on meeting the world’s water and wastewater pumping needs.

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

PURCHASING AND PRODUCTION

Substantially all of the materials, supplies, components and accessories used by the Company in the fabrication of its products, including all castings (for which most patterns are made and owned by the Company), structural steel, bar stock, motors, solenoids, engines, seals, and plastic and elastomeric components are purchased by the Company from other suppliers and manufacturers. No purchases are made under long-term contracts and the Company is not dependent upon a single source for any materials, supplies, components or accessories which are of material importance to its business.

The Company purchases motors for its polypropylene bellows pumps and magnetic drive pumps from several alternative vendors, while motor components for its large submersible pumps, and motors and engines for its pump systems, are purchased from a limited number of suppliers. Products requiring small motors are also sourced from alternative suppliers.

The other production operations of the Company consist of the machining of castings, the cutting, shaping and welding of bar stock and structural members, the design and assembly of electrical control panels, the manufacture of a few minor components, and the assembling, painting and testing of its products. Virtually all of the Company’s products are tested prior to shipment.

OTHER ASPECTS

As of December 31, 2016, the Company employed approximately 1,180 persons, of whom approximately 680 were hourly employees. The Company has no collective bargaining agreements, has never experienced a work stoppage and considers its labor relations to be satisfactory.

Although the Company owns a number of patents, and several of them are important to its business, Gorman-Rupp believes that the business of the Company is not materially dependent upon any one or more patents. The Company’s patents, trademarks and other intellectual property are adequate for its business purposes.

The backlog of orders at December 31, 2016 was $98.8 million compared to $117.1 million at December 31, 2015. Approximately 95% of the Company’s backlog of unfilled orders is scheduled to be shipped during 2017, with the remainder principally during the first half of 2018. The decrease in backlog from 2015 is due primarily to approximately $9.9 million of shipments in 2016 for the Permanent Canal Closures & Pumps (“PCCP”) project to supply major flood control pumps to a member of a joint venture construction group for a significant New Orleans flood control project. Excluding the PCCP project in 2015 and 2016, the backlog at December 31, 2016 was down 7.9% as compared to December 31, 2015. In addition to the impact of PCCP, backlog has been impacted by lower orders in the petroleum and fire protection markets. Encouragingly, the municipal wastewater sector appears to be gaining momentum as incoming orders have increased in 2016 as compared to 2015.

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

PART I – CONTINUED

ITEM 1.	BUSINESS – CONTINUED

A paper copy of the Company’s Form 10-K is also available free of charge upon written request to the Company’s Corporate Secretary.

ITEM 1A.	RISK FACTORS

Gorman-Rupp’s business and financial performance are subject to various risks and uncertainties, some of which are beyond its control. In addition to the risks discussed elsewhere in this Form 10-K, the following risks and uncertainties could materially adversely affect the Company’s business, prospects, financial condition, results of operations, liquidity and access to capital markets. These risks could cause the Company’s actual results to differ materially from its historical experience and from expected results discussed in forward-looking statements made by the Company related to conditions or events that it anticipates may occur in the future.

Continuation of current and projected future business environment

The overall pump industry is cyclical in nature, and some of its business activity is related to general business conditions in the durable goods and capital equipment markets. Demand for most of the Company’s products and services is affected by the level of new capital investment and planned maintenance expenditures by its customers. The level of such investment and expenditures by our customers depends, in turn, on factors such as general economic conditions, availability of credit, economic conditions within their respective industries and expectations of future market behavior. Volatility in prices of commodities such as oil and agricultural products can negatively affect the levels of investment and expenditures of certain customers and result in postponement of capital spending decisions or the delay or cancellation of existing orders which may negatively impact the Company’s sales.

Highly competitive markets

Gorman-Rupp sells products in highly competitive markets. Maintaining and improving the Company’s competitive position requires periodic investment in manufacturing, engineering, quality standards, marketing, customer service and support, and distribution networks. Even with such investment, the Company may not be successful in maintaining its competitive position. The Company’s competitors may develop products that are superior to its products, or may develop methods of more efficiently and effectively providing products and services, or may adapt more quickly to new technologies or evolving customer requirements. Pricing pressures may require the Company to adjust the prices of its products downward to stay competitive. The Company may not be able to compete successfully with its existing competitors or with new competitors. Failure to compete successfully could reduce the Company’s sales, operating margins and overall financial performance.

Availability of raw materials

The Company could be adversely affected by raw material price volatility and any inability of suppliers to meet quality and delivery requirements. Additionally, raw material and energy expenses are substantive drivers of costs in the manufacture of pumps and changes in these costs are often unpredictable. The Company may not be able to pass along any increased material costs to customers for competitive or other reasons. While the Company manufactures certain parts and components used in its products, the Company’s business requires substantial amounts of raw materials, parts and components that are purchased from suppliers. The availability and prices of raw materials, parts and components may be subject to curtailment or change due to, among other things, suppliers’ allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and prevailing price levels. Any change in the availability of, or increases in the price for, these raw materials, parts and components could materially affect our business, financial condition, results of operations or cash flows.

PART I – CONTINUED

ITEM 1A.	RISK FACTORS – CONTINUED

Loss of key management

The Company’s success depends to a significant extent on the continued service of its executive management team and the ability to recruit, hire and retain other key management personnel to support the Company’s growth and operational initiatives and replace executives who retire or resign. Failure to retain key management and attract and retain other highly-skilled personnel could limit the Company’s global growth and operational initiatives, or may result in inefficient and ineffective management and operations, which could harm the Company’s revenues, operations and product development efforts and could eventually result in a decrease in profitability.

Cyber security threats

Increased global information technology security threats and more sophisticated and targeted computer crime pose a risk to the security of Gorman-Rupp’s systems and networks and to the confidentiality, availability, and integrity of its data. While the Company attempts to mitigate these risks by employing a number of measures, including employee training, comprehensive monitoring of its networks and systems, and the deployment of backup and protective systems, the Company’s systems, networks, proprietary information, products, solutions and services remain potentially vulnerable to advanced persistent threats. Depending on their nature and scope, such threats could potentially lead to damages or destruction including, but not limited to, the compromising of confidential information relating to customer, supplier, or employee data, improper use of the Company’s systems and networks, manipulation and destruction of data, defective products, production downtimes and operational disruptions which, in turn, could adversely affect Gorman-Rupp’s reputation, competitiveness, and results of operations.

Acquisition performance and integration

The Company’s historical growth has depended, and its future growth is likely to continue to depend, in part on its acquisition strategy and the successful integration of acquired businesses into existing operations. The Company intends to continue to seek additional acquisition opportunities that have the potential to support and strengthen its operations. The Company cannot assure it will be able to successfully identify suitable acquisition opportunities, prevail against competing potential acquirers, negotiate appropriate acquisition terms, obtain financing that may be needed to consummate such acquisitions, complete proposed acquisitions, successfully integrate acquired businesses into existing operations or expand into new markets. In addition, the Company cannot assure that any acquisition, once successfully integrated, will perform as planned, be accretive to earnings, or prove to be beneficial to the Company’s operations and cash flows.

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

PART I – CONTINUED

ITEM 1A.	RISK FACTORS – CONTINUED

Environmental compliance costs and liabilities

The Company’s operations and properties are subject to various, and increasingly numerous, domestic and foreign environmental laws and regulations which can impose operating and financial sanctions for violations. Moreover, environmental and sustainability initiatives, practices, rules and regulations are under increasing scrutiny of both governmental and non-governmental bodies and may require changes in operational practices, standards and expectations and, in turn, increase the Company’s compliance costs. Periodically, the Company has incurred, and expects to continue to incur, operating and capital costs to comply with environmental requirements. The Company monitors its environmental responsibilities, together with trends in the related laws, and believes it is in substantial compliance with current regulations. If the Company is required to incur increased compliance costs or violates environmental laws or regulations, future environmental compliance expenditures or liabilities could have a material adverse effect on our financial condition, results of operations or cash flows.

Exposure to fluctuations in foreign currency exchange rates

The Company is exposed to fluctuations in foreign currency exchange rates, particularly with respect to the Euro, Canadian Dollar, South African Rand and the British Pound. Any significant change in the value of these currencies could affect the Company’s ability to sell products competitively and control its cost structure, which could have a material effect on its financial condition, results of operations or cash flows.

Conditions in foreign countries in which the Company conducts business

In 2016, 34% of the Company’s sales were to customers outside the United States. The Company expects its international and export sales to continue to be a significant portion of its revenue and it has placed a particular emphasis on increasing its growth and presence internationally. The Company’s sales from international operations and export sales are subject, in varying degrees, to risks inherent to doing business outside the United States. These risks include the following, some of which are further addressed in our other Risk Factors:

•	Possibility of unfavorable circumstances arising from host country laws or regulations;
•	Currency exchange rate fluctuations and restrictions on currency repatriation;
•	Potential negative consequences from changes to taxation policies, including border-adjusted tax proposals of the new Trump Administration;
•	Disruption of operations from labor and political disturbances;
•	Changes in tariff and trade barriers and import and export licensing requirements;
•	Increased costs and risks of developing, staffing and simultaneously managing a number of global operations as a result of distance as well language and cultural differences; and
•	Insurrections, armed conflicts, terrorism or war.

Any of these events could have an adverse impact on the Company’s business and operations.

Impairment in the value of intangible assets, including goodwill

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

PART I – CONTINUED

ITEM 1A.	RISK FACTORS – CONTINUED

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

In 2016, the Company recorded a pre-tax non-cash goodwill impairment charge of $1.8 million. There was no goodwill impairment charge recorded in 2015 or 2014. See Note H to the Consolidated Financial Statements, Goodwill and Other Intangible Assets.

Defined benefit pension plan settlement expense

The Company sponsors a defined benefit pension plan covering certain domestic employees and accrues amounts for funding of its obligations under the plan. The defined benefit pension plan allows eligible retiring employees to receive a lump-sum distribution for benefits earned in lieu of annual payments and most of the Company’s retirees historically have elected this option. Under applicable accounting rules, if the lump-sum distributions made for a plan year exceed an actuarially-determined threshold of the total of the service cost and interest cost for the plan year, the Company at such point would be required to recognize for that year’s results of operations settlement expense for the resulting unrecognized actuarial loss. The Company has been required to make such adjustments in some prior years, and, if such non-cash adjustments are necessary in future periods, they may negatively impact the Company’s operating results.

Family ownership of common equity

A substantial percentage of the Company’s Common Shares is held by various members of the Gorman and Rupp families and their affiliates. These family holdings historically have not been frequently traded; therefore, the Common Shares, in part because of these circumstances, generally have a history of relatively low volume trading experiences on the NYSE MKT Exchange.

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

PART I – CONTINUED

ITEM 2.	PROPERTIES – CONTINUED

The Company’s principal production operations are:

United States
Mansfield (two) and Bellville, Ohio	Glendale, Arizona	Houston, Texas
Toccoa, Georgia	Olive Branch, Mississippi	Lubbock, Texas
Royersford, Pennsylvania (two)

Other Countries
St. Thomas, Ontario, Canada	County Westmeath, Ireland	Culemborg, The Netherlands*
Johannesburg, South Africa	Namur, Belgium

*	Leased property

The Company owns a facility in Dallas, Texas comprising a training center and warehouse. In addition, the Company leases a warehouse facility in Jebal Ali, Dubai.

Gorman-Rupp considers its plants, machinery and equipment to be well maintained, in good operating condition and adequate for the present uses and business requirements of the Company.

ITEM 3.	LEGAL PROCEEDINGS

For more than fifteen years, numerous business entities in the pump and fluid-handling industries, as well as a multitude of companies in many other industries, have been targeted in a series of lawsuits in several jurisdictions by various individuals seeking redress to claimed injury as a result of the entities’ alleged use of asbestos in their products. Since 2001, the Company and one of its subsidiaries, Patterson Pump Company, have been involved in this mass-scaled litigation, typically as one of many co-defendants in a particular proceeding. The allegations in the lawsuits involving the Company and/or Patterson Pump Company have been vague, general and speculative. Most of these lawsuits have been dismissed without advancing beyond the early stage of discovery, some as a result of nominal monetary settlements recommended for payment by the Company’s insurers. The claims and related legal expenses generally have been covered by the Company’s insurance, subject to applicable deductibles and limitations. Accordingly, this series of lawsuits has not, cumulatively or individually, had a material adverse impact on the Company’s consolidated results of operations, liquidity or financial condition, nor is it expected to have any such impact in the future, based on the current knowledge of the Company.

In addition, the Company and/or its subsidiaries are parties in a small number of legal proceedings arising in the ordinary course of business. Management does not currently believe that these proceedings will materially impact the Company’s consolidated results of operations, liquidity or financial condition.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART I – CONTINUED

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the executive officers of the Company as of February 28, 2017:

Name	Age	Office	Date Elected to Executive Office Position
James C. Gorman	92	Chairman	1989
Jeffrey S. Gorman	64	President and Chief Executive Officer	1998
James C. Kerr	54	Chief Financial Officer	2017
Brigette A. Burnell	41	General Counsel and Corporate Secretary	2014

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

Mr. Kerr was elected Chief Financial Officer effective January 1, 2017 and previously served as Vice President of Finance from July 18, 2016 to December 31, 2016. Mr. Kerr previously served as both Executive Vice President and Chief Financial Officer from 2006 to 2015 and Vice President, Controller from 1998 to 2006 for Jo-Ann Stores.

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

MARKET INFORMATION

The following table sets forth the high and low sale prices and dividends per share for the Company’s Common Shares as reported by the NYSE MKT Exchange for the periods indicated:

	Sales Price of Common Shares				Dividends Per Share

	2016		2015		2016	2015
	High	Low	High	Low

First quarter	$27.92	$21.09	$32.47	$27.69	$0.105	$0.100

Second quarter	31.73	24.68	30.91	26.28	0.105	0.100

Third quarter	29.59	25.14	28.78	18.14	0.105	0.100

Fourth quarter	34.45	22.30	32.60	23.27	0.115	0.105

The Company’s Common Stock is listed on the NYSE MKT Exchange under the ticker symbol “GRC”. On January 31, 2017, there were approximately 7,600 shareholders, of which 1,600 were registered holders of Common Shares.

PERFORMANCE GRAPH

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return, including reinvested cash dividends, on the Company’s common shares against the cumulative total return of the NYSE MKT Exchange Index and a Peer Group Index for the period of five fiscal years commencing January 1, 2012 and ending December 31, 2016. The issuers in the SIC Code Index were selected on a line-of-business basis by reference to SIC Code 3561 — Pumps and Pumping Equipment. The SIC Code Index is composed of the following issuers: Ampco-Pittsburgh Corp., Colfax Corp., Flowserve Corp., The Gorman-Rupp Company, Graco Inc., Idex Corp., ITT Corp., and Xylem Inc. The graph assumes that the value of the investment in the Company’s Common Stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on 12/31/2011 and tracks it through 12/31/2016.

PART II – CONTINUED

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES – CONTINUED

Comparison of 5-Year Cumulative Total Shareholder Return Among The Gorman-Rupp Company,

NYSE MKT Composite Index and SIC Code 3561

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among The Gorman-Rupp Company, the NYSE MKT Composite Index, and SIC Code 3561

*$100 invested on 12/31/11 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

	2011	2012	2013	2014	2015	2016

The Gorman-Rupp Company	100.00	111.36	157.96	153.56	129.73	152.65
NYSE MKT Composite	100.00	106.15	115.07	118.71	106.60	117.67
SIC Code 3561	100.00	128.82	200.28	186.62	151.64	189.38

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

PART II – CONTINUED

ITEM 6.	SELECTED FINANCIAL DATA

Five-Year Summary of Selected Financial Data

(Thousands of dollars, except per share amounts)

	Year Ended December 31,
	2016	2015	2014	2013	2012
Operating Results
Net sales	$382,071	$406,150	$434,925	$391,665	$375,691
Gross profit	92,025	92,580	107,559	93,655	90,151
Income taxes	11,599	12,157	17,593	14,173	14,244
Net income	24,883	25,109	36,141	30,104	28,203
Depreciation and amortization	15,529	15,282	14,615	13,588	12,066
Interest expense	20	122	134	146	122
Return on net sales (%)	6.5	6.2	8.3	7.7	7.5
Sales dollars per employee	313.2	318.5	340.6	315.6	326.4
Income dollars per employee	20.4	19.7	28.3	24.3	24.5
Financial Position
Current assets	$203,900	$189,391	$200,709	$189,289	$175,675
Current liabilities	49,352	43,460	64,346	60,760	64,821
Working capital	154,548	145,931	136,363	128,529	110,854
Current ratio	4.1	4.4	3.1	3.1	2.7
Property, plant and equipment, net	$122,067	$129,887	$133,964	$131,189	$123,066
Capital additions	6,877	8,260	13,278	21,015	16,373
Total assets	382,818	364,201	380,904	355,638	335,183
Equity	302,888	287,021	281,967	264,140	234,719
Dividends paid	11,218	10,599	9,715	8,662	8,188
Average number of employees	1,220	1,275	1,277	1,241	1,151
Shareholder Information
Earnings per share	$0.95	$0.96	$1.38	$1.15	$1.07
Cash dividends per share	0.430	0.405	0.370	0.330	0.312
Equity per share at December 31	11.61	11.00	10.74	10.06	8.94
Average number of shares outstanding	26,087,721	26,192,072	26,256,824	26,249,324	26,242,366

Summary of Quarterly Results of Operations

(Thousands of dollars, except per share amounts)

Quarter Ended 2016	Net Sales	Gross Profit	Net Income	Earnings per Share
First quarter	$100,257	$22,897	$6,282	$0.24
Second quarter	96,265	23,240	6,620	0.25
Third quarter	91,346	22,670	6,927	0.27
Fourth quarter	94,203	23,218	5,054	0.19

Total	$382,071	$92,025	$24,883	$0.95

Quarter Ended 2015	Net Sales	Gross Profit	Net Income	Earnings per Share
First quarter	$99,233	$23,915	$7,275	$0.28
Second quarter	103,892	24,141	6,629	0.25
Third quarter	104,229	23,312	5,893	0.22
Fourth quarter	98,796	21,212	5,312	0.21

Total	$406,150	$92,580	$25,109	$0.96

PART II – CONTINUED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in tables in thousands of dollars)

Executive Overview

The following discussion of Results of Operations includes certain non-GAAP financial data, and measures such as adjusted earnings before interest, taxes, depreciation and amortization. The adjusted earnings per share amounts exclude a 2015 non-cash pension settlement charge as a result of lump sum payments related to the defined benefit pension plan and a 2016 goodwill impairment charge. Management utilizes these adjusted financial data and measures to assess comparative operations against those of prior periods without the distortion of non-comparable factors. The Gorman-Rupp Company believes that these non-GAAP financial data and measures will be useful to investors as well as to assess the continuing strength of the Company’s underlying operations. Provided below is a reconciliation of adjusted earnings per share amounts and adjusted earnings before interest, taxes, depreciation and amortization.

	Year Ended December 31,
	2016	2015	2014
Adjusted earnings per share:
Reported earnings per share – GAAP basis	$0.95	$0.96	$1.38
Plus pension settlement charge	-	0.10	-
Plus goodwill impairment charge	0.05	-	-

Non-GAAP adjusted earnings per share	$1.00	$1.06	$1.38

Adjusted earnings before interest, taxes, depreciation and amortization:
Reported net income–GAAP basis	$24,883	$25,109	$36,141
Plus interest	20	122	134
Plus income taxes	11,599	12,157	17,593
Plus depreciation and amortization	15,529	15,282	14,615

Non-GAAP earnings before interest, taxes, depreciation and amortization	52,031	52,670	68,483
Plus pension settlement charge	-	3,783	-
Plus goodwill impairment charge	1,800	-	-

Non-GAAP adjusted earnings before interest, taxes, depreciation and amortization	$53,831	$56,453	$68,483

The Gorman-Rupp Company is a leading designer, manufacturer and international marketer of pumps and pump systems for use in diverse water, wastewater, construction, dewatering, industrial, petroleum, original equipment, agriculture, fire protection, heating, ventilating and air conditioning (HVAC), military and other liquid-handling applications. The Company attributes its success to long-term product quality, applications and performance combined with timely delivery and service, and continually seeks to develop initiatives to improve performance in these key areas.

Gorman-Rupp actively pursues growth opportunities through organic growth, international business expansion and acquisitions.

We regularly invest in training for our employees, in new product development and in modern manufacturing equipment, technology and facilities all designed to increase production efficiency and capacity and drive growth by delivering innovative solutions to our customers. We believe that the diversity of our markets is a major contributor to the generally stable financial growth we have produced over the past 80 plus years.

PART II – CONTINUED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

The Company places a strong emphasis on cash flow generation and having excellent liquidity and financial flexibility. This focus has afforded us the ability to reinvest our cash resources and preserve a strong balance sheet to position us for future acquisition and product development opportunities. The Company had no bank debt as of December 31, 2016. The $123.1 million of aggregate cash generated by operating activities over the past three years was utilized primarily to fund growth-oriented acquisitions and productivity-enhancing capital expenditures, pay dividends, entirely repay acquisitions-related short-term debt and supplementally fund the Company’s defined benefit pension plan. The Company’s cash position increased $33.9 million during 2016 to $57.6 million at December 31, 2016.

The Company generated $53.8 million in adjusted earnings before interest, taxes, depreciation and amortization during 2016. From these earnings, the Company invested $6.9 million in buildings, building improvements, machinery and equipment and returned $11.2 million in dividends to shareholders.

Capital additions for 2017 are presently planned to be in the range of $8-$10 million primarily for building expansion and machinery and equipment purchases, and are expected to be financed through internally-generated funds and existing lines of credit.

Net sales for the year ended December 31, 2016 were $382.1 million compared to $406.2 million for 2015, a decrease of 5.9% or $24.1 million. Excluding sales from the PCCP project of $9.9 million in 2016 and $37.7 million in 2015, net sales in 2016 increased 1.0% or $3.7 million. Domestic sales, excluding PCCP, increased 3.9% or $9.0 million and international sales decreased 3.9% or $5.3 million. Of the total decrease in net sales in 2016, approximately $0.9 million was due to unfavorable foreign currency translation.

Gross profit was $92.0 million for the year ended December 31, 2016, resulting in gross margin of 24.1%, compared to gross profit of $92.6 million and gross margin of 22.8% for 2015. The gross margin increase was due principally to favorable sales mix changes, most notably within the municipal market, a LIFO inventory adjustment of 50 basis points and a non-cash pension settlement charge of 60 basis points in 2015 which did not recur in 2016.

Operating income was $35.7 million, resulting in operating margin of 9.3% for the year ended December 31, 2016, compared to operating income of $36.4 million and operating margin of 9.0% for 2015. The change in operating margin was impacted by a non-cash goodwill impairment charge in 2016 of 50 basis points and lower leverage due to sales volume decreases, offset by a LIFO inventory adjustment of 50 basis points and a non-cash pension settlement charge totaling 90 basis points in 2015 which did not recur in 2016.

Net income was $24.9 million for the year ended December 31, 2016 compared to $25.1 million for 2015 and earnings per share were $0.95 and $0.96 for the respective periods. The non-cash goodwill impairment charge decreased 2016 earnings by $0.05 per share. However, the change in LIFO inventory adjustment between years increased 2016 earnings by $0.04 per share. In addition, a non-cash pension settlement charge reduced 2015 earnings by $0.10 per share.

The Company’s backlog of orders was $98.8 million at December 31, 2016 compared to $117.1 million at December 31, 2015. Excluding the PCCP project in 2016 and 2015, the backlog at December 31, 2016 was down 7.9% as compared to December 31, 2015. In addition to the impact of PCCP, backlog has been impacted by lower orders in the petroleum and fire protection markets. Encouragingly, the municipal wastewater sector continued to gain momentum as incoming orders increased as compared to the third quarter of 2016 and the year 2015. Approximately 95% of the Company’s backlog of unfilled orders is scheduled to be shipped during 2017, with the remainder principally during the first half of 2018.

PART II – CONTINUED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

On January 26, 2017, the Board of Directors authorized the payment of a quarterly dividend of $0.115 per share, representing the 268th consecutive quarterly dividend to be paid by the Company. During 2016, the Company again paid increased dividends and thereby attained its 44th consecutive year of increased dividends. These consecutive years of increases continue to position Gorman-Rupp in the top 50 of all U.S. public companies with respect to number of years of increased dividend payments. The dividend yield at December 31, 2016 was 1.4%.

The Company currently expects to continue its exceptional history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.

Outlook

Domestic and foreign uncertainties, including turmoil related to the production and price of oil, foreign currency translation impacts and low commodity prices, continued to make 2016 challenging. In addition, with the completion of the PCCP project, comparisons of revenue with 2016 will need to be kept in mind during 2017. We are encouraged by the new federal administration’s attention to increased spending for water and wastewater infrastructure, military growth and renewed pipeline projects. Along with the administration’s focus on U.S. manufacturing, these initiatives could be positive for Gorman-Rupp as the majority of our products continue to be manufactured domestically. We are also hopeful that capital spending in the oil & gas industries will start to rebound as oil prices begin to stabilize. The Company remains focused on operational efficiencies and will continue to manage expenses closely. Our underlying fundamentals remain strong and we remain well positioned to drive long-term growth. Our strong balance sheet provides us with the flexibility to continue to evaluate acquisition opportunities and new product development that we expect will help add value to our operations over the longer-term.

Results of Operations – 2016 Compared to 2015:

In 2016, due primarily to the prolonged downturn in the oil and gas industry, the Bayou City Pump Company (“Bayou”) reporting unit recorded a pre-tax non-cash goodwill impairment charge of $1.8 million. There was no goodwill impairment charge recorded in 2015 or 2014. See Note H, Goodwill and Other Intangible Assets.

In 2015, due to increased employee retirements and related lump sum pension payments, the Company recorded a U.S. GAAP-required and actuarially-determined $3.8 million non-cash pension settlement charge. The value of lump sum pension payments was less in 2016 and a non-cash pension settlement charge was not required.

Net Sales

	Year Ended December 31,
	2016	2015	$ Change	% Change
Net sales	$382,071	$406,150	$(24,079)	(5.9)%

Net sales for the year ended December 31, 2016 were $382.1 million compared to $406.2 million for 2015, a decrease of 5.9% or $24.1 million. Excluding sales from the PCCP project of $9.9 million in 2016 and $37.7

PART II – CONTINUED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

million in 2015, net sales in 2016 increased 1.0% or $3.7 million. Domestic sales, excluding PCCP, increased 3.9% or $9.0 million and international sales decreased 3.9% or $5.3 million. Of the total decrease in net sales in 2016, approximately $0.9 million was due to unfavorable foreign currency translation.

Sales in our larger water markets, excluding PCCP, increased 3.6% or $9.1 million in 2016 compared to 2015. Sales in the municipal market, excluding PCCP, increased $15.1 million driven by increased shipments attributable to other flood control projects, clean water and wastewater applications. Sales in the construction market increased $2.7 million due primarily to sales to rental businesses and sales to new customers. However, sales decreased $3.7 million in the fire protection market largely due to market softness domestically and in the Middle East, and $2.3 million in the agriculture market principally due to wet weather conditions in many domestic locations and decreased farm income. In addition, sales of repair parts decreased $2.8 million.

Sales decreased 4.6% or $5.4 million in non-water markets during 2016 compared to 2015. Increased sales of $3.2 million in the OEM market related to power generation equipment and services were offset by a decrease of $7.7 million in the industrial market largely attributable to the slowdown in oil and gas production.

International sales were $131.2 million in 2016 compared to $136.5 million in 2015. International sales represented 34% of total sales for the Company in each of the years 2016 and 2015. Sales continued to be somewhat softer in Europe and in the Middle East due to sluggish economic conditions primarily affecting the fire protection and OEM markets.

Cost of Products Sold and Gross Profit

	Year Ended December 31,
	2016	2015	$ Change	% Change
Cost of products sold	$290,046	$313,570	$(23,524)	(7.5)%
% of Net sales	75.9%	77.2%
Gross margin	24.1%	22.8%

The gross margin increase in 2016 compared to 2015 was due principally to favorable sales mix changes, most notably within the municipal market and lower LIFO inventory expense of 50 basis points. Also, a non-cash pension settlement charge of 60 basis points was recognized in 2015 which did not recur in 2016. Conversely, health care expenses increased 30 basis points in 2016 primarily due to higher claims.

Selling, General and Administrative Expenses (SG&A)

	Year Ended December 31,
	2016	2015	$ Change	% Change
Selling, general and administrative expenses	$54,528	$56,189	$(1,661)	(3.0)%
% of Net sales	14.3%	13.8%

The increase in SG&A expenses as a percentage of net sales in 2016 compared to 2015 was due principally to loss of leverage due to lower sales volume and increased professional services fees of approximately 30 basis points related largely to costs incurred in connection with acquired businesses during the previous two years. Offsetting these variances were a gain on the sale of property, plant and equipment in 2016 of 30 basis points and a non-cash pension settlement charge of 30 basis points in 2015 which did not recur in 2016.

PART II – CONTINUED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Operating Income

	Year Ended December 31,
	2016	2015	$ Change	% Change
Operating income	$35,697	$36,391	$(694)	(1.9)%
% of Net sales	9.3%	9.0%

The change in operating margin was impacted by the variances mentioned above, including a non-cash goodwill impairment charge in 2016 of 50 basis points and a non-cash pension settlement charge totaling 90 basis points in 2015 which did not recur in 2016.

Net Income

	Year Ended December 31,
	2016	2015	$ Change	% Change
Income before income taxes	$36,482	$37,266	$(784)	(2.1)%
% of Net sales	9.6%	9.2%
Income taxes	$11,599	$12,157	$(558)	(4.6)%
Effective tax rate	31.8%	32.6%
Net income	$24,883	$25,109	$(226)	(0.9)%
% of Net sales	6.5%	6.2%
Earnings per share	$ 0.95	$ 0.96	$(0.01)	(1.0)%

The decreases in net income and earnings per share in 2016 compared to 2015 were due primarily to sales volume decreases and a non-cash goodwill impairment charge in 2016 of $1.2 million, net of income taxes. These unfavorable variances were offset by a gain on the sale of property, plant and equipment, lower LIFO inventory expense and lower pension expense due to a pension settlement charge of $2.5 million, net of income taxes, in 2015 which did not recur in 2016. The decrease in the effective tax rate between the two periods was due primarily to changes in the estimated domestic production activities deduction and the impact of more income in jurisdictions with lower tax rates.

Results of Operations – 2015 Compared to 2014:

Due to increased employee retirements and a related increase in lump sum pension payments, the Company recorded a U.S. GAAP-required and actuarially-determined $3.8 million non-cash pension settlement charge during 2015 relating to its defined benefit pension plan. The rate of retirements was less in 2014 and a settlement charge was not required.

Net Sales

	Year Ended December 31,
	2015	2014	$ Change	% Change
Net sales	$406,150	$434,925	$(28,775)	(6.6)%

PART II – CONTINUED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

The Company attained its second highest ever annual sales of $406.2 million in 2015 compared to record net sales of $434.9 million in 2014, a decrease of $28.7 million or 6.6%, due principally to lower domestic sales. Sales declined 4.4% in our larger water markets group and 11.8% in our non-water markets.

Activity in the water end markets included $13.3 million of increased sales in the fire protection market principally from higher international sales. This increase was offset by $15.0 million of lower sales in the construction market due primarily to the severe global decline in new oil and gas drilling which affected both domestic and international sales. Despite increased shipments of $23.4 million related to the large New Orleans PCCP project, sales in the municipal market decreased $7.1 million overall driven by reduced demand for large volume pumps for wastewater and water supply projects. Also, sales decreased $6.4 million in the agricultural market primarily due to unseasonably wet weather conditions in most locations domestically and lower farm products pricing and farm income. Sales decreased 11.8% or $15.4 million in non-water markets due to $8.4 million of lower sales in the OEM market primarily related to less power generation equipment and pumps for military applications. Also, sales in the industrial market decreased $6.6 million largely due to the downturn in oil and gas.

International sales were $136.5 million in 2015 compared to $136.6 million in 2014. Excluding the impact of the change in foreign exchange rates, international sales were up $8.0 million or 5.8%. International sales represented 34% and 31% of total sales for the Company in 2015 and 2014, respectively. Sales continued to be somewhat softer in Europe due to sluggish economic conditions.

The Company’s backlog of orders was $117.1 million at December 31, 2015 compared to $160.7 million at December 31, 2014. The decrease in backlog from a year ago is due primarily to approximately $37.7 million of shipments related to the PCCP project in 2015. The remainder of the decrease is a result of lower order rates in 2015 due to unfavorable domestic weather conditions and global impacts relating to oil pricing and production. Approximately 95% of the Company’s backlog of unfilled orders at December 31, 2015 is scheduled to be shipped during 2016.

Cost of Products Sold and Gross Profit

	Year Ended December 31,
	2015	2014	$ Change	% Change
Cost of products sold	$313,570	$327,366	$(13,796)	(4.2)%
% of Net sales	77.2%	75.3%
Gross margin	22.8%	24.7%

Cost of products sold in 2015 was $313.6 million compared to $327.4 million in 2014, a decrease of $13.8 million or 4.2%. Gross profit was $92.6 million in 2015 compared to $107.6 million in 2014, a decrease of 13.9% resulting in gross margins of 22.8% and 24.7% in 2015 and 2014, respectively. The margin decline in 2015 was due principally to the sales volume decrease from the record level in 2014, sales mix changes due to increased percentages of shipments of lower margin engine and motor equipped systems, and a non-cash pension settlement charge in 2015 of 60 basis points.

PART II – CONTINUED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Selling, General and Administrative Expenses (SG&A)

	Year Ended December 31,
	2015	2014	$ Change	% Change
Selling, general and administrative expenses	$56,189	$54,254	$1,935	(3.6)%
% of Net sales	13.8%	12.5%

Selling, general and administrative (“SG&A”) expenses for 2015 were $56.2 million, or 13.8% of net sales, compared with $54.3 million, or 12.5% of net sales for 2014. The increase in SG&A expenses as a percent of sales was due principally to the sales volume decrease from the record level in 2014 and a non-cash pension settlement charge in 2015 of 30 basis points. In addition, professional fees increased approximately 20 basis points primarily due to audit fees and acquisition-related legal fees.

Operating Income

	Year Ended December 31,
	2015	2014	$ Change	% Change
Operating income	$36,391	$53,305	$(16,914)	(31.7)%
% of Net sales	9.0%	12.3%

The change in operating margin was impacted by the variances mentioned above, including a non-cash pension settlement charge in 2015 totaling 90 basis points.

Net Income

	Year Ended December 31,
	2015	2014	$ Change	% Change
Income before income taxes	$37,266	$53,734	$(16,468)	(30.6)%
% of Net sales	9.2%	12.4%
Income taxes	$12,157	$17,593	$(5,436)	(30.9)%
Effective tax rate	32.6%	32.7%
Net income	$25,109	$36,141	$(11,032)	(30.5)%
% of Net sales	6.2%	8.3%
Earnings per share	$ 0.96	$ 1.38	$(0.42)	(30.4)%

The effective income tax rate was 32.6% in 2015 and 32.7% in 2014. Net income for 2015 was $25.1 million compared to a record $36.1 million in 2014, a decrease of $11.0 million or 30.5%. As a percent of net sales, net income was 6.2% in 2015 and 8.3% in 2014. Earnings per share were $0.96 in 2015 compared to $1.38 in 2014, a decrease of $0.42 per share or 30.4%. Earnings per share for 2015 included a reduction of $0.10 due to a non-cash pension settlement charge in 2015.

PART II – CONTINUED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Liquidity and Sources of Capital

Cash and cash equivalents totaled $57.6 million and there was no outstanding bank debt at December 31, 2016. In addition, the Company had $23.8 million available in bank lines of credit after deducting $7.2 million in outstanding letters of credit primarily related to customer orders. The Company was in compliance with its debt covenants, including limits on additional borrowings and maintenance of certain operating and financial ratios, at all times in 2016 and 2015.

Capital expenditures for 2017, consisting principally of building expansion and machinery and equipment purchases, are estimated to be in the range of $8-$10 million and are expected to be financed through internally generated funds and existing lines of credit. During 2016, 2015 and 2014, the Company financed its capital improvements and working capital requirements principally through internally generated funds.

Working capital increased $8.6 million from December 31, 2015 to $154.5 million at December 31, 2016. The increase in working capital was due principally to higher cash balances partially offset by lower inventories and increased accrued commissions and customer deposits.

Free cash flow, a non-GAAP measure for reporting cash flow, is defined by the Company as adjusted earnings before interest, income taxes and depreciation and amortization, less capital expenditures and dividends. The Company believes free cash flow provides investors with an important perspective on cash available for investments, acquisitions and working capital requirements.

The following table reconciles adjusted earnings before interest, income taxes and depreciation and amortization as reconciled above to free cash flow:

	Year Ended December 31,
	2016	2015	2014
Non-GAAP adjusted earnings before interest, taxes, depreciation and amortization	$ 53,831	$ 56,453	$ 68,483
Less capital expenditures	(6,877)	(8,260)	(13,278)
Less cash dividends	(11,218)	(10,599)	(9,715)

Non-GAAP free cash flow	$ 35,736	$ 37,594	$ 45,490

Financial Cash Flow

	Year Ended December 31,
	2016	2015	2014
Net cash provided by operating activities	$ 53,434	$ 40,683	$ 29,003

Net cash used for investing activities	(8,466)	(11,180)	(29,264)

Net cash used for financing activities	(11,218)	(29,090)	(6,715)

Effect of exchange rate changes on cash	130	(1,180)	344

Net increase (decrease) in cash and cash equivalents	33,880	(767)	(6,632)

End of period cash and cash equivalents	$ 57,604	$ 23,724	$ 24,491

PART II – CONTINUED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

The change in cash provided by operating activities in 2016 compared to 2015 was primarily due to reductions in inventories and accounts receivable driven by lower sales volume offset by contributions to the Company’s defined benefit pension plan. The change in cash provided by operating activities in 2015 compared to 2014 was primarily due to reductions in inventories and changes in deferred tax assets and liabilities related to the Company’s pension plan.

Net cash paid for acquisitions was $3.0 million in 2016, $3.4 million in 2015 and $16.7 million in 2014. Capital expenditures were approximately $6.9 million, $8.3 million and $13.3 million in 2016, 2015 and 2014, respectively.

During 2016, the Company paid $11.2 million in dividends. During 2015, the Company paid off its $12.0 million of short-term bank borrowings and $1.9 million of assumed acquisition debt.

The ratio of current assets to current liabilities was 4.1 to 1 and 4.4 to 1 at December 31, 2016 and 2015, respectively.

Management believes that cash on hand, combined with cash provided by operating activities and existing financing capabilities, will be sufficient to meet cash requirements for the next twelve months, including capital expenditures and the expected payment of quarterly dividends.

Contractual Obligations

Capital commitments in the table below include commitments to purchase machinery and equipment that have been approved by the Board of Directors and are enforceable and legally binding on the Company. The capital commitments do not represent the entire anticipated purchases in the future, but represent only those substantive items for which the Company is contractually obligated as of December 31, 2016. Also, the Company has some operating leases for certain offices, manufacturing facilities, land, office equipment and automobiles. Rental expenses relating to these leases were $1.1 million in 2016, $1.0 million in 2015 and $1.1 million in 2014.

The following table summarizes the Company’s contractual obligations at December 31, 2016:

	Payment Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital commitments	$2,936	$2,936	$ -	$ -	$ -
Operating leases	1,680	747	867	56	10

Total	$4,616	$3,683	$867	$56	$10

Critical Accounting Policies

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. When more than one accounting principle, or the method of its application, is generally accepted, management selects the principle or method that is appropriate in the Company’s specific circumstances. Application of these accounting principles requires management to make estimates about the future resolution of existing uncertainties; as a result, actual results could differ from these estimates.

PART II – CONTINUED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

In preparing these consolidated financial statements, management has made its best estimates and judgments of the amounts and disclosures included in the consolidated financial statements, giving due regard to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported under different conditions or using different assumptions pertaining to the accounting policies described below.

Revenue Recognition

Substantially all of the Company’s revenues from product sales are recognized when all of the following criteria are met: persuasive evidence of a sale arrangement exists, the price is fixed or determinable, product delivery has occurred or services have been rendered, there are no further obligations to customers and collectability is probable. Product delivery occurs when the risks and rewards of ownership and title pass, which usually occurs upon shipment to the customer.

Allowance for Doubtful Accounts

The Company evaluates the collectability of its accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations to the Company (e.g., bankruptcy filings, substantial downgrading of credit scores), the Company records a specific allowance for bad debts against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes allowances for bad debts based on the length of time the receivables are past due. If circumstances change (e.g., an unexpected material adverse change in a large customer’s ability to meet its financial obligations), the Company’s estimates of the recoverability of amounts due could be reduced by a material amount. Historically, the Company’s collection history has been good.

Inventories and Related Allowance

Inventories are valued at the lower of cost or market value and have been reduced by an allowance for excess and obsolete inventories. The estimated allowance is based on a variety of factors, including historical inventory usage and management evaluations. Historically, the Company has not experienced substantive write-offs due to obsolescence. The Company uses the last-in, first-out (LIFO) method for the majority of its inventories.

Product Warranties

A liability is established for estimated future warranty and service claims based on historical claims experience and specific product failures.

Pension Plans and Other Postretirement Benefit Plans

The Company recognizes the obligations associated with its defined benefit pension plan and defined benefit health care plan in its consolidated financial statements. The measurement of liabilities related to pension plans and other postretirement benefit plans is based on management’s assumptions related to future events including interest rates, return on pension plan assets, rate of compensation increases and health care cost trend rates. Actual pension plan asset performance will either reduce or increase pension losses included in accumulated other comprehensive loss, which ultimately affects net income. The discount rates used to determine the present value of future benefits are based on estimated yields of investment grade fixed income investments.

PART II – CONTINUED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

The discount rates used to value pension plan obligations were 3.60% and 3.70% at December 31, 2016 and 2015, respectively. The discount rates used to value postretirement obligations were 3.77% and 3.90% at December 31, 2016 and 2015, respectively. The discount rates were determined by constructing a zero-coupon spot yield curve derived from a universe of high-quality bonds as of the measurement date. The expected rate of return on pension assets is designed to be a long- term assumption that will be subject to year-to-year variability. The rates for 2016 and 2015 were 6.00%. Actual pension plan asset performance will either reduce or increase unamortized losses included in accumulated other comprehensive loss, which will ultimately affect net income. The assumed rate of compensation increase was 3.50% in 2016 and 2015.

The assumption used for the rate of increase in medical costs over the next five years was unchanged in 2016 from 2015. A one percentage point increase in the assumed health care trend would increase postretirement expense by approximately $270,000, changing the benefit obligation by approximately $2.0 million; while a one percentage point decrease in the assumed health care trend would decrease postretirement expense by approximately $231,000, changing the benefit obligation by approximately $1.7 million.

Substantially all retirees elect to take lump sum settlements of their pension plan benefits. When interest rates are low as they have been the last five years, this subjects the Company to the risk of exceeding an actuarial threshold computed on an annual basis and triggering a GAAP-required non-cash pension settlement loss. This event occurred in 2015.

Income Taxes

The basic principles related to accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns.

Realization of the Company’s deferred tax assets is principally dependent upon the Company’s achievement of projected future taxable income, which management believes will be sufficient to fully utilize the deferred tax assets recorded, with the exception of deferred tax associated with certain state tax credits for which a valuation allowance has been recognized.

Goodwill and Other Intangibles

The Company accounts for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired. Business combinations can also result in other intangible assets being recognized. Amortization of intangible assets, if applicable, occurs over their estimated useful lives.

Goodwill and indefinite lived intangible assets are tested annually for impairment as of October 1, or whenever events or changes in circumstances indicate there may be a possible permanent loss of value in accordance with ASC 350, Intangibles - Goodwill and Other.

Goodwill is tested for impairment at the reporting unit level and is based on the net assets for each reporting unit, including goodwill and intangible assets. The Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.

PART II – CONTINUED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

In assessing the qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we identify and assess relevant drivers of fair value and events and circumstances that may impact the fair value and the carrying amount of the reporting unit. The identification of relevant events and circumstances and how these may impact a reporting unit’s fair value or carrying amount involve significant judgments and assumptions. The judgments and assumptions include the identification of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, Company-specific events and share price trends and making the assessment on whether each relevant factor will impact the impairment test positively or negatively and the magnitude of any such impact.

When performing a quantitative assessment of goodwill impairment if necessary, or in years where we elect to do so, a discounted cash flow model is used to estimate the fair value of each reporting unit, which considers forecasted cash flows discounted at an estimated weighted-average cost of capital. The forecasted cash flows are based on the Company’s long-term operating plan and the weighted-average cost of capital is an estimate of the overall after-tax rate of return. Other valuation techniques including comparative market multiples are used when appropriate. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units.

Based upon our fiscal 2016 and 2015 quantitative and qualitative impairment analyses, except for the Bayou City Pump Company (“Bayou”) reporting unit, the Company concluded that it is more likely than not that the fair value of our reporting units continues to exceed the respective carrying amounts. In 2016, due to the prolonged downturn in the oil and gas industry, the Bayou reporting unit recorded a pre-tax non-cash goodwill impairment charge of $1.8 million.

The Company’s annual impairment analysis performed as of October 1, 2016 concluded that National Pump’s fair value was within 9% of its carrying value. Goodwill relating to the National reporting unit represents 3.5% of the Company’s December 31, 2016 total assets. If recently depressed U.S. agricultural conditions continue for an extended time, this market’s related growth and profitability assumptions may reduce National’s indicated fair value to require a potential future impairment charge.

Other Matters

Certain transactions with related parties are in the ordinary course of business and are not material to the Company’s consolidated financial position, net income or cash flows.

The Company does not have any off-balance sheet arrangements, financings or other relationships with unconsolidated “special purpose entities.”

The Company is not a party to any long-term debt agreements, or any material capital leases or purchase obligations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk associated principally with changes in foreign currency exchange rates. The Company’s foreign currency exchange rate risk is limited primarily to the Euro, Canadian Dollar, South African Rand and the British Pound. The Company manages its foreign exchange risk principally through invoicing customers in the same currency as the source of products. The foreign currency transaction gains (losses) for the period ending December 31, 2016, 2015 and 2014 were $498,000, $40,000, and $(292,000), respectively, and are reported within Other income and Other expense on the Consolidated Statements of Income.

PART II – CONTINUED

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of The Gorman-Rupp Company

We have audited the accompanying consolidated balance sheets of The Gorman-Rupp Company as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Gorman-Rupp Company at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Gorman-Rupp Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 3, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio

March 3, 2017

The Gorman-Rupp Company

Consolidated Statements of Income

	Year ended December 31,
(Thousands of dollars, except shares and per share amounts)	2016	2015	2014

Net sales	$382,071	$406,150	$434,925

Cost of products sold	290,046	313,570	327,366

Gross profit	92,025	92,580	107,559

Selling, general and administrative expenses	54,528	56,189	54,254

Impairment of goodwill	1,800	-	-

Operating income	35,697	36,391	53,305

Other income	859	1,157	940

Other expense	(74)	(282)	(511)

Income before income taxes	36,482	37,266	53,734

Income taxes	11,599	12,157	17,593

Net income	$ 24,883	$ 25,109	$ 36,141

Earnings per share	$ 0.95	$ 0.96	$ 1.38

Average number of shares outstanding	26,087,721	26,192,072	26,256,824

See notes to consolidated financial statements.

.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(Thousands of dollars)	2016	2015	2014

Net income	$24,883	$25,109	$36,141

Cumulative translation adjustments	215	(4,719)	(3,276)

Pension and postretirement medical liability adjustments, net of tax	1,735	(370)	(5,589)

Other comprehensive income (loss)	1,950	(5,089)	(8,865)

Comprehensive income	$26,833	$20,020	$27,276

See notes to consolidated financial statements.

The Gorman-Rupp Company

Consolidated Balance Sheets

	December 31,
(Thousands of dollars)	2016	2015
Assets
Current assets:
Cash and cash equivalents	$57,604	$23,724
Accounts receivable, net	71,424	76,758
Inventories, net	69,049	82,818
Prepaid and other	5,823	6,091

Total current assets	203,900	189,391
Property, plant and equipment, net	122,067	129,887
Other assets	7,769	3,860
Prepaid pension assets	6,211	-
Goodwill and other intangible assets, net	42,871	41,063

Total assets	$382,818	$364,201

Liabilities and equity
Current liabilities:
Accounts payable	$16,306	$14,529
Payroll and employee related liabilities	11,336	10,871
Commissions payable	11,163	7,950
Deferred revenue	1,361	1,741
Accrued expenses	9,186	8,369

Total current liabilities	49,352	43,460
Pension benefits	-	9,309
Postretirement benefits	20,709	20,784
Other long-term liabilities	9,869	3,627

Total liabilities	79,930	77,180
Equity:
Common shares, without par value:
Authorized – 35,000,000 shares;
Outstanding – 26,093,123 shares at December 31, 2016 and 26,083,623 shares at December 31, 2015 (after deducting treasury shares of 955,673 and 965,173, respectively), at stated capital amounts	5,097	5,095
Additional paid-in capital	215	-
Retained earnings	318,041	304,341
Accumulated other comprehensive loss	(20,465)	(22,415)

Total equity	302,888	287,021

Total liabilities and equity	$382,818	$364,201

See notes to consolidated financial statements.

The Gorman-Rupp Company

Consolidated Statements of Cash Flows

	Year Ended December 31,
(Thousands of dollars)	2016	2015	2014
Cash flows from operating activities:
Net income	$24,883	$25,109	$36,141
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,529	15,282	14,615
Pension expense	3,431	7,657	2,708
Contributions to pension plan	(16,000)	(4,000)	(2,500)
Deferred income taxes	3,511	(563)	(1,367)
Gain on sale of property, plant and equipment	(607)	(88)	(343)
Impairment of goodwill	1,800	-	-
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	5,273	(4,750)	(8,529)
Inventories, net	13,904	12,576	(2,987)
Accounts payable	1,393	(4,123)	(693)
Commissions payable	3,300	(1,498)	3,367
Deferred revenue	(380)	(2,425)	(3,024)
Accrued expenses and other	(7,996)	(2,436)	(3,700)
Benefit obligations	5,393	(58)	(4,685)

Net cash provided by operating activities	53,434	40,683	29,003
Cash flows from investing activities:
Capital additions	(6,877)	(8,260)	(13,278)
Proceeds from sale of property, plant and equipment	1,379	466	681
Payments for acquisitions, net of cash acquired	(2,968)	(3,386)	(16,667)

Net cash used for investing activities	(8,466)	(11,180)	(29,264)
Cash flows from financing activities:
Cash dividends	(11,218)	(10,599)	(9,715)
Treasury shares repurchased	-	(4,579)	-
Proceeds from bank borrowings	-	-	18,000
Payments to banks for borrowings	-	(13,912)	(15,000)

Net cash used for financing activities	(11,218)	(29,090)	(6,715)
Effect of exchange rate changes on cash	130	(1,180)	344

Net increase (decrease) in cash and cash equivalents	33,880	(767)	(6,632)
Cash and cash equivalents:
Beginning of year	23,724	24,491	31,123

End of period	$57,604	$23,724	$24,491

See notes to consolidated financial statements.

The Gorman-Rupp Company

Consolidated Statements of Equity

(Thousands of dollars, except share and per share amounts)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Dollars

Balances January 1, 2014	26,253,043	$5,131	$2,822	$264,648	$(8,461)	$264,140

Net income				36,141		36,141

Other comprehensive loss					(8,865)	(8,865)

Issuance of treasury shares	7,500	2	237	27		266

Cash dividends				(9,715)		(9,715)

Balances December 31, 2014	26,260,543	5,133	3,059	291,101	(17,326)	281,967

Net income				25,109		25,109

Other comprehensive loss					(5,089)	(5,089)

Issuance of treasury shares	7,500	2	184	26		212

Treasury shares repurchased	(184,420)	(40)	(3,243)	(1,296)		(4,579)

Cash dividends				(10,599)		(10,599)

Balances December 31, 2015	26,083,623	5,095	-	304,341	(22,415)	287,021

Net income				24,883		24,883

Other comprehensive loss					1,950	1,950

Issuance of treasury shares	9,500	2	215	35		252

Cash dividends				(11,218)		(11,218)

Balances December 31, 2016	26,093,123	$5,097	$215	$318,041	$(20,465)	$302,888

See notes to consolidated financial statements.

The Gorman-Rupp Company

Notes to Consolidated Financial Statements

(Amounts in tables in thousands of dollars)

Note A – Summary of Significant Accounting Policies

General Information and Basis of Presentation

The Gorman-Rupp Company is a leading designer, manufacturer and international marketer of pumps and pump systems for use in diverse water, wastewater, construction, dewatering, industrial, petroleum, original equipment, agriculture, fire protection, heating, ventilating and air conditioning (HVAC), military and other liquid-handling applications.

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Earnings per share are calculated based on the weighted-average number of Common Shares outstanding.

Cash Equivalents and Short-Term Investments

The Company considers highly liquid instruments with maturities of 90 days or less to be cash equivalents. The Company periodically makes short-term investments for which cost approximates fair value. Short-term investments at December 31, 2016 and 2015 consist primarily of certificates of deposit, and are classified as prepaid and other on the Consolidated Balance Sheets.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the historical carrying amount net of allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for estimated losses from the failure of its customers to make required payments for products delivered. The Company estimates this allowance based on knowledge of the financial condition of customers, review of historical receivables and reserve trends and other relevant information.

Inventories

Inventories are stated at the lower of cost or market. The costs for approximately 72% of inventories at December 31, 2016 and 73% of inventories at December 31, 2015 are determined using the last-in, first-out (LIFO) method, with the remainder determined using the first-in, first-out (FIFO) method. Cost components include materials, inbound freight costs, labor and allocations of fixed and variable overheads on an absorption costing basis.

Property, plant and equipment

Property, plant and equipment are stated on the basis of cost. Repairs and maintenance costs are expensed as incurred. Depreciation for property, plant and equipment assets is computed using the straight-line method over the estimated useful lives of the assets and is included in cost of products sold and selling, general and administrative expenses based on the use of the assets. Depreciation expense was $13.8 million during each of the years 2016 and 2015 and was $13.2 million during 2014.

Depreciation of property, plant and equipment is determined based on the following lives:

Buildings	20-50 years
Machinery and equipment	5-15 years
Software	3-5 years

Property, plant and equipment consist of the following:

	December 31,
	2016	2015
Land	$4,099	$3,736
Buildings	104,952	104,128
Machinery and equipment	165,157	163,875

	274,208	271,739
Less accumulated depreciation	(152,141)	(141,852)

Property, plant and equipment, net	$122,067	$129,887

Property, plant and equipment are evaluated for impairment whenever events or changes in circumstances indicate the carrying amount may not be recovered through future net cash flows generated by the assets. Impairment losses may be recorded when the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts based on the excess of the carrying amounts over the estimated fair value of the assets.

Goodwill and Identifiable Intangible Assets

Goodwill

Goodwill represents the excess of the cost of acquired businesses over the fair value of tangible assets and identifiable intangible assets purchased and liabilities assumed.

Goodwill is reviewed annually for impairment as of October 1 or whenever events or changes in circumstances indicate there may be a possible permanent loss of value using either a quantitative or qualitative analysis. The Company uses a market-based approach to estimate the fair value of our reporting units and performs a quantitative analysis using a discounted cash flow model and other valuation techniques. This process requires significant judgements, including estimation of future cash flows, which is dependent on internal forecasts. The Company may otherwise elect to perform a qualitative analysis when deemed appropriate. A qualitative analysis may be performed by assessing certain trends and factors, including projected market outlook and growth rates, forecasted and actual sales and operating profit margins, discount rates, industry data and other relevant qualitative factors. These trends and factors are compared to, and based on, the assumptions used in the most recent quantitative assessment.

In 2016, due to the prolonged downturn in the oil and gas industry, the Bayou City Pump Company (“Bayou”) reporting unit recorded a pre-tax non-cash goodwill impairment charge of $1.8 million. There was no goodwill impairment charge recorded in 2015 or 2014. See Note H, Goodwill and Other Intangible Assets.

Identifiable intangible assets

The Company’s primary identifiable intangible assets include customer relationships, technology and drawings, and trade names and trademarks. Identifiable intangible assets with finite lives are amortized and those identifiable intangible assets with indefinite lives are not amortized. Amortization for finite-lived intangible assets is computed using the straight-line method over the estimated useful lives of the assets and is included in cost of products sold and selling, general and administrative expenses based on the use of the assets. Amortization of finite-lived intangible assets is determined based on the following lives:

Technology and drawings	13-20 years
Customer relationships	9-15 years
Other intangibles	2-18 years

Identifiable intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate the carrying amount may not be recovered through future net cash flows generated by the assets. Impairment losses may be recorded when the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts based on the excess of the carrying amounts over the estimated fair value of the assets.

Identifiable intangible assets not subject to amortization are tested for impairment annually or more frequently if events warrant. The fair value of these assets is determined using a royalty relief methodology similar to that employed when the associated assets were acquired, but using updated estimates of future sales, cash flows and profitability. For 2016 and 2015, the fair value of indefinite lived intangible assets exceeded their carrying value.

For additional information about goodwill and other intangible assets, see Note H, Goodwill and Other Intangible Assets, and Note J, Acquisitions.

Revenue Recognition

The Company’s revenues from product sales are recognized when all of the following criteria are met: persuasive evidence of a sale arrangement exists, the price is fixed or determinable, product delivery has occurred or services have been rendered, there are no further obligations to customers and collectability is probable. Product delivery occurs when the risks and rewards of ownership and title pass, which normally occurs upon shipment to the customer.

Income Taxes

Income tax expense includes United States, state, local and international income taxes. Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the financial reporting and the tax basis of existing assets and liabilities and for loss carryforwards. The tax rate used to determine the deferred tax assets and liabilities is the enacted tax rate for the year and manner in which the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized.

Pension and Other Postretirement Benefits

The Company sponsors a defined benefit pension plan covering certain domestic employees. Additionally, the Company sponsors defined contribution pension plans made available to all domestic and Canadian employees.

The Company also sponsors a non-contributory defined benefit postretirement health care plan that provides health benefits to certain domestic and Canadian retirees and their spouses. The Company funds the cost of these benefits as incurred.

The determination of the Company’s obligation and expense for pension and other postretirement benefits is dependent on its selection of certain assumptions used by actuaries in calculating such amounts, which are described in Note G, Pensions and Other Postretirement Benefits. The Company recognizes the funded status of its defined benefit pension plan as an asset or liability in the Consolidated Balance Sheets and recognizes the change in the funded status in the year in which the change occurs through accumulated other comprehensive loss in the Consolidated Balance Sheets.

Concentration of Credit Risk

The Company generally does not require collateral from its customers and has a very good collection history. There were no sales to a single customer that exceeded 10% of total net sales for the years ended December 31, 2016, 2015 or 2014.

Shipping and Handling Costs

The Company classifies all amounts billed to customers for shipping and handling as revenue and reflects related shipping and handling costs in cost of products sold.

Advertising

The Company expenses all advertising costs as incurred, which for the years ended December 31, 2016, 2015 and 2014 totaled $2.8 million, $3.2 million, and $3.5 million, respectively.

Product Warranties

A liability is established for estimated future warranty and service claims based on historical claims experience and specific product failures. The Company expenses warranty costs directly to cost of products sold. Changes in the Company’s product warranty liability are:

	2016	2015	2014
Balance at beginning of year	$1,380	$1,166	$1,170
Provision	1,991	1,732	1,607
Claims	(1,936)	(1,518)	(1,611)

Balance at end of year	$1,435	$1,380	$1,166

Foreign Currency Translation

Assets and liabilities of the Company’s operations outside the United States which are accounted for in a functional currency other than U.S. dollars are translated into U.S. dollars using year-end exchange rates. Revenues and expenses are translated at weighted-average exchange rates effective during the year. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive loss within equity.

Gains and losses resulting from foreign currency transactions, the amounts of which are not material, are included in other income and other expense.

Fair Value

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximates fair value based on the short-term nature of these instruments.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

New Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standard Updates (“ASUs”). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with a term of more than one year. Accounting by lessors will remain similar to existing generally accepted accounting principles. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company currently does not expect the adoption of ASU 2016-02 will have a material impact on its consolidated financial statements as its future minimum lease payments are not material.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory (Topic 330),” which revises the measurement of inventory at the lower of cost or market. Currently, market could be replacement cost, net realizable value, or net realizable value less an approximate normal profit margin. In accordance with ASU 2015-11, an entity will measure inventory at the lower of cost and net realizable value which is defined as the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. The amendment does not apply to inventory that is measured using last-in, first out (LIFO). The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016; however, early adoption is permitted. The Company currently does not expect the adoption of ASU 2015-11 will have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes most current revenue recognition guidance, including industry-specific guidance, and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016; however, in July 2015, the FASB approved a one-year deferral of this standard, with a new effective date for fiscal years beginning after December 15, 2017. The Company has developed an implementation plan and has determined it will use the modified retrospective method as its transition method in the adoption of the new revenue standard. The Company is currently evaluating its significant contracts and assessing the impact the adoption of ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company will continue its evaluation of the standards update through the date of adoption.

Note B – Allowance for Doubtful Accounts

The allowance for doubtful accounts was $1.0 million and $917,000 at December 31, 2016 and 2015, respectively.

Note C – Inventories

Inventories are stated at the lower of cost or market. Replacement cost approximates current cost and the excess over LIFO cost is approximately $58.4 million and $59.1 million at December 31, 2016 and 2015, respectively. Some inventory quantities were reduced during 2016, resulting in liquidation of some LIFO quantities carried at lower costs from earlier years versus current year costs. The related effect increased net income by $801,000. Allowances for excess and obsolete inventory totaled $4.5 million and $5.0 million at December 31, 2016 and 2015, respectively.

	December 31,
	2016	2015
Inventories, net:
Raw materials and in-process	$17,986	$25,652
Finished parts	43,423	46,270
Finished products	7,640	10,896

Total net inventories	$69,049	$82,818

Note D – Financing Arrangements

The Company may borrow up to $20.0 million with interest at LIBOR plus 0.75% or at alternative rates as selected by the Company under an unsecured bank line of credit which matures in November 2018. At December 31, 2016 and 2015, $20.0 million was available for borrowing after giving consideration to immaterial amounts of letters of credit.

The Company also has an $8.0 million unsecured bank line of credit with interest at LIBOR plus 0.75% payable monthly which matures in May 2017. At December 31, 2016 and 2015, $3.2 million and $3.9 million, respectively, was available for borrowing after deducting $4.8 million and $4.1 million in outstanding letters of credit, respectively.

The Company also has a $3.0 million bank guarantee with interest at 1.75% in an agreement dated June 2016. At December 31, 2016, $0.6 million was available for borrowing after deducting $2.4 million in outstanding letters of credit.

The financing arrangements described above contain standard restrictive covenants, including limits on additional borrowings and maintenance of certain operating and financial ratios. At December 31, 2016 and 2015, the Company was in compliance with all requirements.

Interest expense, which approximates interest paid, was $20,000, $122,000 and $134,000 in 2016, 2015 and 2014, respectively.

The Company has operating leases for certain offices, manufacturing facilities, land, office equipment and automobiles. Rental expense relating to operating leases was $1.1 million, $1.0 million and $1.1 million in 2016, 2015 and 2014, respectively.

The future minimum lease payments due under these operating leases as of December 31, 2016 are:

2017	2018	2019	2020	2021	Thereafter	Total
$747	$601	$266	$56	$-	$10	$1,680

Note E – Accumulated Other Comprehensive Loss

The reclassifications out of accumulated other comprehensive loss as reported in the Consolidated Statements of Income are:

	Year Ended December 31,
	2016	2015	2014
Pension and other postretirement benefits:
Recognized actuarial loss (a)	$1,402	$1,581	$483
Settlement loss (b)	-	2,584	-
Settlement loss (c)	-	1,199	-

Total before income tax	1,402	5,364	483
Income tax	(446)	(1,749)	(177)

Net of income tax	$956	$3,615	$306

(a)	The recognized actuarial loss is included in the computation of net periodic benefit cost. See Note G, Pensions and Other Postretirement Benefits.
(b)	This portion of the settlement loss is included in cost of products sold in the Consolidated Statements of Income.
(c)	This portion of the settlement loss is included in selling, general and administrative expenses in the Consolidated Statements of Income.

The components of accumulated other comprehensive loss as reported in the Consolidated Balance Sheets are:

	Currency Translation Adjustments	Pension and OPEB Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2014	$(1,062)	$ (7,399)	$ (8,461)
Reclassifications adjustments	-	483	483
Current period charge	(3,276)	(9,294)	(12,570)
Income tax benefit	-	3,222	3,222

Balance at December 31, 2014	(4,338)	(12,988)	(17,326)
Reclassification adjustments	-	5,364	5,364
Current period charge	(4,719)	(6,038)	(10,757)
Income tax benefit	-	304	304

Balance at December 31, 2015	(9,057)	(13,358)	(22,415)
Reclassifications adjustments	-	1,402	1,402
Current period benefit	215	1,357	1,572
Income tax charge	-	(1,024)	(1,024)

Balance at December 31, 2016	$(8,842)	$(11,623)	$(20,465)

Note F – Income Taxes

The components of income before income taxes are:

	Year Ended December 31,
	2016	2015	2014
United States	$33,101	$35,391	$49,692
Foreign countries	3,381	1,875	4,042

Total	$36,482	$37,266	$53,734

The components of income tax expense are:

	Year Ended December 31,
	2016	2015	2014
Current expense:
Federal	$ 6,960	$11,465	$16,638
Foreign	547	292	946
State and local	581	963	1,376

	8,088	12,720	18,960

Deferred expense (benefit):
Federal	3,429	(443)	(1,181)
Foreign	(184)	(112)	(114)
State and local	266	(8)	(72)

	3,511	(563)	(1,367)

Income tax expense	$11,599	$12,157	$17,593

The reconciliation between income tax expense and the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes is:

	Year Ended December 31,
	2016	2015	2014
Income taxes at statutory rate	$12,769	$13,043	$18,807
State and local income taxes, net of federal tax benefit	576	680	674
Research and development tax credits	(371)	(380)	(371)
Domestic production activities deduction	(822)	(964)	(1,324)
Lower foreign taxes differential	(820)	(476)	(583)
Uncertain tax positions	(93)	26	53
Valuation allowance	-	(59)	174
Other	360	287	163

Income tax expense	$11,599	$12,157	$17,593

The Company made income tax payments of $7.8 million, $13.5 million, and $19.4 million in 2016, 2015, and 2014, respectively.

Deferred income tax assets and liabilities consist of:

	December 31,
	2016	2015	2014
Deferred tax assets:
Inventories	$ 721	$ 1,664	$ 1,030
Accrued liabilities	3,139	2,450	2,538
Postretirement health benefits obligation	7,449	7,547	7,602
Pension	-	3,443	1,649
Deferred revenue	-	-	1,267
Other	879	292	550

Total deferred tax assets	12,188	15,396	14,636
Valuation allowance	(277)	(277)	(336)

Net deferred tax assets	$ 11,911	$ 15,119	$ 14,300

Deferred tax liabilities:
Depreciation and amortization	(16,119)	(18,059)	(17,711)
Pension	(3,017)	-	-

Total deferred tax liabilities	(19,136)	(18,059)	(17,711)

Net deferred tax liabilities	$ (7,225)	$ (2,940)	$ (3,411)

The Company has a valuation allowance of $277,000 as of December 31, 2016 and 2015 against certain of its deferred tax assets. ASC 740 requires that a valuation allowance be recorded against deferred tax assets when it is more likely than not that some or all of a Company’s deferred tax assets will not be realized based on available positive and negative evidence.

Total unrecognized tax benefits were $492,000 and $567,000 at December 31, 2016 and 2015, respectively. The total amount of unrecognized tax benefits that, if ultimately recognized, would reduce the Company’s annual effective tax rate were $397,000 and $447,000 at December 31, 2016 and 2015, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2016	2015	2014
Balance at beginning of year	$ 567	$ 576	$516
Additions based on tax positions related to the current year	101	113	158
Reductions due to lapse of applicable statute of limitations	(108)	(101)	(98)
Settlements	(68)	(21)	-

Balance at end of year	$ 492	$ 567	$576

The Company is subject to income taxes in the U.S. federal and various state, local and foreign jurisdictions. Income tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2012. The Company has $56,000 of unrecognized tax benefits recorded for periods for which the relevant statutes of limitations expire in the next 12 months.

The Company is currently under examination by the Internal Revenue Service for its tax year ending December 31, 2013. Any adjustment from this examination is not expected to have a material impact on the consolidated financial position or results of operations of the Company. Management anticipates this examination will be resolved within the next six months.

The Company has state tax credit carryforwards of $518,000 and $533,000 as of December 31, 2016 and 2015, respectively, set to expire between 2019 and 2026. The Company has foreign net operating losses of $222,000 of which the majority have no expiration.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense for all periods presented. The Company accrued approximately $98,000, $116,000 and $99,000 for the payment of interest and penalties at December 31, 2016, 2015 and 2014, respectively.

The Company did not provide taxes with respect to $23.9 million of undistributed foreign earnings at December 31, 2016, since the earnings are considered by the Company to be permanently reinvested. In an unanticipated future event where these earnings are distributed or deemed distributed in a taxable transaction, the Company may be subject to United States income tax and foreign withholding taxes, the net tax liability of which is estimated to be $1.9 million.

Note G – Pensions and Other Postretirement Benefits

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

Additionally, the Company sponsors defined contribution pension plans made available to all domestic and Canadian employees. Total contributions to the plans were $1.6 million in each of the years 2016, 2015 and 2014.

The Company also sponsors a non-contributory defined benefit postretirement health care plan that provides health benefits to certain domestic and Canadian retirees and their spouses. The Company funds the cost of these benefits as incurred. For measurement purposes, and based on maximum benefits as defined by the plan, a zero percent annual rate of increase in the per capita cost of covered health care benefits for domestic retirees age 65 and over was assumed for 2016 and is expected to remain constant going forward. A 5% rate of increase for all employees under age 65 and Canadian retirees over age 65 was assumed.

The Company recognizes the obligations associated with its defined benefit pension plan and defined benefit postretirement health care plan in its consolidated financial statements. The following table presents the plans’ funded status as of the measurement date reconciled with amounts recognized in the Company’s consolidated balance sheets:

	Pension Plan		Postretirement Plan
	December 31,		December 31,
	2016	2015	2016	2015
Accumulated benefit obligation at end of year	$64,033	$63,830	$22,340	$22,430
Change in projected benefit obligation:
Benefit obligation at beginning of year	$77,600	$80,069	$22,430	$22,813
Service cost	2,837	3,064	1,192	1,194
Interest cost	2,643	2,640	842	790
Settlement	-	1,431	-	–
Benefits paid	(5,510)	(10,069)	(1,637)	(1,094)
Effect of foreign exchange	-	–	7	(94)
Actuarial (gain) loss	(463)	465	(494)	(1,179)

Benefit obligation at end of year	$77,107	$77,600	$22,340	$22,430

Change in plan assets:
Plan assets at beginning of year	$68,291	$75,573	$-	$-
Actual return on plan assets	4,537	(1,213)	-	–
Employer contributions	16,000	4,000	1,637	1,094
Benefits paid	(5,510)	(10,069)	(1,637)	(1,094)

Plan assets at end of year	$83,318	$68,291	$-	$–

Funded status at end of year	$6,211	$(9,309)	$(22,340)	$(22,430)

Amounts recognized in the Consolidated Balance Sheets consist of:
Noncurrent assets	$6,211	$-	$-	$-
Current liabilities	-	-	(1,631)	(1,646)
Noncurrent liabilities	-	(9,309)	(20,709)	(20,784)

Total assets (liabilities)	$6,211	$(9,309)	$(22,340)	$(22,430)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss (gain)	$27,041	$29,992	$(7,890)	$(8,082)
Deferred tax (benefit) expense	(10,506)	(11,590)	2,978	3,038

After tax actuarial loss (gain)	$16,535	$18,402	$(4,912)	$(5,044)

Components of net periodic benefit cost:
	Year Ended December 31,
	2016	2015	2014
Pension Plan
Service cost	$2,837	$3,064	$2,904
Interest cost	2,643	2,640	2,895
Expected return on plan assets	(4,150)	(4,060)	(4,755)
Recognized actuarial loss	2,101	2,230	1,664
Settlement loss	-	3,783	-

Net periodic benefit cost	$3,431	$7,657	$2,708

	Year Ended December 31,
	2016	2015	2014
Other changes in pension plan assets and benefit obligations recognized in other comprehensive loss:
Net (gain) loss	$(2,952)	$1,156	$4,541

Total expense recognized in net periodic benefit cost and other comprehensive income	$479	$8,813	$7,249

Postretirement Plan
Service cost	$1,192	$1,194	$907
Interest cost	842	790	845
Recognized actuarial gain	(699)	(649)	(1,181)

Net periodic benefit cost	$1,335	$1,335	$571

Other changes in postretirement plan assets and benefit obligations recognized in other comprehensive loss:
Net gain (loss)	$205	$(529)	$4,233

Total expense recognized in net periodic benefit cost and other comprehensive income	$1,540	$806	$4,804

During 2015, the Company recorded a settlement loss relating to retirees that received lump-sum distributions from the Company’s defined benefit pension plan totaling $3.8 million. This charge was the result of lump-sum payments to retirees which exceeded the Plan’s actuarial service and interest cost thresholds in 2015. No settlement loss was incurred in 2016 or 2014.

The prior service cost is amortized on a straight-line basis over the average estimated remaining service period of active participants. The unrecognized actuarial gain or loss in excess of the greater of 10% of the benefit obligation or the market value of plan assets is also amortized on a straight-line basis over the average estimated remaining service period of active participants.

	Pension Plan		Postretirement Plan
	2016	2015	2016	2015
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	3.60%	3.70%	3.77%	3.90%
Rate of compensation increase	3.50%	3.50%	-
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	3.70%	3.67%	3.90%	3.60%
Expected long-term rate of return on plan assets	6.00%	6.00%	-	-
Rate of compensation increase	3.50%	3.50%	-	-

To enhance the Company’s efforts to mitigate the impact of the defined benefit pension plan on its financial statements, in 2014 the Company moved towards a liability driven investing model to more closely align assets with liabilities based on when the liabilities are expected to come due. Currently, based on 2016 funding levels, equities may comprise between 14% and 34% of the Plan’s market value. Fixed income investments may comprise between 60% and 80% of the Plan’s market value. Alternative investments may comprise between 0% and 12% of the Plan’s market value. Cash and cash equivalents (including all senior debt securities with less than one year to maturity) may comprise between 0% and 10% of the Plan’s market value.

Financial instruments included in pension plan assets are categorized into a fair value hierarchy of three levels, based on the degree of subjectivity inherent in the valuation methodology. Level 1 assets are based on unadjusted quoted prices in active markets that are accessible to the reporting entity at the measurement date for identical assets. Level 2 assets are valued at inputs other than quoted prices in active markets for identical assets that are observable either directly or indirectly for substantially the full term of the assets. Level 3 assets are valued based on unobservable inputs for the asset (i.e., supported by little or no market activity). These inputs include management’s own assessments about the assumptions that market participants would use in pricing assets (including assumptions about risk). The level in the fair value hierarchy within which the fair value measurement is classified is determined based on the lowest level input that is significant to the fair value measure in its entirety.

All of the Plan’s assets in the following table sets forth by asset class the Plan’s fair value of assets.

Plan fair value asset allocation by category:

December 31, 2016	$	%

Level 1:
Equity	$19,752	24%

Fixed income	11,805	14%
Mutual funds	-	-
Money funds and cash	11,134	13%

Total Level 1	42,691	51%
Level 2:
Fixed income	40,597	49%
Money fund	-	-

Total Level 2	40,597	49%
Level 3: Equity	30	-

Total Level 3	30	-

Total fair value of Plan assets	$83,318	100%

December 31, 2015	$	%

Level 1:
Equity	$16,908	25%
Fixed income	1,468	2%
Mutual funds	3,476	5%
Money funds and cash	1,011	1%

Total Level 1	22,863	33%
Level 2:
Fixed income	41,984	62%
Money fund	3,428	5%

Total Level 2	45,412	67%
Level 3:
Total Level 3	-	-

Total fair value of Plan assets	$68,275	100%

Contributions

The Company may contribute $2 million to $6 million to its defined benefit pension plan in 2017.

Expected future benefit payments

The following benefit payments are expected to be paid as follows based on actuarial calculations:

	2017	2018	2019	2020	2021	Thereafter
Pension	$6,611	$5,420	$6,029	$6,617	$6,345	$29,054
Postretirement	1,660	1,678	1,662	1,690	1,694	8,878

A one percentage point increase in the assumed health care trend rate would increase postretirement expense by approximately $270,000, changing the benefit obligation by approximately $2.0 million; while a one percentage point decrease in the assumed health care trend rate would decrease postretirement health care expense by approximately $231,000, changing the benefit obligation by approximately $1.7 million. The assumed trend rates for healthcare costs are a 5% increase per year for retirees prior to the age 65 and 0% for retirees post age 65. A 5% rate of increase for all employees under age 65 and Canadian retirees over age 65 was assumed.

A one percentage point change in the assumed rate of return on the defined benefit pension plan assets is estimated to have an approximate $692,000 effect on pension expense. Additionally, a one percentage point increase in the discount rate is estimated to have a $1.4 million decrease in pension expense, while a one percentage point decrease in the discount rate is estimated to have a $1.7 million increase in pension expense.

Note H – Goodwill and Other Intangible Assets

The major components of goodwill and other intangible assets are:

	December 31,
	2016		2015
	Historical Cost	Accumulated Amortization	Historical Cost	Accumulated Amortization
Finite-lived intangible assets:
Customer relationships	$11,885	$4,650	$12,706	$4,430
Technology and drawings	6,741	2,804	6,745	2,412
Other intangibles	1,723	942	2,406	1,577

Total finite-lived intangible assets	20,349	8,396	21,857	8,419
Goodwill	28,030	-	24,559	-
Trade names and trademarks	2,888	-	3,066	-

Total	$51,267	$8,396	$49,482	$8,419

Amortization of intangible assets was $1.7 million, $1.5 million and $1.4 million in 2016, 2015 and 2014, respectively. Amortization of these intangible assets for 2017 through 2021 is expected to approximate $1.4 million per year.

Changes in the carrying value of goodwill during the years ended December 31, 2016 and 2015 are as follows:

Goodwill
Balance at January 1, 2015	$22,615
Acquisitions	2,428
Foreign currency	(484)

Balance at December 31, 2015	24,559
Acquisitions	5,187
Impairment	(1,800)
Foreign currency	84

Balance at December 31, 2016	$28,030

During the fourth quarter of 2016, concurrent with its annual planning process, the Company concluded that it would be appropriate to evaluate the National Pump Company reporting unit as two separate reporting units on a prospective basis, National Pump (“National”) and Bayou based on the economic characteristics of each components. Accordingly, the Company applied the provisions of ASC 350-20-35-45 and allocated goodwill between these affected reporting units on a relative fair value basis. The Company performed a goodwill impairment assessment of the National Pump Company reporting unit, inclusive of National and Bayou, prior to reallocating the goodwill on a relative fair value basis. No impairment was indicated as a result of this assessment.

For 2016, the Company used a quantitative analysis for the annual goodwill impairment testing as of October 1 for its National and Bayou reporting units. The fair value for these reporting units was estimated using a discounted cash flow model, which considered forecasted cash flows discounted at an estimated weighted-average cost of capital. The forecasted cash flows were based on the Company’s long-term operating plan and a terminal value was used to estimate the cash flows beyond the period covered by the operating plan. The weighted-average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt market holders of a business enterprise. These analyses require the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates and the timing of expected future cash flows. Sensitivity analyses were performed around these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values.

The result of this step one goodwill impairment test indicated that no impairment existed at National. Goodwill relating to the National reporting unit represents 3.5% of the Company’s December 31, 2016 total assets. The Company’s annual impairment analysis performed as of October 1, 2016 concluded that National’s fair value was within 9% of its carrying value. If recently depressed U.S. agricultural conditions continue for an extended time, this market’s related growth and profitability assumptions may reduce National’s indicated fair value to require a potential future impairment charge.

The prolonged downturn in the oil and gas industry has negatively affected the Bayou reporting unit, leading management to reconsider its estimates for future profitability of this reporting unit and thereby increasing the likelihood that the associated goodwill could be impaired. As such, the Company concluded that a step two fair value assessment was required during the fourth quarter of 2016. As a result, the Company performed the step two test and concluded the goodwill of Bayou was impaired. As a result, a pre-tax non-cash goodwill impairment charge, determined using level 3 inputs in the fair value hierarchy, of $1.8 million for the year ended December 31, 2016 was recorded. The impairment charge is included in Impairment of goodwill in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). The remaining value of goodwill relating to the Bayou reporting unit represents 0.2% of the Company’s December 31, 2016 total assets. There was no impairment charge recorded in 2015 or 2014 for goodwill.

For 2016, for all other reporting units, the Company used a qualitative analysis for goodwill impairment testing as of October 1. This qualitative assessment included consideration of current industry and market conditions and circumstances as well as any mitigating factors that would most affect the fair value of the Company and these reporting units. Based on the assessment and consideration of the totality of the facts and circumstances, including the business environment in the fourth quarter of 2016, the Company determined that it was not more likely than not that the fair value of the Company or these reporting units is less than their respective carrying amounts. As such, no goodwill impairments for these reporting units were recorded for the year ended December 31, 2016.

Indefinite lived intangible assets primarily consist of trademarks and trade names. The fair value of these assets is determined using a royalty relief methodology similar to that employed when the associated assets were acquired, but using updated estimates of future sales, cash flows and profitability. For 2016 and 2015 the fair value of indefinite lived intangible assets exceeded the respective carrying values.

Other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recovered through future net cash flows generated by the assets.

Note I – Business Segment Information

The Company operates in one business segment comprising the design, manufacture and sale of pumps and pump systems. The Company’s products are used in water, wastewater, construction, industrial, petroleum, original equipment, agriculture, fire protection, heating, ventilation and air conditioning (HVAC), military and other liquid-handling applications.

The pumps and pump systems are marketed in the United States and worldwide through a network of more than 1,000 distributors, through manufacturers’ representatives (for sales to many original equipment manufacturers), through third-party distributor catalogs, and by direct sales. International sales are made primarily through foreign distributors and representatives.

The Company sells to approximately 140 countries around the world. The components of customer sales, determined based on the location of customers are:

	Year Ended December 31,
	2016	%	2015	%	2014	%
United States	$250,872	66	$269,628	66	$298,338	69
Foreign countries	131,199	34	136,522	34	136,587	31

Total	$382,071	100	$406,150	100	$434,925	100

Net sales from external customers by product category are:

	Year Ended December 31,
	2016	2015	2014
Pumps and pump systems	$328,973	$352,652	$379,626
Repairs of pumps and pump systems and other	53,098	53,498	55,299

Total	$382,071	$406,150	$434,925

As of December 31, 2016 and 2015, 92% and 94% of the Company’s long-lived assets were located in the United States, respectively.

Note J – Acquisitions

As of October 2016, the Company, through its wholly-owned subsidiary Patterson Pump Company (“Patterson”), acquired substantially all of the assets and certain liabilities of Morrison Pump Company

(“Morrison”). The purchase price consisted of cash and deferred payments. The deferred payments represent the estimated fair value of the additional variable cash consideration payable in connection with the acquisition that is contingent upon the achievement of certain performance milestones. The Company estimated the fair value using expected future cash flows over the period in which the obligation is expected to be settled, which are considered to be level 3 inputs. Founded in 1999, Morrison is a growing manufacturer of and service provider for large capacity pumping systems primarily for the municipal flood control and water management markets. Morrison has steadily expanded its product designs and service capabilities in recent years to become a notable provider in North America and South America, the Middle East and Asia. Morrison also has developed and manufactures some innovative components that should benefit from its integration with Patterson. Morrison’s sales for the full year 2016 were approximately $5.0 million.

The allocation of the purchase price of Morrison to the business acquired is preliminary and will be finalized pending completion of purchase accounting matters. Based on the preliminary purchase price allocation for this acquisition, goodwill of $5.2 million was recorded.

The results of operations of Morrison have been included in Gorman-Rupp’s consolidated results since October 2016. Supplemental pro forma information has not been provided as the acquisition did not have a material impact on the Company’s consolidated results of operations.

As of August 2015, the Company’s subsidiary, Gorman-Rupp Europe B.V., acquired substantially all of the assets and certain liabilities of Hydro+ SA (“Hydro”) and Hydro+ Rental SPRL (“Hydro Rental”), subsequently renamed Gorman-Rupp Rental SPRL, based near Namur, Belgium. The Company assumed $1.9 million in bank debt, which was subsequently paid off in 2015. Hydro has been the Company’s Belgian pump and pump systems distributor since 1998, and in 2011 formed Hydro Rental to expand pump and pump system rentals in the same region. Hydro’s principal products are centrifugal pumps supplied by the Company, and Hydro has begun converting some of these pumps into packaged pump station systems tailored for its European market.

The Company recognized customer relationships of $748,000, technology and drawings of $130,000, tradenames and trademarks of $70,000 and goodwill of $2.4 million related to the asset acquisition of Hydro and Hydro Rental.

The results of operations of both Hydro companies have been included in Gorman-Rupp’s consolidated results since August 2015.

In June 2014, the Company, through a newly established entity, Bayou City Pump Company (“Bayou”), acquired substantially all of the assets and certain liabilities of Bayou City Pump, Inc. (“BCP”). Founded in 1973, Bayou is a leading manufacturer of and service provider for highly-reliable and energy-efficient vertical turbine pumping systems primarily for the inland and coastal marine liquid petroleum and chemical transportation market.

The Company recognized customer relationships of $4.1 million, technology and drawings of $830,000, tradenames and trademarks of $370,000 and goodwill of $4.7 million related to the asset acquisition of BCP.

The results of operations of Bayou have been included in Gorman-Rupp’s consolidated results since June 2014.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Based on the evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016.

Report of Management on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and affected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and Directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO Criteria). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

The independent registered public accounting firm of Ernst & Young LLP that has audited the consolidated financial statements included in this annual report on Form 10-K, has also issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2016. This report is included on the following page.

/s/ Jeffrey S. Gorman

Jeffrey S. Gorman

President and Chief Executive Officer

/s/ James C. Kerr

James C. Kerr

Chief Financial Officer

March 3, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of The Gorman-Rupp Company

We have audited The Gorman-Rupp Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Gorman-Rupp Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, The Gorman-Rupp Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Gorman-Rupp Company as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2016 of The Gorman-Rupp Company and our report dated March 3, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio

March 3, 2017

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

Attention is directed to the sections “Election of Directors,” “Board of Directors and Board Committees,” “Audit Committee Report” and “Beneficial Ownership of Shares” in the Company’s definitive Notice of 2017 Annual Meeting of Shareholders and related Proxy Statement (filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.

With respect to Executive Officers, attention is directed to Part I of this Form 10-K.

The Company has adopted a Code of Ethics that applies to its Directors, officers and all employees. The Code of Ethics is set forth as an exhibit to this Form 10-K. In addition, the Code of Ethics is posted on the Company’s website accessible through its Internet address of www.gormanrupp.com (under the heading “Investor Relations” and the sub-heading “Corporate Governance”), including any amendments.

ITEM 11.	EXECUTIVE COMPENSATION

Attention is directed to the sections “Board of Directors and Board Committees,” “Executive Compensation,” “Compensation Discussion and Analysis,” “Pension Benefits,” “Summary Compensation Table,” “Non-Employee Director Compensation,” “Risk Oversight,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the Company’s definitive Notice of 2017 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Attention is directed to the section “Beneficial Ownership of Shares” and “Election of Directors” in the Company’s definitive Notice of 2017 Annual Meeting of Shareholders and related Proxy Statement (filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.

PART III – CONTINUED

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS – CONTINUED

Equity Compensation Plan Information

The following table provides information as of December 31, 2016 about the Company’s Common Shares that may be issued upon exercise of options, warrants and rights granted, and shares remaining available for issuance, under all of the Company’s existing equity compensation plans, including the 2015 Omnibus Incentive Plan and the 2016 Non-Employee Directors’ Compensation Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	-	$-0-	869,689
Equity compensation plans not approved by shareholders	-	n/a	-

Total	-	$-0-	869,689

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Attention is directed to the section “Board of Directors and Board Committees” and “Related Party Transactions” in the Company’s definitive Notice of 2017 Annual Meeting of Shareholders and related Proxy Statement (filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which is incorporated herein by this reference. The Company has no relationships or transactions required to be reported by Item 404 of Regulation S-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Attention is directed to the section “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive Notice of 2017 Annual Meeting of Shareholders and related Proxy Statement (filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which is incorporated herein by this reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	The Index to Consolidated Financial Statements of the Registrant under Item 8 of this Report is incorporated herein by reference as the list of Financial Statements required as part of this Report.
	(2)	All financial statement schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, or the information required to be set forth therein is included in the consolidated financial statements or Notes thereto.
	(3)	Exhibits — The exhibit list in the Exhibit Index is incorporated by reference as the list of exhibits required as part of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GORMAN-RUPP COMPANY

*By:	/s/ Brigette A. Burnell
Brigette A. Burnell
Attorney-In-Fact

Date: March 3, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

*Jeffrey S. Gorman	President and Chief Executive Officer and Director
Jeffrey S. Gorman	(Principal Executive Officer)

*James C. Kerr	Chief Financial Officer
James C. Kerr	(Principal Financial and Accounting Officer)

*James C. Gorman	Director
James C. Gorman

*M. Ann Harlan	Director
M. Ann Harlan

*Thomas E. Hoaglin	Director
Thomas E. Hoaglin

*Christopher H. Lake	Director
Christopher H. Lake

*Kenneth R. Reynolds	Director
Kenneth R. Reynolds

*Rick R. Taylor	Director
Rick R. Taylor

*W. Wayne Walston	Director
W. Wayne Walston

*	The undersigned, by signing her name hereto, does sign and execute this Annual Report on Form 10-K on behalf of The Gorman-Rupp Company and on behalf of each of the above-named Officers and Directors of The Gorman-Rupp Company pursuant to Powers of Attorney executed by The Gorman-Rupp Company and by each such Officer and Director and filed with the Securities and Exchange Commission.

March 3, 2017

By:	/s/ Brigette A. Burnell
Brigette A. Burnell
Attorney-In-Fact

EXHIBIT INDEX

Exhibit Number	Description
(3)(4)(a)	Amended Articles of Incorporation, as amended*
(3)(4)(b)	Amended Regulations**
(10)(a)	Form of Indemnification Agreement between the Company and its Directors***
(10)(b)	Form of Indemnification Agreement between the Company and its Officers***
(10)(c)	2015 Omnibus Incentive Plan****#
(10)(d)	Form of Performance Share Grant Agreement*****#
(10)(e)	2016 Non-Employee Directors’ Compensation Plan******#
(14)	Code of Ethics
(21)	Subsidiaries of the Company
(23)	Consent of Independent Registered Public Accounting Firm
(24)	Powers of Attorney
(31) (a)	Certification of Chief Executive Officer (Section 302 of the Sarbanes-Oxley Act of 2002)
(31) (b)	Certification of Chief Financial Officer (Section 302 of the Sarbanes-Oxley Act of 2002)
(32)	Certification Pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101.INS)	XBRL Instance Document
(101.SCH)	XBRL Taxonomy Extension Schema Document
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated herein by this reference from Exhibit (3)(4)(a) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
**	Incorporated herein by this reference from Exhibit (3)(ii)(4) of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.
***	Incorporated herein by this reference from Exhibits (10)(a)(b) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
****	Incorporated herein by this reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 28, 2015.
*****	Incorporated herein by this reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 4, 2015.
******	Incorporated herein by this reference from Exhibit (4)(c) of the Company’s Registration Statement on Form S-8 filed on May 24, 2016.
#	Management contract or compensatory plan or arrangement.