Form 10-Q
period 2017-03-31
GORMAN RUPP CO
filed 2017-05-03
CIK 42682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Large accelerated file	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 26,093,123 shares of common stock, without par value, outstanding at April 28, 2017.

The Gorman-Rupp Company

Three months ended March 31, 2017 and 2016

PART I. FINANCIAL INFORMATION

ITEM 1—FINANCIAL	STATEMENTS (UNAUDITED)

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2017	2016
Net sales	$92,603	$100,257
Cost of products sold	71,408	77,360

Gross profit	21,195	22,897
Selling, general and administrative expenses	14,214	13,669

Operating income	6,981	9,228
Other income, net	339	31

Income before income taxes	7,320	9,259
Income taxes	2,255	2,977

Net income	$5,065	$6,282

Earnings per share	$0.19	$0.24
Cash dividends per share	$0.115	$0.105
Average number of shares outstanding	26,093,123	26,083,623

See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Net income	$5,065	$6,282
Cumulative translation adjustments	547	1,500
Pension and postretirement medical liability adjustments, net of tax	1,276	250

Other comprehensive income	1,823	1,750

Comprehensive income	$6,888	$8,032

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$60,451	$57,604
Accounts receivable, net	77,554	71,424
Inventories, net	68,030	69,049
Prepaid and other	3,324	5,823

Total current assets	209,359	203,900
Property, plant and equipment, net	120,909	122,067
Other assets	7,399	7,769
Prepaid pension assets	5,987	6,211
Goodwill and other intangible assets, net	42,634	42,871

Total assets	$386,288	$382,818

Liabilities and equity
Current liabilities:
Accounts payable	$16,862	$16,306
Payroll and employee related liabilities	10,285	11,336
Commissions payable	9,962	11,163
Deferred revenue	893	1,361
Accrued expenses	10,761	9,186

Total current liabilities	48,763	49,352
Postretirement benefits	20,880	20,709
Other long-term liabilities	9,870	9,869

Total liabilities	79,513	79,930
Equity:
Outstanding common shares: 26,093,123 at March 31, 2017 and December 31, 2016 (net of treasury shares of 955,673, respectively), at stated capital amounts	5,097	5,097
Additional paid-in capital	215	215
Retained earnings	320,105	318,041
Accumulated other comprehensive loss	(18,642)	(20,465)

Total equity	306,775	302,888

Total liabilities and equity	$386,288	$382,818

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Cash flows from operating activities:
Net income	$5,065	$6,282
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,754	3,872
Pension expense	2,394	913
Contributions to pension plan	—	(2,000)
Changes in operating assets and liabilities:
Accounts receivable, net	(5,905)	(1,301)
Inventories, net	1,323	5,525
Accounts payable	436	2,947
Commissions payable	(1,242)	1,424
Deferred revenue	(291)	(104)
Income taxes	2,929	2,736
Accrued expenses and other	1,155	(1,911)
Benefit obligations	(2,018)	1,727

Net cash provided by operating activities	7,600	20,110
Cash used for investing activities, capital additions	(1,950)	(1,212)
Cash used for financing activities, cash dividends	(3,001)	(2,739)

Effect of exchange rate changes on cash	198	308

Net increase in cash and cash equivalents	2,847	16,467
Cash and cash equivalents:
Beginning of period	57,604	23,724

End of period	$60,451	$40,191

See notes to consolidated financial statements (unaudited).

PART I

ITEM 1.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in tables in thousands of dollars)

NOTE 1 - BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The consolidated financial statements include the accounts of The Gorman-Rupp Company (the “Company” or “Gorman-Rupp”) and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management of the Company, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of results that may be expected for the year ending December 31, 2017. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, from which related information herein has been derived.

NOTE 2 - RECENTLY ISSUED ACCOUNTING STANDARDS

The Company considers the applicability and impact of all Accounting Standard Updates (“ASUs”). ASUs not listed below were assessed and determined either to be not applicable or are expected to have minimal impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, “Compensation – Retirement Benefits (Topic 715) – Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”, which provides additional guidance on the presentation of net periodic pension and postretirement benefit costs in the income statement and on the components eligible for capitalization. The amendments in this ASU require that an employer report the service cost component of the net periodic benefit costs in the same income statement line item as other compensation costs arising from services rendered by employees during the period. The non-service-cost components of net periodic benefit costs are to be presented in the income statement separately from the service cost components and outside a subtotal of income from operations. The ASU also allows for the capitalization of the service cost components, when applicable (i.e., as a cost of internally manufactured inventory or a self-constructed asset). The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The amendments in this ASU are to be applied retrospectively. The Company is currently assessing the impact this ASU will have on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment”, which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The ASU is effective for impairment tests performed in fiscal years, and interim periods within those years, beginning after December 15, 2019. The amendments in this ASU are to be applied on a prospective basis and are not expected to have a significant impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with a term of more than one year. Accounting by lessors will remain similar to existing U.S. GAAP. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company currently does not expect the adoption of ASU 2016-02 will have a material impact on its consolidated financial statements as its future minimum lease commitments are not material.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes most current revenue recognition guidance, including industry-specific guidance, and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. Subsequent accounting standards updates have been issued, which amend and/or clarify the application of ASU 2014-09. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company is in the process of executing its implementation plan and has determined it will use the modified retrospective method as its transition method in the adoption of the new revenue standard. The Company has identified all material revenue streams and is currently evaluating its significant contracts, accumulating information that will be necessary for implementation disclosures and assessing the impact the adoption of ASU 2014-09 will have on its consolidated financial statements and related disclosures.

PART I – CONTINUED

ITEM 1.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

NOTE 2 - RECENTLY ISSUED ACCOUNTING STANDARDS – CONTINUED

The Company is in the process of identifying and implementing changes to processes and controls to meet the ASU’s updated reporting and discosure requirements and continues to update its assessment of the impact of the ASU. The Company will continue its evaluation of this new guidance through the date of adoption.

NOTE 3 - INVENTORIES

Inventories are stated at the lower of cost or market. The costs for approximately 70% of inventories at March 31, 2017 and 72% of inventories at December 31, 2016 are determined using the last-in, first-out (LIFO) method, with the remainder determined using the first-in, first-out (FIFO) method applied on a consistent basis. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management’s estimate of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation.

The major components of inventories are as follows (net of LIFO reserves of $59.2 million and $58.4 million at March 31, 2017 and December 31, 2016, respectively):

	March 31, 2017	December 31, 2016
Raw materials and in-process	$15,671	$17,986
Finished parts	45,402	43,423
Finished products	6,957	7,640

Total inventories	$68,030	$69,049

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	March 31, 2017	December 31, 2016
Land	$4,145	$4,099
Buildings	105,165	104,952
Machinery and equipment	166,919	165,157

	276,229	274,208
Less accumulated depreciation	(155,320)	(152,141)

Property, plant and equipment, net	$120,909	$122,067

NOTE 5 - PRODUCT WARRANTIES

A liability is established for estimated future warranty and service claims based on historical claims experience and specific product failures. The Company expenses warranty costs directly to cost of products sold. Changes in the Company’s product warranty liability are:

	Three Months Ended March 31,
	2017	2016
Balance at beginning of year	$1,435	$1,380
Provision	606	269
Claims	(530)	(402)

Balance at end of period	$1,511	$1,247

NOTE 6 - PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors a defined benefit pension plan (“Plan”) covering certain domestic employees. Benefits are based on each covered employee’s years of service and compensation. The Plan is funded in conformity with the funding requirements of applicable U.S. regulations. The Plan was closed to new participants effective January 1, 2008.

PART I – CONTINUED

ITEM 1.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

NOTE 6 - PENSION AND OTHER POSTRETIREMENT BENEFITS – CONTINUED

Employees hired after this date, in eligible locations, participate in an enhanced 401(k) plan instead of the Plan. Employees hired prior to this date continue to accrue benefits.

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

The following tables present the components of net periodic benefit cost:

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2017	2016	2017	2016
Service cost	$752	$709	$312	$298
Interest cost	668	661	203	210
Expected return on plan assets	(1,196)	(982)	—	—
Recognized actuarial loss (gain)	490	525	(168)	(174)
Settlement loss	1,680	—	—	—

Net periodic benefit cost	$2,394	$913	$347	$334

NOTE 7 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes reclassifications out of accumulated other comprehensive income (loss):

	Three Months Ended March 31,
	2017	2016
Pension and other postretirement benefits:
Recognized actuarial loss (a)	$322	$351
Settlement loss (b)	1,058	—
Settlement loss (c)	622	—

Total before income tax	$2,002	$351
Income tax	(726)	(101)

Net of income tax	$1,276	$250

(a)	The recognized actuarial loss is included in the computation of net periodic benefit cost. See Note 6 for additional details.
(b)	This portion of the settlement loss is included in cost of products sold on the condensed consolidated statements of income.
(c)	This portion of the settlement loss in included in selling, general & administrative expenses on the condensed consolidated statements of income.

The following tables summarize changes in balances for each component of accumulated other comprehensive income (loss):

	Currency Translation Adjustments	Pension and Other Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2017	$(8,842)	$(11,623)	$(20,465)
Reclassification adjustments	—	2,002	2,002
Current period credit	547	14	561
Income tax expense	—	(740)	(740)

Balance at March 31, 2017	$(8,295)	$(10,347)	$(18,642)

PART I – CONTINUED

ITEM 1.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

NOTE 7 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) – CONTINUED

	Currency Translation Adjustments	Pension and Other Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2016	$(9,057)	$(13,358)	$(22,415)
Reclassification adjustments	—	351	351
Current period credit	1,500	42	1,542
Income tax expense	—	(143)	(143)

Balance at March 31, 2016	$(7,557)	$(13,108)	$(20,665)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

(Amounts in tables in thousands of dollars)

Executive Overview

The following discussion of Results of Operations includes certain non-GAAP financial data, and measures such as adjusted earnings before interest, taxes, depreciation and amortization. The adjusted earnings per share amounts exclude a 2017 non-cash pension settlement charge. Management utilizes these adjusted financial data and measures to assess comparative operations against those of prior periods without the distortion of non-comparable factors. The Gorman-Rupp Company believes that these non-GAAP financial data and measures will be useful to investors as well as to assess the continuing strength of the Company’s underlying operations. Provided below is a reconciliation of adjusted earnings per share amounts and adjusted earnings before interest, taxes, depreciation and amortization.

	Three Months Ended March 31,
	2017	2016
Adjusted earnings per share:
Reported earnings per share – GAAP basis	$0.19	$0.24
Plus pension settlement charge	0.04	—

Non-GAAP adjusted earnings per share	$0.23	$0.24

Adjusted earnings before interest, taxes, depreciation and amortization:
Reported net income – GAAP basis	$5,065	$6,282
Plus income taxes	2,255	2,977
Plus depreciation and amortization	3,754	3,872

Non-GAAP earnings before interest, taxes, depreciation and amortization	11,074	13,131
Plus pension settlement charge	1,680	—

Non-GAAP adjusted earnings before interest, taxes, depreciation and amortization	$12,754	$13,131

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

The Company places a strong emphasis on cash flow generation and having excellent liquidity and financial flexibility. This focus has afforded us the ability to reinvest our cash resources and preserve a strong balance sheet to position us for future acquisition and product development opportunities. The Company had no bank debt as of March 31, 2017.

Net sales during the first quarter were $92.6 million compared to $100.3 million during the first quarter of 2016, a decrease of 7.6% or $7.7 million. Excluding sales from the New Orleans Permanent Canal Closures & Pumps (“PCCP”) project of $0.4 million in the first quarter of 2017 and $5.3 million for the same period in 2016, net sales during the quarter decreased 2.9% or $2.8 million. Domestic sales, excluding PCCP, decreased 5.8% or $3.6 million while international sales increased 2.6% or $0.8 million compared to the same period in 2016.

Gross profit was $21.2 million for the first quarter of 2017, resulting in gross margin of 22.9%, compared to gross profit of $22.9 million and gross margin of 22.8% for the same period in 2016. Gross margin includes a non-cash pension settlement charge of $1.1 million or 110 basis points in the first quarter of 2017 which did not occur in the first quarter of 2016. Excluding the non-cash pension settlement charge, the 120 basis point increase in gross margin was due principally to favorable sales mix. Offsetting the sales mix benefit was a 60 basis point increase in healthcare expenses and an increase in overhead expenses as a percent of sales driven by lower leverage due to sales volume decreases.

Selling, general and administrative expense (“SG&A”) was $14.2 million for the first quarter of 2017 and 15.3% of net sales, compared to $13.7 million and 13.6% of net sales for the same period in 2016. SG&A includes a non-cash pension settlement charge of $0.6 million or 70 basis points in the first quarter of 2017 which did not occur in the first quarter of 2016. The 100 basis point increase in SG&A as percent of sales, excluding the non-cash pension settlement charge, was due principally to loss of leverage due to lower sales volume and a 40 basis point increase in travel and advertising expense. Excluding the non-cash pension settlement charge, SG&A decreased slightly compared to the same period last year.

Operating income was $7.0 million, resulting in operating margin of 7.5% for the first quarter of 2017, compared to operating income of $9.2 million and operating margin of 9.2% for the same period in 2016. The decline in operating margin was largely driven by a non-cash pension settlement charge of 180 basis points in the first quarter of 2017 which did not occur in the same period in 2016 and lower operating leverage due to sales volume decreases.

Net income was $5.1 million during the first quarter of 2017 compared to $6.3 million in the first quarter of 2016 and earnings per share were $0.19 and $0.24 for the respective periods. A non-cash pension settlement charge decreased the first quarter of 2017 earnings by $0.04 per share.

The Company’s backlog of orders was $96.9 million at March 31, 2017 compared to $111.0 million at March 31, 2016 and $98.8 million at December 31, 2016. Excluding the PCCP project in 2017 and 2016, the backlog at March 31, 2017 was down 8.6% as compared to March 31, 2016. In addition to the impact of PCCP, backlog has been impacted by lower orders in the petroleum and fire protection markets.

On April 27, 2017, the Board of Directors authorized the payment of a quarterly dividend of $0.115 per share, representing the 269th consecutive quarterly dividend to be paid by the Company. The dividend yield at March 31, 2017 was 1.5%.

The Company currently expects to continue its exceptional history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.

Outlook

Domestic and foreign uncertainties, including turmoil related to the production and price of oil and low commodity prices continue to make 2017 challenging. In addition, with the completion of the PCCP project, comparisons of revenue with 2016 will need to be appropriately adjusted during 2017. We are encouraged by the new federal administration’s attention to increased spending for water and wastewater infrastructure, military growth and renewed pipeline projects. Along with the administration’s focus on U.S. manufacturing, these initiatives could have positive impacts for Gorman-Rupp as the majority of our products continue to be manufactured domestically. We are also hopeful that capital spending in the oil & gas industries will start to rebound as oil prices begin to stabilize. The Company remains focused on operational efficiencies and will continue to manage expenses closely. Our underlying fundamentals remain strong and we remain well positioned to drive long-term growth.

PART I – CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Our strong balance sheet provides us with the flexibility to continue to evaluate acquisition opportunities and new product development that we expect will help add value to our operations over the longer-term.

First Quarter 2017 Compared to First Quarter 2016

Net Sales

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Net Sales	$92,603	$100,257	$(7,654)	(7.6)%

Net sales during the first quarter were $92.6 million compared to $100.3 million during the first quarter of 2016, a decrease of 7.6% or $7.7 million. Excluding sales from the PCCP project of $0.4 million in the first quarter of 2017 and $5.3 million for the same period in 2016, net sales during the quarter decreased 2.9% or $2.8 million. Domestic sales, excluding PCCP, decreased 5.8% or $3.6 million while international sales increased 2.6% or $0.8 million compared to the same period in 2016.

Sales in our larger water markets, excluding PCCP, decreased 4.0% or $2.6 million in the first quarter of 2017 compared to the first quarter of 2016. Sales in the construction market increased $1.1 million due primarily to sales for rental market customers and sales of repair parts increased $1.0 million. Sales in the municipal market, excluding PCCP, decreased $1.9 million driven by decreased shipments attributable to other flood control projects and sales in the fire protection market decreased $1.6 million principally due to lower domestic sales. Also, sales in the agriculture market decreased $1.3 million due to wet weather conditions in some key domestic locations and low farm income.

Sales decreased 0.6% or $0.2 million in non-water markets during the first quarter of 2017 compared to the first quarter of 2016. Sales in the industrial market increased $1.7 million driven by an increase in oil and gas drilling activity and sales in the OEM market increased $0.8 million driven by infrastructure spending relating to gas production. These increases were offset by decreased shipments of $2.6 million in the petroleum market driven by challenging market conditions.

Cost of Products Sold and Gross Profit

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Cost of products sold	$71,408	$77,360	$(5,952)	(7.7)%
% of Net sales	77.1%	77.2%
Gross Margin	22.9%	22.8%

Gross profit was $21.2 million for the first quarter of 2017, resulting in gross margin of 22.9%, compared to gross profit of $22.9 million and gross margin of 22.8% for the same period in 2016. Gross margin includes a non-cash pension settlement charge of $1.1 million or 110 basis points in the first quarter of 2017 which did not occur in the first quarter of 2016. Excluding the non-cash pension settlement charge, the 120 basis point increase in gross margin was due principally to favorable sales mix. Offsetting the sales mix benefit was a 60 basis point increase in healthcare expenses and an increase in overhead expenses as a percent of sales driven by lower leverage due to sales volume decreases.

Selling, General and Administrative Expenses (SG&A)

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Selling, general and administrative expenses	$14,214	$13,669	$545	4.0%
% of Net sales	15.3%	13.6%

Selling, general and administrative expense (“SG&A”) was $14.2 million for the first quarter of 2017 and 15.3% of net sales, compared to $13.7 million and 13.6% of net sales for the same period in 2016. SG&A includes a non-cash pension settlement charge of $0.6 million or 70 basis points in the first quarter of 2017 which did not occur in the first quarter of 2016.

PART I – CONTINUED

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

The 100 basis point increase in SG&A as percent of sales, excluding the non-cash pension settlement charge, was due principally to loss of leverage due to lower sales volume and a 40 basis point increase in travel and advertising expense due to participation in trade shows. Excluding the non-cash pension settlement charge, SG&A decreased slightly compared to the same period last year.

Operating Income

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Operating income	$6,981	$9,228	$(2,247)	(24.4)%
% of Net sales	7.5%	9.2%

The decline in operating income and operating margin were impacted by the variances mentioned above, most notably a non-cash pension settlement charge totaling $1.7 million or 180 basis points in the first quarter of 2017 which did not occur in the first quarter of 2016. The decline in operating margin was further impacted by loss of leverage due to lower sales volume.

Net Income

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Income before income taxes	$7,320	$9,259	$(1,939)	(20.9)%
% of Net sales	7.9%	9.2%

Income taxes	$2,255	$2,977	$(722)	(24.3)%
Effective tax rate	30.8%	32.2%

Net income	$5,065	$6,282	$(1,217)	(19.4)%
% of Net sales	5.5%	6.3%

Earnings per share	$0.19	$0.24	$(0.05)	(20.8)%

The decrease in net income in the first quarter of 2017 compared to the first quarter of 2016 was due primarily to lower sales volume and a non-cash pension settlement charge in the first quarter of 2017 of $1.1 million, net of income taxes. The decrease in the effective tax rate between the two periods was due primarily to the impact of more income in foreign jurisdictions with lower tax rates. A non-cash pension settlement charge decreased the first quarter of 2017 earnings by $0.04 per share.

Liquidity and Capital Resources

Cash and cash equivalents totaled $60.5 million and there was no outstanding bank debt at March 31, 2017. In addition, the Company had $24.1 million available in bank lines of credit after deducting $6.9 million in outstanding letters of credit primarily related to customer orders. The Company was in compliance with its debt covenants, including limits on additional borrowings and maintenance of certain operating and financial ratios, at March 31, 2017 and December 31, 2016.

Working capital increased $6.0 million from December 31, 2016 to $160.6 million at March 31, 2017. The increase in working capital was due principally to higher cash balances and increased accounts receivable.

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

The following table reconciles adjusted earnings before interest, income taxes and depreciation and amortization as reconciled above to free cash flow:

	Three Months Ended March 31,
	2017	2016
Non-GAAP adjusted earnings before interest, taxes, depreciation and amortization	$12,754	$13,131
Less capital expenditures	(1,950)	(1,212)
Less cash dividends	(3,001)	(2,739)

Non-GAAP free cash flow	$7,803	$9,180

Financial Cash Flow

	Three Months Ended March 31,
	2017	2016
Beginning of period cash and cash equivalents	$57,604	$23,724
Net cash provided by operating activities	7,600	20,110
Net cash used for investing activities	(1,950)	(1,212)
Net cash used for financing activities	(3,001)	(2,739)
Effect of exchange rate changes on cash	198	308

Net increase in cash and cash equivalents	2,847	16,467

End of period cash and cash equivalents	$60,451	$40,191

The primary drivers of operating cash flows during the first quarter of 2017 were operating income, reduced inventories and reduced prepaid income taxes, partially offset by increased accounts receivable. During this same period in 2016, operating cash flows were primarily driven by reduced inventories, lower estimated income tax payments and higher accounts payable.

During the first quarter of 2017, investing activities of $2.0 million primarily consisted of capital expenditures for machinery and equipment. Capital expenditures for the full-year 2017 are presently planned to be in the range of $8 to $10 million and are expected to be financed through internally-generated funds. During the first quarter of 2016, cash used in investing activities primarily consisted of capital expenditures for machinery and equipment and building improvements.

Net cash used for financing activities for the first quarter of 2017 and 2016 consisted of dividend payments of $3.0 million and $2.7 million, respectively.

On April 27, 2017, the Board of Directors of the Company declared a quarterly cash dividend of $0.115 per share on the common stock of the Company, payable June 9, 2017, to shareholders of record May 15, 2017. This will mark the 269th consecutive quarterly dividend paid by The Gorman-Rupp Company.

The Company currently expects to continue its exceptional history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.

Critical Accounting Policies

Our critical accounting policies are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our Consolidated Financial Statements for the year ended December 31, 2016 contained in our Annual Report on Form 10-K for the year ended December 31, 2016. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the notes to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

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

The Company is subject to market risk associated principally with changes in foreign currency exchange rates. The Company’s foreign currency exchange rate risk is limited primarily to the Euro, Canadian Dollar, South African Rand and the British Pound. The Company manages its foreign exchange risk principally through invoicing customers in the same currency as the source of products. The foreign currency transaction gains (losses) for the first quarter of 2017 and the first quarter of 2016 were $0.2 million and $(0.1) million, respectively, and are reported within Other income and Other expense on the Consolidated Statements of Income.

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

An evaluation was carried out under the supervision and with the participation of the Company’s Management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no material changes from the legal proceedings previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

PART II – CONTINUED

ITEM 1A.	RISK FACTORS

There are no material changes from the risk factors previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

ITEM 6.	EXHIBITS

Exhibit 31.1	Certification of Jeffrey S. Gorman, Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of James C. Kerr, Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

Exhibit 101	Financial statements from the Quarterly Report on Form 10-Q of The Gorman-Rupp Company for the quarter ended March 31, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Gorman-Rupp Company
(Registrant)

Date: May 3, 2017

	By:	/s/ James C. Kerr
James C. Kerr
Chief Financial Officer