Form 10-Q
period 2017-06-30
GORMAN RUPP CO
filed 2017-08-02
CIK 42682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

There were 26,099,123 shares of common stock, without par value, outstanding at July 31, 2017.

The Gorman-Rupp Company

Three and six months ended June 30, 2017 and 2016

PART I. FINANCIAL INFORMATION

ITEM 1—FINANCIAL	STATEMENTS (UNAUDITED)

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars, except per share amounts)	2017	2016	2017	2016
Net sales	$97,872	$96,265	$190,475	$196,522
Cost of products sold	71,727	73,025	143,135	150,385

Gross profit	26,145	23,240	47,340	46,137
Selling, general and administrative expenses	14,651	13,702	28,865	27,371

Operating income	11,494	9,538	18,475	18,766
Other income, net	313	94	652	125

Income before income taxes	11,807	9,632	19,127	18,891
Income taxes	3,959	3,012	6,214	5,989

Net income	$7,848	$6,620	$12,913	$12,902

Earnings per share	$0.30	$0.25	$0.49	$0.49
Cash dividends per share	$0.115	$0.105	$0.230	$0.210
Average number of shares outstanding	26,096,881	26,083,623	26,095,013	26,083,623

See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2017	2016	2017	2016
Net income	$7,848	$6,620	$12,913	$12,902
Cumulative translation adjustments	1,317	(254)	1,864	1,246
Pension and postretirement medical liability adjustments, net of tax	1,280	232	2,556	482

Other comprehensive income (loss)	2,597	(22)	4,420	1,728

Comprehensive income	$10,445	$6,598	$17,333	$14,630

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Thousands of dollars)	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$66,974	$57,604
Accounts receivable, net	72,884	71,424
Inventories, net	66,781	69,049
Prepaid and other	8,842	5,823

Total current assets	215,481	203,900
Property, plant and equipment, net	119,441	122,067
Other assets	8,206	7,769
Prepaid pension assets	7,856	6,211
Goodwill and other intangible assets, net	42,482	42,871

Total assets	$393,466	$382,818

Liabilities and equity
Current liabilities:
Accounts payable	$17,205	$16,306
Payroll and employee related liabilities	12,212	11,336
Commissions payable	7,679	11,163
Deferred revenue	1,021	1,361
Accrued expenses	9,834	9,186

Total current liabilities	47,951	49,352
Postretirement benefits	21,055	20,709
Other long-term liabilities	10,070	9,869

Total liabilities	79,076	79,930
Equity:
Common shares outstanding: 26,099,123 at June 30, 2017 and 26,093,123 at December 31, 2016 (net of treasury shares of 949,673 and 955,673, respectively), at stated capital amounts	5,098	5,097
Additional paid-in capital	363	215
Retained earnings	324,974	318,041
Accumulated other comprehensive loss	(16,045)	(20,465)

Total equity	314,390	302,888

Total liabilities and equity	$393,466	$382,818

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Thousands of dollars)	2017	2016
Cash flows from operating activities:
Net income	$12,913	$12,902
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,433	7,777
Pension expense	4,696	1,826
Contributions to pension plan	(2,000)	(6,000)
Changes in operating assets and liabilities:
Accounts receivable, net	(649)	2,082
Inventories, net	3,227	7,267
Accounts payable	461	769
Commissions payable	(3,642)	2,662
Deferred revenue	(340)	(1,380)
Income taxes	3,227	2,076
Accrued expenses and other	(2,347)	2,893
Benefit obligations	1,008	717

Net cash provided by operating activities	23,987	33,591
Cash used for investing activities:
Capital additions	(3,345)	(2,547)
Purchases of short-term investments	(5,999)	—

Net cash used for investing activities	(9,344)	(2,547)
Cash used for financing activities, cash dividends	(6,002)	(5,478)
Effect of exchange rate changes on cash	729	251

Net increase in cash and cash equivalents	9,370	25,817
Cash and cash equivalents:
Beginning of period	57,604	23,724

End of period	$66,974	$49,541

See notes to consolidated financial statements (unaudited).

PART I

ITEM 1.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in tables in thousands of dollars)

NOTE 1 - BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The consolidated financial statements include the accounts of The Gorman-Rupp Company (the “Company” or “Gorman-Rupp”) and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management of the Company, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of results that may be expected for the year ending December 31, 2017. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, from which related information herein has been derived.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes most current revenue recognition guidance, including industry-specific guidance, and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. Subsequent accounting standards updates have been issued, which amend and/or clarify the application of ASU 2014-09. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company is in the process of executing its implementation plan and has determined it will use the modified retrospective method as its transition method in the adoption of the new revenue standard. The Company has identified all material revenue streams and is currently evaluating its significant contracts, accumulating information that will be necessary for implementation disclosures and assessing the impact the adoption of ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company is in the process of identifying and implementing changes to processes and controls to meet the ASU’s updated reporting and disclosure requirements and continues to update its assessment of the impact of the ASU. The Company will continue its evaluation of this new guidance through the date of adoption.

NOTE 3 - INVENTORIES

Inventories are stated at the lower of cost or market. The costs for approximately 72% of inventories at June 30, 2017 and December 31, 2016 are determined using the last-in, first-out (“LIFO”) method, with the remainder determined using the first-in, first-out (FIFO) method applied on a consistent basis. Replacement cost approximates current cost and the excess over LIFO cost was approximately $59.7 million and $58.4 million at June 30, 2017 and December 31, 2016, respectively. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management’s estimate of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation.

Allowances for excess and obsolete inventory totaled $4.7 million and $4.5 million at June 30, 2017 and December 31, 2016, respectively.

The major components of net inventories are as follows:

	June 30, 2017	December 31, 2016
Raw materials and in-process	$18,254	$17,986
Finished parts	41,850	43,423
Finished products	6,677	7,640

Total net inventories	$66,781	$69,049

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	June 30, 2017	December 31, 2016
Land	$4,157	$4,099
Buildings	105,733	104,952
Machinery and equipment	168,461	165,157

	278,351	274,208
Less accumulated depreciation	(158,910)	(152,141)

Property, plant and equipment, net	$119,441	$122,067

NOTE 5 - PRODUCT WARRANTIES

A liability is established for estimated future warranty and service claims based on historical claims experience and specific product failures. The Company expenses warranty costs directly to cost of products sold. Changes in the Company’s product warranty liability are:

	June 30,
	2017	2016
Balance at beginning of year	$1,435	$1,380
Provision	815	1,160
Claims	(1,012)	(884)

Balance at end of period	$1,238	$1,656

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

The following tables present the components of net periodic benefit cost:

	Pension Benefits		Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016
Service cost	$671	$709	$312	$298
Interest cost	650	661	204	211
Expected return on plan assets	(1,191)	(983)	—	—
Recognized actuarial loss (gain)	459	526	(169)	(175)
Settlement loss	1,713	—	—	—

Net periodic benefit cost	$2,302	$913	$347	$334

	Pension Benefits		Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Service cost	$1,422	$1,418	$624	$596
Interest cost	1,319	1,322	407	421
Expected return on plan assets	(2,387)	(1,965)	—	—
Recognized actuarial loss (gain)	949	1,051	(337)	(349)
Settlement loss	3,393	—	—	—

Net periodic benefit cost	$4,696	$1,826	$694	$668

NOTE 7 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes reclassifications out of accumulated other comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Pension and other postretirement benefits:
Recognized actuarial loss (a)	$290	$351	$612	$702
Settlement loss (b)	1,130	—	2,188	—
Settlement loss (c)	583	—	1,205	—

Total before income tax	$2,003	$351	$4,005	$702
Income tax	(723)	(119)	(1,449)	(220)

Net of income tax	$1,280	$232	$2,556	$482

(a)	The recognized actuarial loss is included in the computation of net periodic benefit cost. See Note 6 for additional details.
(b)	This portion of the settlement loss is included in cost of products sold on the condensed consolidated statements of income.
(c)	This portion of the settlement loss is included in selling, general & administrative expenses on the condensed consolidated statements of income.

The following tables summarize changes in balances for each component of accumulated other comprehensive income (loss):

	Currency Translation Adjustments	Pension and Other Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2017	$(8,842)	$(11,623)	$(20,465)
Reclassification adjustments	—	4,005	4,005
Current period credit	1,864	—	1,864
Income tax expense	—	(1,449)	(1,449)

Balance at June 30, 2017	$(6,978)	$(9,067)	$(16,045)

	Currency Translation Adjustments	Pension and Other Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2016	$(9,057)	$(13,358)	$(22,415)
Reclassification adjustments	—	702	702
Current period credit	1,246	—	1,246
Income tax expense	—	(220)	(220)

Balance at June 30, 2016	$(7,811)	$(12,876)	$(20,687)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Adjusted earnings per share:
Reported earnings per share – GAAP basis	$0.30	$0.25	$0.49	$0.49
Plus pension settlement charge	0.05	—	0.09	—

Non-GAAP adjusted earnings per share	$0.35	$0.25	$0.58	$0.49

Adjusted earnings before interest, taxes, depreciation and amortization:
Reported net income – GAAP basis	$7,848	$6,620	$12,913	$12,902
Plus income taxes	3,959	3,012	6,214	5,989
Plus depreciation and amortization	3,679	3,905	7,433	7,777

Non-GAAP earnings before interest, taxes, depreciation and amortization	15,486	13,537	26,560	26,668
Plus pension settlement charge	1,713	—	3,393	—

Non-GAAP adjusted earnings before interest, taxes, depreciation and amortization	$17,199	$13,537	$29,953	$26,668

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

The Company places a strong emphasis on cash flow generation and having excellent liquidity and financial flexibility. This focus has afforded us the ability to reinvest our cash resources and preserve a strong balance sheet to position us for future acquisition and product development opportunities. The Company had no bank debt as of June 30, 2017.

Net sales during the second quarter of 2017 were $97.9 million compared to $96.3 million during the second quarter of 2016, an increase of 1.7% or $1.6 million. Excluding sales from the New Orleans Permanent Canal Closures & Pumps (“PCCP”) project of $2.5 million in the second quarter of 2016, net sales increased 4.4% or $4.1 million. Domestic sales, excluding PCCP, increased 3.0% or $1.9 million while international sales increased 7.1% or $2.2 million compared to the same period in 2016.

Gross profit was $26.1 million for the second quarter of 2017, resulting in gross margin of 26.7%, compared to gross profit of $23.2 million and gross margin of 24.1% for the same period in 2016. Gross margin included a non-cash pension settlement charge of $1.1 million or 120 basis points in the second quarter of 2017 which did not occur in the second quarter of 2016. Excluding the non-cash pension settlement charge, gross margin increased by 380 basis points due principally to favorable sales mix, labor efficiency and lower warranty expense.

Selling, general and administrative expense (“SG&A”) was $14.7 million for the second quarter of 2017 and 15.0% of net sales, compared to $13.7 million and 14.2% of net sales for the same period in 2016. SG&A included a non-cash pension settlement charge of $0.6 million or 60 basis points in the second quarter of 2017 which did not occur in the second quarter of 2016. The remaining increase in SG&A as a percentage of sales was due principally to several smaller immaterial variances.

Operating income was $11.5 million, resulting in operating margin of 11.7% for the second quarter of 2017, compared to operating income of $9.5 million and operating margin of 9.9% for the same period in 2016. Operating margin included a non-cash pension settlement charge of $1.7 million or 180 basis points in the second quarter of 2017 which did not occur in the second quarter of 2016. Excluding the non-cash pension settlement charge, operating margin increased by the 360 basis points due principally to favorable sales mix, and lower labor and overhead costs.

Net income was $7.8 million during the second quarter of 2017 compared to $6.6 million in the second quarter of 2016 and earnings per share were $0.30 and $0.25 for the respective periods. Earnings for the second quarter of 2017 included a non-cash pension settlement charge of $0.05 per share.

Net sales for the six months ended June 30, 2017 were $190.5 million compared to $196.5 million during the same period in 2016, a decrease of 3.1% or $6.0 million. Excluding sales from the PCCP project of $0.5 million in the first half of 2017 and $7.9 million for the same period in 2016, net sales for the first half of 2017 increased 0.7% or $1.4 million. Domestic sales, excluding PCCP, decreased 1.4% or $1.7 million while international sales increased 4.8% or $3.1 million compared to the same period in 2016.

Gross profit was $47.3 million for the first six months of 2017, resulting in gross margin of 24.9%, compared to gross profit of $46.1 million and gross margin of 23.5% for the same period in 2016. Gross margin included a non-cash pension settlement charge of $2.2 million or 120 basis points in the first half of 2017 which did not occur in the first half of 2016. Excluding the non-cash pension settlement charge, gross margin increased by 260 basis points due principally to favorable sales mix and labor efficiency. Offsetting the sales mix benefit was a 30 basis point increase in healthcare expenses.

Selling, general and administrative expense (“SG&A”) was $28.9 million for the first six months of 2017 and 15.2% of net sales, compared to $27.4 million and 13.9% of net sales for the same period in 2016. SG&A included a non-cash pension settlement charge of $1.2 million or 60 basis points in the first half of 2017 which did not occur in the first half of 2016. The remaining increase in SG&A as a percentage of sales was due principally to loss of leverage due to lower sales volume.

Operating income was $18.5 million, resulting in operating margin of 9.7% for the first six months of 2017, compared to operating income of $18.8 million and operating margin of 9.5% for the same period in 2016. Operating margin included a non-cash pension settlement charge of $3.4 million or 180 basis points in the first half of 2017 which did not occur in the same period in 2016. Excluding the non-cash pension settlement charge, operating margin increased by 200 basis points due principally to favorable sales mix and lower labor costs.

Net income was $12.9 million during both the first six months of 2017 and the first six months of 2016 and earnings per share were $0.49 for both respective periods. Earnings for the first half of 2017 included a non-cash pension settlement charge of $0.09 per share.

The Company’s backlog of orders was $103.6 million at June 30, 2017 compared to $107.7 million at June 30, 2016 and $98.8 million at December 31, 2016. Excluding the PCCP project in 2017 and 2016, the backlog at June 30, 2017 was down 1.6% as compared to June 30, 2016.

On July 27, 2017, the Board of Directors authorized the payment of a quarterly dividend of $0.115 per share, representing the 270th consecutive quarterly dividend to be paid by the Company. The dividend yield at June 30, 2017 was 1.8%.

The Company currently expects to continue its exceptional history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.

Outlook

Domestic and foreign uncertainties, including turmoil related to the production and price of oil and low commodity prices continue to make 2017 challenging. In addition, with the completion of the PCCP project, comparisons of revenue with 2016 will need to be appropriately adjusted during 2017. We are encouraged by the new federal administration’s attention to increased spending for water and wastewater infrastructure, military growth and renewed pipeline projects. Along with the administration’s focus on U.S. manufacturing, these initiatives could have positive impacts for Gorman-Rupp as the majority of our products continue to be manufactured domestically. We are encouraged to see capital spending increase in industries related to oil and gas and are hopeful the momentum is sustainable. The Company remains focused on operational efficiencies and will continue to manage expenses closely. Our underlying fundamentals remain strong and we remain well positioned to drive long-term growth. Our strong balance sheet provides us with the flexibility to continue to evaluate acquisition opportunities and new product development that we expect will help add value to our operations over the longer-term.

Three Months Ended June 30, 2017 vs. Three Months Ended June 30, 2016

Net Sales

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
Net Sales	$97,872	$96,265	$1,607	1.7%

Net sales during the second quarter were $97.9 million compared to $96.3 million during the second quarter of 2016, an increase of 1.7% or $1.6 million. Excluding sales from the PCCP project of $2.5 million in the second quarter of 2016, net sales increased 4.4% or $4.1 million. Domestic sales, excluding PCCP, increased 3.0% or $1.9 million while international sales increased 7.1% or $2.2 million compared to the same period in 2016.

Sales in our larger water markets, excluding PCCP, increased 5.1% or $3.2 million in the second quarter of 2017 compared to the second quarter of 2016. Sales in the construction market increased $3.5 million due primarily to sales to rental market customers related to the oil and gas industry. Sales in the municipal market, excluding PCCP, increased a total of $1.1 million primarily driven by increased shipments of large volume wastewater pumps partially offset by lower shipments attributable to other flood control projects. Sales of repair parts increased $0.3 million. These increases were partially offset by decreased sales of $1.7 million in the fire protection market principally due to market softness in the Middle East.

Sales increased 3.0% or $0.9 million in non-water markets during the second quarter of 2017 compared to the second quarter of 2016. Sales in the industrial and petroleum markets increased a combined $1.3 million principally attributable to an increase in oil and gas drilling activity. These increases were partially offset by decreased sales of $0.4 million in the OEM market related to power generation equipment and services.

Cost of Products Sold and Gross Profit

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
Cost of products sold	$71,727	$73,025	$(1,297)	(1.7)%
% of Net sales	73.3%	75.9%
Gross Margin	26.7%	24.1%

Gross profit was $26.1 million for the second quarter of 2017, resulting in gross margin of 26.7%, compared to gross profit of $23.2 million and gross margin of 24.1% for the same period in 2016. Gross margin included a non-cash pension settlement charge of $1.1 million or 120 basis points in the second quarter of 2017 which did not occur in the second quarter of 2016. Excluding the non-cash pension settlement charge, gross margin increased by 380 basis points due principally to favorable sales mix and labor efficiency. In addition, reduced warranty and depreciation expense improved gross margin by 70 and 30 basis points, respectively.

Selling, General and Administrative Expenses (SG&A)

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
Selling, general and administrative expenses	$14,651	$13,702	$949	6.9%
% of Net sales	15.0%	14.2%

Selling, general and administrative expense (“SG&A”) was $14.7 million for the second quarter of 2017 and 15.0% of net sales, compared to $13.7 million and 14.2% of net sales for the same period in 2016. SG&A included a non-cash pension settlement charge of $0.6 million or 60 basis points in the second quarter of 2017 which did not occur in the second quarter of 2016. The remaining increase of 20 basis points in SG&A as a percentage of sales was due principally to several smaller immaterial variances.

Operating Income

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
Operating income	$11,494	$9,538	$1,955	20.5%
% of Net sales	11.7%	9.9%

Operating income was $11.5 million, resulting in operating margin of 11.7% for the second quarter of 2017, compared to operating income of $9.5 million and operating margin of 9.9% for the same period in 2016. Operating margin included a non-cash pension settlement charge of $1.7 million or 180 basis points in the second quarter of 2017 which did not occur in the second quarter of 2016. Excluding the non-cash pension settlement charge, operating margin increased by 360 basis points due principally to favorable sales mix, and lower labor and overhead costs.

Net Income

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
Income before income taxes	$11,807	$9,632	$2,175	22.6%
% of Net sales	12.1%	10.0%

Income taxes	$3,959	$3,012	$947	31.4%
Effective tax rate	33.5%	31.3%

Net income	$7,848	$6,620	$1,228	18.5%
% of Net sales	8.0%	6.9%

Earnings per share	$0.30	$0.25	$0.05	20.0%

The increase in net income in the second quarter of 2017 compared to the second quarter of 2016 was due primarily to increased gross profit partially offset by a non-cash pension settlement charge in the second quarter of 2017 of $1.1 million, net of income taxes. The increase in the effective tax rate between the two periods was due primarily to the impact of more income in domestic jurisdictions with higher tax rates. Earnings for the second quarter of 2017 included a non-cash pension settlement charge of $0.05 per share.

Six Months Ended June 30, 2017 vs. Six Months Ended June 30, 2016

Net Sales

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
Net Sales	$190,475	$196,522	$(6,047)	(3.1)%

Net sales for the six months ended June 30, 2017 were $190.5 million compared to $196.5 million during the same period in 2016, a decrease of 3.1% or $6.0 million. Excluding sales from the PCCP project of $0.5 million in the first half of 2017 and $7.9 million for the same period in 2016, net sales for the first half of 2017 increased 0.7% or $1.4 million. Domestic sales, excluding PCCP, decreased 1.4% or $1.7 million while international sales increased 4.8% or $3.1 million compared to the same period in 2016.

Sales in the first half of 2017 in our larger water markets, excluding PCCP, increased 0.5% or $0.7 million. Sales in the construction market increased $4.6 million due primarily to sales to rental market customers, and sales of repair parts increased $1.4 million. Sales in the fire protection market decreased $3.3 million principally due to market softness domestically and in the Middle East, and sales in the agriculture market decreased $1.3 million principally due to low farm income and competitive pricing pressure. Sales in the municipal market, excluding PCCP, decreased $0.7 million principally driven by decreased shipments attributable to other flood control projects.

Sales in the first half of 2017 in our non-water markets increased 1.1% or $0.7 million. Sales increased $2.3 million in the industrial market driven by an increase in oil and gas drilling activity and sales in the OEM market increased $0.4 million driven by infrastructure spending relating to gas production. These increases were partially offset by decreased shipments of $2.0 million in the petroleum market driven by challenging market conditions.

Cost of Products Sold and Gross Profit

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
Cost of products sold	$143,135	$150,385	$(7,250)	(4.8)%
% of Net sales	75.1%	76.5%
Gross Margin	24.9%	23.5%

Gross profit was $47.3 million for the first half of 2017, resulting in gross margin of 24.9%, compared to gross profit of $46.1 million and gross margin of 23.5% for the same period in 2016. Gross margin included a non-cash pension settlement charge of $2.2 million or 120 basis points in the first half of 2017 which did not occur in the first half of 2016. Excluding the non-cash pension settlement charge, gross margin increased by 260 basis points due principally to favorable sales mix and labor efficiency. Offsetting the sales mix benefit was a 30 basis point increase in healthcare expenses.

Selling, General and Administrative Expenses (SG&A)

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
Selling, general and administrative expenses	$28,865	$27,371	$1,494	5.5%
% of Net sales	15.2%	13.9%

Selling, general and administrative expense (“SG&A”) was $28.9 million for the first half of 2017 and 15.2% of net sales, compared to $27.4 million and 13.9% of net sales for the same period in 2016. SG&A included a non-cash pension settlement charge of $1.2 million or 60 basis points in the first half of 2017 which did not occur in the first half of 2016. The remaining increase of 70 basis point in SG&A as a percentage of sales was due principally to loss of leverage due to lower sales volume.

Operating Income

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
Operating income	$18,475	$18,766	$(291)	(1.6)%
% of Net sales	9.7%	9.5%

Operating income was $18.5 million, resulting in operating margin of 9.7% for the first six months of 2017, compared to operating income of $18.8 million and operating margin of 9.5% for the same period in 2016. Operating margin included a non-cash pension settlement charge of $3.4 million or 180 basis points in the first half of 2017 which did not occur in the same period in 2016. Excluding the non-cash pension settlement charge, operating margin increased by 200 basis points due principally to favorable sales mix and lower labor costs.

Net Income

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
Income before income taxes	$19,127	$18,891	$236	1.2%
% of Net sales	10.0%	9.6%

Income taxes	$6,214	$5,989	$225	3.8%
Effective tax rate	32.5%	31.7%

Net income	$12,913	$12,902	$11	0.1%
% of Net sales	6.8%	6.6%

Earnings per share	$0.49	$0.49	$0	0.0%

The increase in net income in the first half of 2017 compared to the first half of 2016 was due primarily to increased gross profit partially offset by a non-cash pension settlement charge in the first half of 2017 of $2.3 million, net of income taxes. The increase in the effective tax rate between the two periods was due primarily to the impact of more income in domestic jurisdictions with higher tax rates. Earnings for the first half of 2017 included a non-cash pension settlement charge of $0.09 per share.

Liquidity and Capital Resources

Cash and cash equivalents totaled $67.0 million and there was no outstanding bank debt at June 30, 2017. In addition, the Company had $22.4 million available in bank lines of credit after deducting $8.6 million in outstanding letters of credit primarily related to customer orders. The Company was in compliance with its debt covenants, including limits on additional borrowings and maintenance of certain operating and financial ratios, at June 30, 2017 and December 31, 2016.

Working capital increased $13.0 million from December 31, 2016 to $167.5 million at June 30, 2017. The increase in working capital was due principally to operating results and reduced commissions payable driven by product mix and timing of payments.

Free cash flow, a non-GAAP financial measure for reporting cash flow, is defined by the Company as adjusted earnings before interest, income taxes and depreciation and amortization, less capital expenditures and dividends. The Company believes free cash flow provides the Company and investors with an important perspective on cash available for investments, acquisitions and working capital requirements.

The following table reconciles adjusted earnings before interest, income taxes and depreciation and amortization as reconciled above to free cash flow:

	Six Months Ended June 30,
	2017	2016
Non-GAAP adjusted earnings before interest, taxes, depreciation and amortization	$29,953	$26,668
Less capital expenditures	(3,345)	(2,547)
Less cash dividends	(6,002)	(5,478)

Non-GAAP free cash flow	$20,606	$18,643

Financial Cash Flow

	Six Months Ended June 30,
	2017	2016
Beginning of period cash and cash equivalents	$57,604	$23,724
Net cash provided by operating activities	23,987	33,591
Net cash used for investing activities	(9,344)	(2,547)
Net cash used for financing activities	(6,002)	(5,478)
Effect of exchange rate changes on cash	729	251

Net increase in cash and cash equivalents	9,370	25,817

End of period cash and cash equivalents	$66,974	$49,541

The primary drivers of operating cash flows during the first six months of 2017 were operating income, reduced inventories and reduced prepaid income taxes, partially offset by reduced commissions payable due to product mix and timing of payments. During this same period in 2016, operating cash flows were primarily driven by reduced inventories, lower estimated income tax payments and lower commissions payable driven by product mix partially offset by $6.0 million of contributions to the pension plan.

During the first six months of 2017, investing activities of $9.3 million primarily consisted of $6.0 million of purchases of short-term investments and $3.3 million of capital expenditures for machinery and equipment. Capital expenditures for the full-year 2017 are presently planned to be in the range of $8 to $10 million and are expected to be financed through internally-generated funds. During the first six months of 2016, cash used in investing activities primarily consisted of capital expenditures for machinery and equipment and building improvements.

Net cash used for financing activities for the first six months of 2017 and 2016 consisted of dividend payments of $6.0 million and $5.5 million, respectively.

On July 27, 2017, the Board of Directors of the Company declared a quarterly cash dividend of $0.115 per share on the common stock of the Company, payable September 8, 2017, to shareholders of record August 15, 2017. This will mark the 270th consecutive quarterly dividend paid by The Gorman-Rupp Company.

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

The Company is subject to market risk associated principally with changes in foreign currency exchange rates. The Company’s foreign currency exchange rate risk is limited primarily to the Euro, the Canadian Dollar, the South African Rand and the British Pound. The Company manages its foreign exchange risk principally through invoicing customers in the same currency as the source of products. The foreign currency transaction gains (losses) for the first half of 2017 and the first half of 2016 were $0.4 million and $0.2 million, respectively, and are reported within Other income and Other expense on the Consolidated Statements of Income.

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

An evaluation was carried out under the supervision and with the participation of the Company’s Management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017.

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

Exhibit 101

Financial statements from the Quarterly Report on Form 10-Q of The Gorman-Rupp Company for the quarter ended June 30, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Gorman-Rupp Company
(Registrant)

Date: August 2, 2017

	By:	/s/ James C. Kerr
James C. Kerr
Chief Financial Officer