Form 10-Q
period 2017-09-30
GORMAN RUPP CO
filed 2017-10-31
CIK 42682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

There were 26,106,623 shares of common stock, without par value, outstanding at October 27, 2017.

The Gorman-Rupp Company

Three and nine months ended September 30, 2017 and 2016

PART I. FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS (UNAUDITED)

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars, except per share amounts)	2017	2016	2017	2016
Net sales	$93,976	$91,346	$284,451	$287,868
Cost of products sold	67,777	68,676	210,912	219,061

Gross profit	26,199	22,670	73,539	68,807
Selling, general and administrative expenses	14,242	12,819	43,107	40,190
Impairment of goodwill and other intangible assets	4,098	—	4,098	—

Operating income	7,859	9,851	26,334	28,617
Other income, net	98	551	750	676

Income before income taxes	7,957	10,402	27,084	29,293
Income taxes	2,255	3,475	8,469	9,464

Net income	$5,702	$6,927	$18,615	$19,829

Earnings per share	$0.22	$0.27	$0.71	$0.76
Cash dividends per share	$0.115	$0.105	$0.345	$0.315
Average number of shares outstanding	26,106,623	26,091,123	26,098,925	26,086,141

See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	2017	2016	2017	2016
Net income	$5,702	$6,927	$18,615	$19,829
Cumulative translation adjustments	1,255	241	3,119	1,487
Pension and postretirement medical liability adjustments, net of tax	472	228	3,028	710

Other comprehensive income	1,727	469	6,147	2,197

Comprehensive income	$7,429	$7,396	$24,762	$22,026

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Thousands of dollars)	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$75,958	$57,604
Accounts receivable, net	67,964	71,424
Inventories, net	73,803	69,049
Prepaid and other	7,398	5,823

Total current assets	225,123	203,900
Property, plant and equipment, net	117,471	122,067
Other assets	8,451	7,769
Prepaid pension assets	7,740	6,211
Goodwill and other intangible assets, net	37,879	42,871

Total assets	$396,664	$382,818

Liabilities and equity
Current liabilities:
Accounts payable	$16,624	$16,306
Payroll and employee related liabilities	14,961	11,336
Commissions payable	6,822	11,163
Deferred revenue	551	1,361
Accrued expenses	8,322	9,186

Total current liabilities	47,280	49,352
Postretirement benefits	21,238	20,709
Other long-term liabilities	9,137	9,869

Total liabilities	77,655	79,930
Equity:
Common shares outstanding: 26,106,623 at September 30, 2017 and 26,093,123 at December 31, 2016 (net of treasury shares of 942,173 and 955,673, respectively), at stated capital amounts	5,100	5,097
Additional paid-in capital	526	215
Retained earnings	327,701	318,041
Accumulated other comprehensive loss	(14,318)	(20,465)

Total equity	319,009	302,888

Total liabilities and equity	$396,664	$382,818

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Thousands of dollars)	2017	2016
Cash flows from operating activities:
Net income	$18,615	$19,829
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,406	11,604
Pension expense	5,696	2,737
Pension contributions	(2,000)	(8,000)
Impairment of goodwill and other intangible assets	4,098	—
Gain on sale of property, plant and equipment	(48)	(974)
Changes in operating assets and liabilities:
Accounts receivable, net	4,570	2,869
Inventories, net	(3,377)	8,294
Accounts payable	(278)	467
Commissions payable	(4,593)	3,260
Deferred revenue	(810)	492
Income taxes	909	(568)
Accrued expenses and other	(4,117)	9,776
Benefit obligations	3,341	2,423

Net cash provided by operating activities	33,412	52,209
Cash used for investing activities:
Capital additions	(4,840)	(5,613)
Proceeds from sale of property, plant and equipment	294	1,284
Purchase of short-term investments, net	(2,975)	—

Net cash used for investing activities	(7,521)	(4,329)
Cash used for financing activities, cash dividends	(9,004)	(8,217)
Effect of exchange rate changes on cash	1,467	294

Net increase in cash and cash equivalents	18,354	39,957
Cash and cash equivalents:
Beginning of period	57,604	23,724

End of period	$75,958	$63,681

See notes to consolidated financial statements (unaudited).

PART I

ITEM 1.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in tables in thousands of dollars)

NOTE 1 - BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The consolidated financial statements include the accounts of The Gorman-Rupp Company (the “Company” or “Gorman-Rupp”) and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management of the Company, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of results that may be expected for the year ending December 31, 2017. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, from which related information herein has been derived.

NOTE 2 - RECENTLY ISSUED ACCOUNTING STANDARDS

The Company considers the applicability and impact of all Accounting Standard Updates (“ASUs”). ASUs not listed below were assessed and determined either to be not applicable or are expected to have minimal impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, “Compensation – Retirement Benefits (Topic 715) – Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which provides additional guidance on the presentation of net periodic pension and postretirement benefit costs in the income statement and on the components eligible for capitalization. The amendments in this ASU require that an employer report the service cost component of the net periodic benefit costs in the same income statement line item as other compensation costs arising from services rendered by employees during the period. The non-service-cost components of net periodic benefit costs are to be presented in the income statement separately from the service cost components and outside a subtotal of income from operations. The ASU also allows for the capitalization of the service cost components, when applicable (i.e., as a cost of internally manufactured inventory or a self-constructed asset). The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and early adoption is permitted. The amendments in this ASU are to be applied retrospectively. The adoption of ASU 2017-07 will result in a change within operating income with a corresponding change in other income (expense), net to reflect the impact of presenting all components of net benefit cost, except for service cost, outside of operating income. See Note 6 for the components of the Company’s net benefit costs. The Company does not expect the adoption of ASU-2017-07 to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment,” which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The ASU is effective for impairment tests performed in fiscal years, and interim periods within those years, beginning after December 15, 2019 and early adoption is permitted. The amendments in this ASU are to be applied on a prospective basis. The Company early adopted this new guidance during the three months ended September 30, 2017. The Company concluded that ASU 2017-04 is preferable to the current guidance due to efficiency, since ASU 2017-04 eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. The Company believes the adoption of ASU 2017-04 did not change the amount of impairment charges recorded in the third quarter of 2017. See Note 8 – Impairment Charges for additional information on our interim goodwill and other intangible asset impairment tests performed.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with a term of more than one year. Accounting by lessors will remain similar to existing U.S. GAAP. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 and early adoption is permitted. The Company currently does not expect the adoption of ASU 2016-02 will have a material impact on its consolidated financial statements as its future minimum lease commitments are not material.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes most current revenue recognition guidance, including industry-specific guidance, and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. Subsequent accounting standards updates have been issued, which amend and/or clarify the application of ASU 2014-09. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company is still finalizing its assessment of this ASU, but it does not currently expect it to have a material impact on its consolidated financial statements. Based on the evaluation of its current revenue streams and contracts, most will be recorded consistently under both the current and new standard. The Company has determined it will use the modified retrospective method as its transition method in the adoption of the new revenue standard. The Company will continue to accumulate information that will be necessary for implementation and to identify and implement any changes needed to processes and controls to meet the ASU’s updated reporting and disclosure requirements. The Company will continue its evaluation of this new guidance through the date of adoption.

NOTE 3 - INVENTORIES

Inventories are stated at the lower of cost or market. The costs for approximately 72% of inventories at September 30, 2017 and December 31, 2016 are determined using the last-in, first-out (“LIFO”) method, with the remainder determined using the first-in, first-out (FIFO) method applied on a consistent basis. Replacement cost approximates current cost and the excess over LIFO cost was approximately $59.7 million and $58.4 million at September 30, 2017 and December 31, 2016, respectively. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management’s estimate of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation.

Allowances for excess and obsolete inventory totaled $4.9 million and $4.5 million at September 30, 2017 and December 31, 2016, respectively.

The major components of net inventories are as follows:

	September 30, 2017	December 31, 2016
Raw materials and in-process	$20,406	$17,986
Finished parts	46,126	43,423
Finished products	7,271	7,640

Total net inventories	$73,803	$69,049

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 30, 2017	December 31, 2016
Land	$4,148	$4,099
Buildings	106,356	104,952
Machinery and equipment	168,190	165,157

	278,694	274,208
Less accumulated depreciation	(161,223)	(152,141)

Property, plant and equipment, net	$117,471	$122,067

NOTE 5 - PRODUCT WARRANTIES

A liability is established for estimated future warranty and service claims based on historical claims experience and specific product failures. The Company expenses warranty costs directly to cost of products sold. Changes in the Company’s product warranty liability are:

	September 30,
	2017	2016
Balance at beginning of year	$1,435	$1,380
Provision	1,058	1,572
Claims	(1,360)	(1,418)

Balance at end of period	$1,133	$1,534

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

The following tables present the components of net periodic benefit cost:

	Pension Benefits		Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016
Service cost	$655	$709	$312	$298
Interest cost	599	659	203	210
Expected return on plan assets	(1,138)	(982)	—	—
Recognized actuarial loss (gain)	436	525	(168)	(174)
Settlement loss	448	—	—	—

Net periodic benefit cost	$1,000	$911	$347	$334

	Pension Benefits		Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Service cost	$2,078	$2,127	$937	$894
Interest cost	1,918	1,981	610	631
Expected return on plan assets	(3,525)	(2,947)	—	—
Recognized actuarial loss (gain)	1,384	1,576	(505)	(523)
Settlement loss	3,841	—	—	—

Net periodic benefit cost	$5,696	$2,737	$1,042	$1,002

NOTE 7 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes reclassifications out of accumulated other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Pension and other postretirement benefits:
Recognized actuarial loss (a)	$267	$351	$879	$1,053
Settlement loss (b)	305	—	2,493	—
Settlement loss (c)	143	—	1,348	—

Total before income tax	$715	$351	$4,720	$1,053
Income tax	(243)	(123)	(1,692)	(343)

Net of income tax	$472	$228	$3,028	$710

(a)	The recognized actuarial loss is included in the computation of net periodic benefit cost. See Note 6 for additional details.
(b)	This portion of the settlement loss is included in cost of products sold on the condensed consolidated statements of income.
(c)	This portion of the settlement loss is included in selling, general & administrative expenses on the condensed consolidated statements of income.

The following tables summarize changes in balances for each component of accumulated other comprehensive income (loss):

	Currency Translation Adjustments	Pension and Other Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2017	$(8,842)	$(11,623)	$(20,465)
Reclassification adjustments	—	4,720	4,720
Current period credit	3,119	54	3,173
Income tax expense	—	(1,746)	(1,746)

Balance at September 30, 2017	$(5,723)	$(8,595)	$(14,318)

	Currency Translation Adjustments	Pension and Other Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2016	$(9,057)	$(13,358)	$(22,415)
Reclassification adjustments	—	1,053	1,053
Current period credit	1,487	—	1,487
Income tax expense	—	(343)	(343)

Balance at September 30, 2016	$(7,570)	$(12,648)	$(20,218)

NOTE 8 – IMPAIRMENT CHARGES

The decreasing demand for barge pumps for the marine transportation market, driven by low oil prices and overcapacity of inland barges, has continued to negatively affect the Bayou City Pump Company (“Bayou”) reporting unit, leading management to reconsider its estimates for future profitability of this reporting unit during the third quarter of 2017 and thereby increasing the likelihood that the associated goodwill and other intangible assets could be impaired. As such, the Company performed an interim discounted cash flow analysis to test for potential impairment of goodwill pursuant to ASU 2017-04 and performed a recoverability test related to Bayou’s customer relationship intangible asset. As a result of these impairment tests, the Company concluded that the goodwill and customer relationships were impaired and recorded non-cash impairment charges of $0.9 million and $3.2 million, respectively, which represented the full remaining amounts of both of these intangible assets. These impairment charges are included in Impairment of goodwill and other intangible assets on the Condensed Consolidated Statements of Income.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in tables in thousands of dollars)

Executive Overview

The following discussion of Results of Operations includes certain non-GAAP financial data, and measures such as adjusted earnings before interest, taxes, depreciation and amortization and adjusted earnings per share amounts which exclude a 2017 non-cash pension settlement charge and non-cash impairment charges relating to goodwill and other intangible assets. Management utilizes these adjusted financial data and measures to assess comparative operations against those of prior periods without the distortion of non-comparable factors. The Gorman-Rupp Company believes that these non-GAAP financial data and measures will be useful to investors as well as to assess the continuing strength of the Company’s underlying operations from period to period. Provided below is a reconciliation of adjusted earnings per share amounts and adjusted earnings before interest, taxes, depreciation and amortization.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Adjusted earnings per share:
Reported earnings per share – GAAP basis	$0.22	$0.27	$0.71	$0.76
Plus pension settlement charge	0.01	—	0.10	—
Plus impairment of goodwill and other intangible asset charges	0.10	—	0.10	—

Non-GAAP adjusted earnings per share	$0.33	$0.27	$0.91	$0.76

Adjusted earnings before interest, taxes, depreciation and amortization:
Reported net income – GAAP basis	$5,702	$6,927	$18,615	$19,829
Plus income taxes	2,255	3,475	8,469	9,464
Plus depreciation and amortization	3,973	3,827	11,406	11,604

Non-GAAP earnings before interest, taxes, depreciation and amortization	11,930	14,229	38,490	40,897
Plus pension settlement charge	448	—	3,841	—
Plus impairment of goodwill and other intangible asset charges	4,098	—	4,098	—

Non-GAAP adjusted earnings before interest, taxes, depreciation and amortization	$16,476	$14,229	$46,429	$40,897

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

The Company places a strong emphasis on cash flow generation and having excellent liquidity and financial flexibility. This focus has afforded us the ability to reinvest our cash resources and preserve a strong balance sheet to position us for future acquisition and product development opportunities. The Company had no bank debt as of September 30, 2017.

Net sales during the third quarter of 2017 were $94.0 million compared to $91.3 million during the third quarter of 2016, an increase of 2.9% or $2.6 million. Excluding sales from the New Orleans Permanent Canal Closures & Pumps (“PCCP”) project of $0.3 million in the third quarter of 2017 and $1.6 million for the same period in 2016, net sales increased 4.4% or $4.0 million. Domestic sales, excluding PCCP, increased 3.5% or $2.0 million while international sales increased 6.0% or $2.0 million compared to the same period in 2016.

Gross profit was $26.2 million for the third quarter of 2017, resulting in gross margin of 27.9%, compared to gross profit of $22.7 million and gross margin of 24.8% for the same period in 2016. Gross margin included a non-cash pension settlement charge of $0.3 million or 30 basis points in the third quarter of 2017 which did not occur in the third quarter of 2016. Excluding the non-cash pension settlement charge, the 340 basis point increase in gross margin was largely driven by favorable sales mix and lower manufacturing overhead expenses.

Selling, general and administrative expense (“SG&A”) was $14.2 million and 15.2% of net sales for the third quarter of 2017 compared to $12.8 million and 14.0% of net sales for the same period in 2016. SG&A included a non-cash pension settlement charge of $0.1 million or 20 basis points in the third quarter of 2017. SG&A included a gain on the sale of property, plant and equipment of $1.0 million or 110 basis points in the third quarter of 2016. Excluding these items, SG&A as a percentage of sales improved 10 basis points due principally to higher sales volume.

Operating income was $7.9 million, resulting in operating margin of 8.4% for the third quarter of 2017, compared to operating income of $9.9 million and operating margin of 10.8% for the same period in 2016. In the third quarter of 2017, due to decreasing demand for barge pumps for the marine transportation market, driven by low oil prices and overcapacity of inland barges, the

Company recorded non-cash impairment charges of $4.1 million or 440 basis points related to its Bayou City Pump Company reporting unit. These charges represented the full remaining amounts of the reporting unit’s goodwill and customer relationship intangible assets. The third quarter of 2017 also included a non-cash pension settlement charge of $0.4 million or 50 basis points which did not occur in the same period last year. In the third quarter of 2016, operating margin included a gain on the sale of property, plant and equipment of $1.0 million or 110 basis points. Excluding these items, operating margin improved 360 basis points due principally to increased sales, favorable sales mix and lower manufacturing overhead expenses.

Net income was $5.7 million during the third quarter of 2017 compared to $6.9 million in the third quarter of 2016, and earnings per share were $0.22 and $0.27 for the respective periods. Earnings per share for the third quarter of 2017 included non-cash impairment charges of $0.10 per share and a non-cash pension settlement charge of $0.01 per share. Conversely, the third quarter of 2016 included a gain on the sale of property, plant and equipment of $0.03 per share.

Net sales for the nine months ended September 30, 2017 were $284.5 million compared to $287.9 million during the same period in 2016, a decrease of 1.2% or $3.4 million. Excluding sales from the PCCP project of $0.8 million in the first nine months of 2017 and $9.5 million for the same period in 2016, net sales for the first nine months of 2017 increased 1.9% or $5.3 million. Domestic sales, excluding PCCP, increased by 0.1% or $0.2 million while international sales increased 5.2% or $5.1 million compared to the same period in 2016.

Gross profit was $73.5 million for the first nine months of 2017, resulting in gross margin of 25.9%, compared to gross profit of $68.8 million and gross margin of 23.9% for the same period in 2016. Gross margin included a non-cash pension settlement charge of $2.5 million or 90 basis points in the first nine months of 2017 which did not occur in the first nine months of 2016. Excluding the non-cash pension settlement charge, gross margin increased by 290 basis points due principally to favorable sales mix, labor efficiency and lower warranty expense.

SG&A was $43.1 million and 15.2% of net sales for the first nine months of 2017 compared to $40.2 million and 14.0% of net sales for the same period in 2016. SG&A included a non-cash pension settlement charge of $1.3 million or 50 basis points in the first nine months of 2017 which did not occur in the same period last year. SG&A included a gain on the sale of property, plant and equipment of $1.0 million or 40 basis points in the first nine months of 2016. Excluding these items, SG&A as a percentage of sales increased 30 basis points due principally to lower sales volume.

Operating income was $26.3 million, resulting in operating margin of 9.3% for the first nine months of 2017, compared to operating income of $28.6 million and operating margin of 9.9% for the same period in 2016. In the first nine months of 2017, operating margin included non-cash impairment charges of $4.1 million or 140 basis points and a non-cash pension settlement charge of $3.8 million or 140 basis points. In the first nine months of 2016, operating margin included a gain on the sale of property, plant and equipment of $1.0 million or 30 basis points. Excluding these items, operating margin improved 250 basis points due principally to favorable sales mix, and lower labor and manufacturing overhead costs.

Net income was $18.6 million during the first nine months of 2017 compared to $19.8 million in the first nine months of 2016, and earnings per share were $0.71 and $0.76 for the respective periods. Earnings per share for the first nine months of 2017 included non-cash impairment charges of $0.10 per share and a non-cash pension settlement charge of $0.10 per share. Conversely, the first nine months of 2016 included a gain on the sale of property, plant and equipment of $0.03 per share.

The Company’s backlog of orders was $111.4 million at September 30, 2017 compared to $102.8 million at September 30, 2016 and $98.8 million at December 31, 2016. Excluding the PCCP project in 2016, the backlog at September 30, 2017 increased 9.6% as compared to September 30, 2016.

On October 26, 2017, the Board of Directors authorized the payment of a quarterly dividend of $0.125 per share on the common stock of the Company, payable December 8, 2017, to shareholders of record November 15, 2017. The cash dividend will represent an 8.7% increase over the dividend paid in the previous quarter. This will mark the 271st consecutive quarterly dividend paid by The Gorman-Rupp Company and the 45th consecutive year of increased dividends paid to its shareholders. The dividend yield at September 30, 2017 was 1.4%.

The Company currently expects to continue its exceptional history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.

Outlook

Domestic and foreign uncertainties, including instability related to the production and price of oil and low commodity prices have made 2017 challenging. In addition, with the completion of the PCCP project, comparisons of revenue with 2016 will need to be appropriately adjusted during 2017. Overall business conditions have continued to improve and we are optimistic about our incoming order rate. We are also encouraged to see capital spending increase in industries related to oil and gas drilling activity and are hopeful the momentum is sustainable. The Company remains focused on operational efficiencies and will continue to manage expenses closely. Our underlying fundamentals remain strong and we remain well positioned to drive long-term growth. Our strong balance sheet provides us with the flexibility to continue to evaluate acquisition opportunities and new product development that we expect will help add value to our operations over the longer-term.

Three Months Ended September 30, 2017 vs. Three Months Ended September 30, 2016

Net Sales

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
Net Sales	$93,976	$91,346	$2,630	2.9%

Net sales during the third quarter of 2017 were $94.0 million compared to $91.3 million during the third quarter of 2016, an increase of 2.9% or $2.6 million. Excluding sales from the New Orleans Permanent Canal Closures & Pumps (“PCCP”) project of $0.3 million in the third quarter of 2017 and $1.6 million for the same period in 2016, net sales increased 4.4% or $4.0 million. Domestic sales, excluding PCCP, increased 3.5% or $2.0 million while international sales increased 6.0% or $2.0 million compared to the same period in 2016.

Sales in our larger water markets, excluding PCCP, decreased 2.2% or $1.4 million in the third quarter of 2017 compared to the third quarter of 2016. Sales in the construction market increased $2.6 million due primarily to sales to rental market customers related to increased oil and gas drilling activity. This increase was offset by decreased sales in the municipal market of $2.2 million primarily driven by decreased shipments attributable to flood control projects, clean water and wastewater applications. In addition, sales in the fire protection market decreased $1.8 million due principally to market softness in the Middle East.

Sales increased 21.7% or $5.4 million in non-water markets during the third quarter of 2017 compared to the third quarter of 2016. Sales in the industrial and petroleum markets increased a combined $3.2 million principally attributable to increased capital spending related to oil and gas drilling activity. Sales in the OEM market increased $2.2 million primarily related to power generation equipment and services.

Cost of Products Sold and Gross Profit

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
Cost of products sold	$67,777	$68,676	$(899)	(1.3)%
% of Net sales	72.1%	75.2%
Gross Margin	27.9%	24.8%

Gross profit was $26.2 million for the third quarter of 2017, resulting in gross margin of 27.9%, compared to gross profit of $22.7 million and gross margin of 24.8% for the same period in 2016. Gross margin included a non-cash pension settlement charge of $0.3 million or 30 basis points in the third quarter of 2017 which did not occur in the third quarter of 2016. Excluding the non-cash pension settlement charge, the 340 basis point increase in gross margin was largely driven by favorable sales mix and lower manufacturing overhead expenses.

Selling, General and Administrative Expenses (SG&A)

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
Selling, general and administrative expenses	$14,242	$12,819	$1,423	11.1%
% of Net sales	15.2%	14.0%

SG&A was $14.2 million and 15.2% of net sales for the third quarter of 2017 compared to $12.8 million and 14.0% of net sales for the same period in 2016. SG&A included a non-cash pension settlement charge of $0.1 million or 20 basis points in the third quarter of 2017. SG&A included a gain on the sale of property, plant and equipment of $1.0 million or 110 basis points in the third quarter of 2016. Excluding these items, SG&A as a percentage of sales improved 10 basis points due principally to higher sales volume.

Operating Income

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
Operating income	$7,859	$9,851	$(1,992)	-20.2%
% of Net sales	8.4%	10.8%

Operating income was $7.9 million, resulting in operating margin of 8.4% for the third quarter of 2017, compared to operating income of $9.9 million and operating margin of 10.8% for the same period in 2016. In the third quarter of 2017, due to decreasing demand for barge pumps for the marine transportation market, driven by low oil prices and overcapacity of inland barges, the Company recorded non-cash impairment charges of $4.1 million or 440 basis points related to its Bayou City Pump Company reporting unit. These charges represented the full remaining amounts of the reporting unit’s goodwill and customer relationship intangible assets. The third quarter of 2017 also included a non-cash pension settlement charge of $0.4 million or 50 basis points which did not occur in the same period last year. In the third quarter of 2016, operating margin included a gain on the sale of property, plant and equipment of $1.0 million or 110 basis points. Excluding these items, operating margin improved 360 basis points due principally to increased sales, favorable sales mix and lower manufacturing overhead expenses.

Net Income

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
Income before income taxes	$7,957	$10,402	$(2,445)	-23.5%
% of Net sales	8.5%	11.4%

Income taxes	$2,255	$3,475	$(1,220)	-35.1%
Effective tax rate	28.3%	33.4%

Net income	$5,702	$6,927	$(1,225)	-17.7%
% of Net sales	6.1%	7.6%

Earnings per share	$0.22	$0.27	$(0.05)	-18.5%

The decrease in net income in the third quarter of 2017 compared to the third quarter of 2016 was due primarily to increased sales and gross margin offset by non-cash impairment charges in the third quarter of 2017 of $2.7 million, net of income taxes, and a non-cash pension settlement charge of $0.3 million, net of income taxes. The decrease in the effective tax rate between the two periods was due primarily to the impact of lower income in domestic jurisdictions with higher tax rates driven by the goodwill and other intangible asset impairment charges.

Earnings per share for the third quarter of 2017 included non-cash impairment charges of $0.10 per share and a non-cash pension settlement charge of $0.01 per share. Conversely, the third quarter of 2016 included a gain on the sale of property, plant and equipment of $0.03 per share.

Nine Months Ended September 30, 2017 vs. Nine Months Ended September 30, 2016

Net Sales

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
Net Sales	$284,451	$287,868	$(3,417)	(1.2)%

Net sales for the nine months ended September 30, 2017 were $284.5 million compared to $287.9 million during the same period in 2016, a decrease of 1.2% or $3.4 million. Excluding sales from the PCCP project of $0.8 million in the first nine months of 2017 and $9.5 million for the same period in 2016, net sales for the first nine months of 2017 increased 1.9% or $5.3 million. Domestic sales, excluding PCCP, increased by 0.1% or $0.2 million while international sales increased 5.2% or $5.1 million compared to the same period in 2016.

Sales in the first nine months of 2017 in our larger water markets, excluding PCCP, decreased 0.3% or $0.7 million compared to the first nine months of 2016. Sales in the construction market increased $7.2 million due primarily to sales to rental market customers, and sales of repair parts increased $1.8 million. Sales in the fire protection market decreased $5.1 million principally due to market softness domestically and in the Middle East, and sales in the agriculture market decreased $1.6 million principally due to low farm income and competitive pricing pressure. Sales in the municipal market decreased $3.0 million principally driven by decreased shipments attributable to flood control projects.

Sales in the first nine months of 2017 in our non-water markets increased 7.2% or $6.0 million compared to the first nine months of 2016. Sales increased $5.4 million in the industrial market driven by an increase in oil and gas drilling activity. Sales in the OEM market increased $2.6 million primarily related to power generation equipment and services and infrastructure spending driven by gas production. These increases were partially offset by decreased shipments of $2.0 million in the petroleum market driven by challenging market conditions.

Cost of Products Sold and Gross Profit

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
Cost of products sold	$210,912	$219,061	$(8,149)	(3.7)%
% of Net sales	74.1%	76.1%
Gross Margin	25.9%	23.9%

Gross profit was $73.5 million for the first nine months of 2017, resulting in gross margin of 25.9%, compared to gross profit of $68.8 million and gross margin of 23.9% for the same period in 2016. Gross margin included a non-cash pension settlement charge of $2.5 million or 90 basis points in the first nine months of 2017 which did not occur in the first nine months of 2016. Excluding the non-cash pension settlement charge, gross margin increased by 290 basis points due principally to favorable sales mix, labor efficiency and lower warranty expense. Offsetting these benefits was a 25 basis point increase in healthcare expenses.

Selling, General and Administrative Expenses (SG&A)

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
Selling, general and administrative expenses	$43,107	$40,190	$2,917	7.3%
% of Net sales	15.2%	14.0%

SG&A was $43.1 million and 15.2% of net sales for the first nine months of 2017 compared to $40.2 million and 14.0% of net sales for the same period in 2016. SG&A included a non-cash pension settlement charge of $1.3 million or 50 basis points in the first nine months of 2017 which did not occur in the same period last year. SG&A included a gain on the sale of property, plant and equipment of $1.0 million or 40 basis points in the first nine months of 2016. Excluding these items, SG&A as a percentage of sales increased 30 basis points due principally to lower sales volume.

Operating Income

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
Operating income	$26,334	$28,617	$(2,283)	-8.0%
% of Net sales	9.3%	9.9%

Operating income was $26.3 million, resulting in operating margin of 9.3% for the first nine months of 2017, compared to operating income of $28.6 million and operating margin of 9.9% for the same period in 2016. In the first nine months of 2017, operating margin included non-cash impairment charges of $4.1 million or 140 basis points and a non-cash pension settlement charge of $3.8 million or 140 basis points. In the first nine months of 2016, operating margin included a gain on the sale of property, plant and equipment of $1.0 million or 30 basis points. Excluding these items, operating margin improved 250 basis points due principally to favorable sales mix, and lower labor and manufacturing overhead costs.

Net Income

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
Income before income taxes	$27,084	29,293	$(2,209)	-7.5%
% of Net sales	9.5%	10.2%

Income taxes	$8,469	$9,464	$(995)	-10.5%
Effective tax rate	31.3%	32.3%

Net income	$18,615	$19,829	$(1,214)	-6.1%
% of Net sales	6.5%	6.9%

Earnings per share	$0.71	$0.76	$(0.05)	-6.6%

The decrease in net income in the first nine months of 2017 compared to the first nine months of 2016 was due primarily to increased gross profit offset by a non-cash pension settlement charge in the first nine months of 2017 of $2.6 million, net of income taxes, and non-cash impairment charges of $2.7 million, net of income taxes. The decrease in the effective tax rate between the two periods was due primarily to the impact of lower income in domestic jurisdictions with higher tax rates driven by the goodwill and other intangible asset impairment charges.

Earnings per share for the first nine months of 2017 included non-cash impairment charges of $0.10 per share and a non-cash pension settlement charge of $0.10 per share. Conversely, the first nine months of 2016 included a gain on the sale of property, plant and equipment of $0.03 per share.

Liquidity and Capital Resources

Cash and cash equivalents totaled $76.0 million and there was no outstanding bank debt at September 30, 2017. In addition, the Company had $22.3 million available in bank lines of credit after deducting $8.7 million in outstanding letters of credit primarily related to customer orders. The Company was in compliance with its debt covenants, including limits on additional borrowings and maintenance of certain operating and financial ratios, at September 30, 2017 and December 31, 2016.

Working capital increased $23.3 million from December 31, 2016 to $177.8 million at September 30, 2017. The increase in working capital was due principally to positive operating results and related increased inventory, and reduced commissions payable driven by product mix and timing of payments.

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

The following table reconciles adjusted earnings before interest, income taxes and depreciation and amortization as reconciled above to free cash flow:

	Nine Months Ended September 30,
	2017	2016
Non-GAAP adjusted earnings before interest, taxes, depreciation and amortization	$46,429	$40,897
Less capital expenditures	(4,840)	(5,613)
Less cash dividends	(9,004)	(8,217)

Non-GAAP free cash flow	$32,585	$27,067

Financial Cash Flow

	Nine Months Ended September 30,
	2017	2016
Beginning of period cash and cash equivalents	$57,604	$23,724
Net cash provided by operating activities	33,412	52,209
Net cash used for investing activities	(7,521)	(4,329)
Net cash used for financing activities	(9,004)	(8,217)
Effect of exchange rate changes on cash	1,467	294

Net increase in cash and cash equivalents	18,354	39,957

End of period cash and cash equivalents	$75,958	$63,681

The primary drivers of operating cash flows during the first nine months of 2017 were operating income partially offset by reduced commissions payable due to product mix and timing of payments. During this same period in 2016, operating cash flows were primarily driven by reduced inventories and increased customer deposits partially offset by $8.0 million of contributions to the pension plan.

During the first nine months of 2017, investing activities of $7.5 million primarily consisted of a $3.0 million increase in short-term investments and $4.8 million of capital expenditures for machinery and equipment offset by $0.3 million of proceeds from the sale of property, plant and equipment. Capital expenditures for the full-year 2017 are presently planned to be in the range of $6 to $8 million and are expected to be financed through internally-generated funds. During the first nine months of 2016, investing activities of $4.3 million primarily consisted of capital expenditures for machinery and equipment, a new operations facility in Africa, and other building improvements totaling $5.6 million offset by proceeds from the sale of property, plant, and equipment of $1.3 million.

Net cash used for financing activities for the first nine months of 2017 and 2016 consisted of dividend payments of $9.0 million and $8.2 million, respectively.

On October 26, 2017, the Board of Directors of the Company declared a quarterly cash dividend of $0.125 per share on the common stock of the Company, payable December 8, 2017, to shareholders of record November 15, 2017. The cash dividend will represent an 8.7% increase over the dividend paid in the previous quarter. This will mark the 271st consecutive quarterly dividend paid by The Gorman-Rupp Company and the 45th consecutive year of increased dividends paid to its shareholders.

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

The Company is subject to market risk associated principally with changes in foreign currency exchange rates. The Company’s foreign currency exchange rate risk is limited primarily to the Euro, the Canadian Dollar, the South African Rand and the British Pound. The Company manages its foreign exchange risk principally through invoicing customers in the same currency as the source of products. The foreign currency transaction gains (losses) for the first nine months of 2017 and the first nine months of 2016 were $0.4 million for both periods, and are reported within Other income and Other expense on the Consolidated Statements of Income.

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

An evaluation was carried out under the supervision and with the participation of the Company’s Management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017.

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

Exhibit 101

Financial statements from the Quarterly Report on Form 10-Q of The Gorman-Rupp Company for the quarter ended September 30, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Gorman-Rupp Company
(Registrant)

Date: October 31, 2017

	By:	/s/ James C. Kerr
James C. Kerr
Chief Financial Officer