Form 10-K
period 2017-12-31
GORMAN RUPP CO
filed 2018-02-23
CIK 42682

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-6747

THE GORMAN-RUPP COMPANY

(Exact name of Registrant as specified in its charter)

Ohio	34-0253990
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 South Airport Road, Mansfield, Ohio	44903
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (419) 755-1011

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, without par value	New York Stock Exchange

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
Emerging growth company ☐

(Do not check if smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of The Gorman-Rupp Company Common Shares held by non-affiliates and based on the closing sales price as of June 30, 2017 was approximately $450,494,000.

On January 31, 2018, there were 26,106,623 shares of The Gorman-Rupp Company Common Shares, without par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Notice of 2018 Annual Meeting of Shareholders and related Proxy Statement are incorporated by reference into Part III (Items 10-14).

The Gorman-Rupp Company and Subsidiaries

Annual Report on Form 10-K

For the Year Ended December 31, 2017

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

Such factors include, but are not limited to: (1) continuation of the current and projected future business environment; (2) highly competitive markets; (3) availability of raw materials; (4) loss of key management; (5) cyber security threats; (6) acquisition performance and integration; (7) compliance with, and costs related to, a variety of import and export laws and regulations; (8) environmental compliance costs and liabilities; (9) exposure to fluctuations in foreign currency exchange rates; (10) conditions in foreign countries in which The Gorman-Rupp Company conducts business; (11) changes in our tax rates and exposure to additional income tax liabilities; (12) impairment in the value of intangible assets, including goodwill; (13) defined benefit pension plan settlement expense; (14) family ownership of common equity; and (15) risks described from time to time in our reports filed with the Securities and Exchange Commission. Except to the extent required by law, we do not undertake and specifically decline any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.

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

PRODUCTS

The Company operates in one business segment, the manufacture and sale of pumps and pump systems. The following table sets forth, for the years 2015 through 2017, the total net sales, income before income taxes and year-end total assets of the Company.

	(in thousands)
	2017	2016	2015
Net sales	$379,389	$382,071	$406,150
Income before taxes	39,378	36,482	37,266
Total assets	395,015	382,818	364,201

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

MARKETING

The Company’s pumps are marketed in the United States and worldwide through a broad network of distributors, through manufacturers’ representatives (for sales to many original equipment manufacturers), through third-party distributor catalogs, direct sales, and by ecommerce. The Company regularly seeks alliances with distributors and other partners to further enhance marketing opportunities. Export sales are made primarily through foreign distributors and representatives. The Company has long-standing relationships with many of the leading independent distributors in the markets it serves and provides specialized training programs to distributors on a regular basis.

During 2017, 2016 and 2015, there were no shipments to any single customer that exceeded 10% of total net sales. Gorman-Rupp continued to actively pursue international business opportunities and, in 2017, shipped its pumps to approximately 150 countries around the world. No sales made to customers in any one foreign country amounted to more than 5% of total net sales for 2017, 2016 or 2015.

Approximately $137.6 million of 2017 sales were shipped outside the United States, as compared to $131.2 million in 2016 and $136.5 million in 2015. International sales represented 36% of total net sales in year 2017 and 34% of total net sales in each of the years 2016 and 2015. See Note 9 to the Consolidated Financial Statements, Business Segment Information. The Company continued its efforts to penetrate international markets principally by its increased global investments and its focus on meeting the world’s water and wastewater pumping needs.

COMPETITION

The pump industry is highly fragmented and therefore Gorman-Rupp competes with a large number of businesses. Numerous pump competitors exist as subsidiaries, divisions or departments within significantly larger corporations. Foreign-sourced pumps have also increasingly penetrated into most of the Company’s domestic markets.

Most commercial and industrial pumps are specifically designed and engineered for a particular customer’s application. The Company believes that proper application, product performance, and quality of delivery and service are its principal methods of competition, and attributes its success to its continued emphasis in these areas. In the sale of products and services, the Company benefits from its large installed base, which requires replacement parts due to the critical application and nature of the products and the conditions under which they operate.

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

The Company purchases motor components for its large submersible pumps, and motors and engines for its pump systems, from a limited number of suppliers, while motors for its polypropylene bellows pumps and magnetic drive pumps are purchased from several alternative vendors. Products requiring small motors are also sourced from alternative suppliers.

The other production operations of the Company consist of the machining of castings, the cutting, shaping and welding of bar stock and structural members, the design and assembly of electrical control panels, the manufacture of some small motors and a few minor components, and the assembling, painting and testing of its products. Substantially all of the Company’s products are tested prior to shipment.

OTHER ASPECTS

As of December 31, 2017, the Company employed approximately 1,165 persons, of whom approximately 660 were hourly employees. The Company has no collective bargaining agreements, has never experienced a work stoppage and considers its labor relations to be satisfactory.

Although the Company owns a number of patents, and several of them are important to its business, Gorman-Rupp believes that the business of the Company is not materially dependent upon any one or more patents. The Company’s patents, trademarks and other intellectual property are adequate for its business purposes.

The backlog of orders at December 31, 2017 was $114.0 million compared to $98.8 million at December 31, 2016, an increase of 15.4%. Approximately 95% of the Company’s backlog of unfilled orders is scheduled to be shipped during 2018, with the remainder principally during the first half of 2019. The increase in backlog from 2016 is due primarily to an improvement in overall business conditions with notable increases in the fire protection, municipal and construction markets.

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

Conditions in foreign countries in which the Company conducts business

In 2017, 36% of the Company’s sales were to customers outside the United States. The Company expects its international and export sales to continue to be a significant portion of its revenue and it has placed a particular emphasis on increasing its growth and presence internationally. The Company’s sales from international operations and export sales are subject, in varying degrees, to risks inherent to doing business outside the United States. These risks include the following, some of which are further addressed in our other Risk Factors:

•	Possibility of unfavorable circumstances arising from host country laws or regulations;
•	Currency exchange rate fluctuations and restrictions on currency repatriation;
•	Potential negative consequences from changes to taxation policies;
•	Disruption of operations from labor and political disturbances;
•	Changes in tariff and trade barriers and import and export licensing requirements;
•	Increased costs and risks of developing, staffing and simultaneously managing a number of global operations as a result of distance as well as language and cultural differences; and
•	Insurrections, armed conflicts, terrorism or war.

Any of these events could have an adverse impact on the Company’s business and operations.

Changes in our tax rates and exposure to additional income tax liabilities

Our future effective income tax rates could be unfavorably affected by various factors, including changes in the tax rates as well as rules and regulations in jurisdictions in which we generate income. During the fourth quarter of 2017 the Company recorded, on a provisional basis, the transitional impact of the U.S. Tax Cuts and Jobs Act (“Tax Act”) that was enacted on December 22, 2017. Given the significant complexity of the Tax Act, and potential future guidance from the U.S. Treasury, the Securities and Exchange Commission and the Financial Accounting Standards Board, these estimates may be adjusted in 2018. In addition, the amount of income taxes we pay is subject to ongoing audits by U.S. federal, state and local tax authorities and by non-U.S. authorities. If these audits result in assessments different from amounts recorded, our future financial results may include unfavorable adjustments.

Impairment in the value of intangible assets, including goodwill

The Company’s total assets reflect goodwill from acquisitions, representing the excess cost over the fair value of the identifiable net assets acquired, including other indefinite-lived and finite-lived intangible assets. Goodwill and other indefinite-lived intangible assets are not amortized but are reviewed annually for impairment as of October 1 or whenever events or changes in circumstances indicate there may be a possible permanent loss of value using either a quantitative or qualitative analysis. Finite-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recovered through future net cash flows generated by the assets. If future operating performance at one or more of the Company’s reporting units were to fall significantly below forecast levels or if market conditions for one or more of its acquired businesses were to decline, the Company could be required to incur a non-cash charge to operating income for impairment. Any impairment in the value of these assets could have an adverse non-cash impact on the Company’s reported results of operations.

In 2017 and 2016, the Company recorded pre-tax non-cash goodwill and other intangible impairment charges of $4.1 million and $1.8 million, respectively, related to the Company’s Bayou City Pump Company reporting unit. There was no goodwill or other intangible impairment charges recorded in 2015. See Note 8 to the Consolidated Financial Statements, Goodwill and Other Intangible Assets.

The Company’s annual impairment analysis concluded that the fair value of the Company’s National Pump Company reporting (“National”) unit exceeded its carrying value be approximately 7%. A sensitivity analysis was performed for the National reporting unit, assuming a hypothetical 50 basis point decrease in the expected long-term growth rate or a hypothetical 50 basis point increase in the weighted average cost of capital, and both scenarios independently yielded an estimated fair value for the National reporting unit slightly above carrying value. While the result of this test indicated that no impairment existed at National, if recently depressed U.S. agricultural conditions continue for an extended time, the agricultural market’s growth and profitability assumptions may reduce National’s indicated fair value in the future, which could result in an impairment charge. See Note 8 to the Consolidated Financial Statements, Goodwill and Other Intangible Assets.

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

In 2017 and 2015, the Company recorded pre-tax non-cash pension settlement charges of $4.0 million and $3.8 million, respectively, driven by lump-sum distributions discussed above. There was no pension settlement charge recorded in 2016. See Note 7 to the Consolidated Financial Statements, Pensions and Other Postretirement Benefits.

Family ownership of common equity

A substantial percentage of the Company’s Common Shares is held by various members of the Gorman and Rupp families and their affiliates. These family holdings historically have not been frequently traded; therefore, the Common Shares, in part because of these circumstances, generally have a history of relatively low volume trading experiences on the NYSE.

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

The Company’s principal production operations are:

United States
Mansfield (two) and Bellville, Ohio	Royersford, Pennsylvania (two)	Olive Branch, Mississippi
Toccoa, Georgia	Glendale, Arizona	Lubbock, Texas

Other Countries
St. Thomas, Ontario, Canada	County Westmeath, Ireland	Culemborg, The Netherlands*
Johannesburg, South Africa	Namur, Belgium

*	Leased property

The Company owns a facility in Dallas, Texas comprising a training center and warehouse. In addition, the Company leases a warehouse facility in Jebal Ali, Dubai.

Gorman-Rupp considers its plants, machinery and equipment to be well maintained, in good operating condition and adequate for the present uses and business requirements of the Company.

ITEM 3.	LEGAL PROCEEDINGS

For more than fifteen years, numerous business entities in the pump and fluid-handling industries, as well as a multitude of companies in many other industries, have been targeted in a series of lawsuits in several jurisdictions by various individuals seeking redress to claimed injury as a result of the entities’ alleged use of asbestos in their products. Since 2001, the Company and some of its subsidiaries have been involved in this mass-scaled litigation, typically as one of many co-defendants in a particular proceeding. The allegations in the lawsuits involving the Company and/or its subsidiaries have been vague, general and speculative. Most of these lawsuits have been dismissed without advancing beyond the early stage of discovery, some as a result of nominal monetary settlements recommended for payment by the Company’s insurers. The claims and related legal expenses generally have been covered by the Company’s insurance, subject to applicable deductibles and limitations. Accordingly, this series of lawsuits has not, cumulatively or individually, had a material adverse impact on the Company’s consolidated results of operations, liquidity or financial condition, nor is it expected to have any such impact in the future, based on the current knowledge of the Company.

In addition, the Company and/or its subsidiaries are parties in a small number of legal proceedings arising in the ordinary course of business. Management does not currently believe that these proceedings will materially impact the Company’s consolidated results of operations, liquidity or financial condition.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the executive officers of the Company as of January 31, 2018:

Name	Age	Office	Date Elected to Executive Office Position
James C. Gorman	93	Chairman	1989
Jeffrey S. Gorman	65	President and Chief Executive Officer	1998
James C. Kerr	55	Chief Financial Officer	2017
Brigette A. Burnell	42	General Counsel and Corporate Secretary	2014

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

Ms. Burnell was elected General Counsel effective May 1, 2015 and was elected Corporate Secretary effective May 1, 2014. Ms. Burnell previously served as Corporate Counsel effective May 1, 2014. Ms. Burnell joined the Company as Corporate Attorney on January 2, 2014. Ms. Burnell previously served as Corporate Counsel of Red Capital Group from 2011 to 2013 advising the company on legal matters in all areas of business, after having served as an Associate at Jones Day from 2002 to 2011.

Mr. J. S. Gorman is the son of Mr. J. C. Gorman. There are no other family relationships among any of the Executive Officers and Directors of the Company.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

The following tables set forth the high and low sale prices and dividends per share for the Company’s Common Shares as reported by the New York Stock Exchange (“NYSE”) for the periods indicated:

	Sales Price of Common Shares				Dividends Per Share

	2017		2016		2017	2016
	High	Low	High	Low

First quarter	$33.44	$29.25	$27.92	$21.09	$0.115	$0.105

Second quarter	31.66	23.55	31.73	24.68	0.115	0.105

Third quarter	33.29	25.06	29.59	25.14	0.115	0.105

Fourth quarter	33.50	29.48	34.45	22.30	0.125	0.115

The Company’s Common Stock is listed on the NYSE under the ticker symbol “GRC”. On May 16, 2017, the Company moved its stock exchange listing to the NYSE from the NYSE MKT. On February 1, 2018, there were approximately 7,600 shareholders, of which 1,600 were registered holders of Common Shares.

The Company currently expects to continue its exceptional history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.

PERFORMANCE GRAPH

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return, including reinvested cash dividends, on the Company’s common shares against the cumulative total return of each of the NYSE Composite and the NYSE American, as well as a peer group index for the period of five fiscal years commencing January 1, 2013 and ending December 31, 2017. The issuers in the peer group SIC Code Index were selected on a line-of-business basis by reference to SIC Code 3561— Pumps and Pumping Equipment. The SIC Code Index is composed of the following issuers: Ampco-Pittsburgh Corp., Colfax Corp., Flowserve Corp., The Gorman-Rupp Company, Graco Inc., Idex Corp., ITT Corp., and Xylem Inc. The graph assumes that the value of the investment in the Company’s Common Stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on 12/31/2012 and tracks it through 12/31/2017.

Comparison of 5-Year Cumulative Total Shareholder Return Among The Gorman-Rupp Company,

NYSE Composite Index, NYSE American Index and SIC Code 3561

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among The Gorman-Rupp Company, the NYSE American Index,

the NYSE Composite Index and SIC Code 3561

*$100 invested on 12/31/12 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

	2012	2013	2014	2015	2016	2017

The Gorman-Rupp Company	100.00	141.84	137.89	116.49	137.07	140.48
NYSE American	100.00	104.47	105.23	75.69	89.97	91.27
NYSE Composite	100.00	126.28	134.81	129.29	144.73	171.83
SIC Code 3561	100.00	155.48	144.87	117.71	147.01	192.44

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

Five-Year Summary of Selected Financial Data

(Thousands of dollars, except per share amounts)

	2017	2016	2015	2014	2013
Operating Results
Net sales	$379,389	$382,071	$406,150	$434,925	$391,665
Gross profit	98,745	92,025	92,580	107,559	93,655
Income taxes	12,823	11,599	12,157	17,593	14,173
Net income	26,555	24,883	25,109	36,141	30,104
Depreciation and amortization	15,053	15,529	15,282	14,615	13,588
Interest expense	17	20	122	134	146
Return on net sales (%)	7.0	6.5	6.2	8.3	7.7
Sales dollars per employee	327.9	313.2	318.5	340.6	315.6
Income dollars per employee	23.0	20.4	19.7	28.3	24.3
Financial Position
Current assets	$227,934	$203,900	$189,391	$200,709	$189,289
Current liabilities	45,696	49,352	43,460	64,346	60,760
Working capital	182,238	154,548	145,931	136,363	128,529
Current ratio	5.0	4.1	4.4	3.1	3.1
Property, plant and equipment, net	$117,071	$122,067	$129,887	$133,964	$131,189
Capital additions	7,754	6,877	8,260	13,278	21,015
Total assets	395,015	382,818	364,201	380,904	355,638
Equity	325,495	302,888	287,021	281,967	264,140
Dividends paid	12,268	11,218	10,599	9,715	8,662
Average number of employees	1,157	1,220	1,275	1,277	1,241
Shareholder Information
Earnings per share	$ 1.02	$ 0.95	$ 0.96	$ 1.38	$ 1.15
Cash dividends per share	0.470	0.430	0.405	0.370	0.330
Equity per share at December 31	12.47	11.61	11.00	10.74	10.06
Average number of shares outstanding	26,100,865	26,087,721	26,192,072	26,256,824	26,249,324

Summary of Quarterly Results of Operations

(Thousands of dollars, except per share amounts)

Quarter Ended 2017	Net Sales	Gross Profit	Net Income	Earnings per Share
First quarter	$ 92,603	$21,195	$ 5,065	$0.19
Second quarter	97,872	26,145	7,848	0.30
Third quarter	93,976	26,199	5,702	0.22
Fourth quarter	94,938	25,206	7,940	0.31

Total	$379,389	$98,745	$26,555	$1.02

Quarter Ended 2016	Net Sales	Gross Profit	Net Income	Earnings per Share
First quarter	$100,257	$22,897	$ 6,282	$0.24
Second quarter	96,265	23,240	6,620	0.25
Third quarter	91,346	22,670	6,927	0.27
Fourth quarter	94,203	23,218	5,054	0.19

Total	$382,071	$92,025	$24,883	$0.95

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in tables in thousands of dollars)

Executive Overview

The following discussion of Results of Operations includes certain non-GAAP financial data, and measures such as adjusted earnings before interest, taxes, depreciation and amortization and adjusted earnings per share amounts which exclude non-cash pension settlement charges in 2017 and 2015 and non-cash impairment charges in 2017 and 2016 relating to goodwill and other intangible assets. Management utilizes these adjusted financial data and measures to assess comparative operations against those of prior periods without the distortion of non-comparable factors. The Gorman-Rupp Company believes that these non-GAAP financial data and measures will be useful to investors as well as to assess the continuing strength of the Company’s underlying operations from period to period. Provided below is a reconciliation of adjusted earnings per share amounts and adjusted earnings before interest, taxes, depreciation and amortization.

	2017	2016	2015
Adjusted earnings per share:
Reported earnings per share – GAAP basis	$1.02	$0.95	$0.96
Plus pension settlement charge	0.10	-	0.10
Plus goodwill impairment and other intangible asset charges	0.10	0.05	-

Non-GAAP adjusted earnings per share	$1.22	$1.00	$1.06

Adjusted earnings before interest, taxes, depreciation and amortization:
Reported net income – GAAP basis	$26,555	$24,883	$25,109
Plus interest	17	20	122
Plus income taxes	12,823	11,599	12,157
Plus depreciation and amortization	15,053	15,529	15,282

Non-GAAP earnings before interest, taxes, depreciation and amortization	54,448	52,031	52,670
Plus pension settlement charge	4,031	-	3,783
Plus goodwill impairment and other intangible asset charges	4,098	1,800	-

Non-GAAP adjusted earnings before interest, taxes, depreciation and amortization	$62,577	$53,831	$56,453

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

The Company places a strong emphasis on cash flow generation and having excellent liquidity and financial flexibility. This focus has afforded us the ability to reinvest our cash resources and preserve a strong balance sheet to position us for future acquisition and product development opportunities. The Company had no bank debt as of December 31, 2017. The $137.4 million of aggregate cash generated by operating activities over the past three years was utilized primarily to pay dividends, fund the Company’s defined benefit pension plan, purchase productivity-enhancing capital equipment, entirely repay acquisitions-related short-term debt and fund growth-oriented acquisitions. The Company’s cash position increased $22.1 million during 2017 to $79.7 million at December 31, 2017.

The Company generated $62.6 million in adjusted earnings before interest, taxes, depreciation and amortization during 2017. From these earnings, the Company invested $7.8 million primarily in machinery and equipment and returned $12.3 million in dividends to shareholders.

Capital additions for 2018 are presently planned to be in the range of $10-$15 million primarily for building expansion and machinery and equipment purchases, and are expected to be financed through internally-generated funds and existing lines of credit.

Net sales for the year ended December 31, 2017 were $379.4 million compared to $382.1 million for 2016, a decrease of 0.7% or $2.7 million. Excluding sales from the PCCP project of $0.7 million in 2017 and $9.9 million in 2016, net sales in 2017 increased 1.8% or $6.5 million. Domestic sales, excluding PCCP, increased $0.1 million while international sales increased 4.9% or $6.4 million.

Gross profit was $98.7 million for 2017, resulting in gross margin of 26.0%, compared to gross profit of $92.0 million and gross margin of 24.1% for 2016. Gross margin included a non-cash pension settlement charge of $2.6 million or 70 basis points in 2017 which did not occur in 2016. Excluding the non-cash pension settlement charge, gross margin increased by 260 basis points due principally to favorable sales mix.

SG&A was $56.8 million and 15.0% of net sales for 2017 compared to $54.5 million and 14.3% of net sales for 2016. SG&A included a non-cash pension settlement charge of $1.4 million or 40 basis points in 2017 which did not occur last year. SG&A included a gain on the sale of property, plant and equipment of $1.0 million or 30 basis points in 2016. Excluding these items, SG&A decreased slightly compared to last year and as a percentage of sales was flat.

Operating income was $37.9 million, resulting in operating margin of 10.0% for the 2017, compared to operating income of $35.7 million and operating margin of 9.3% for 2016. In 2017, operating income included non-cash impairment charges of $4.1 million or 100 basis points and a non-cash pension settlement charge of $4.0 million or 110 basis points. In 2016, operating income included a non-cash impairment charge of $1.8 million or 50 basis points and a gain on the sale of property, plant and equipment of $0.6 million or 20 basis points. Excluding these items, operating income improved $9.1 million or 250 basis points due principally to improved gross margin.

Net income was $26.6 million for 2017 compared to $24.9 million in 2016, and earnings per share were $1.02 and $0.95 for the respective periods. Earnings per share for 2017 included non-cash impairment charges of $0.10 per share and a non-cash pension settlement charge of $0.10 per share. Earnings per share for 2016 included a non-cash impairment charge of $0.05 per share.

The Company’s backlog of orders was $114.0 million at December 31, 2017 compared to $98.8 million at December 31, 2016, an increase of 15.4%. The increase in backlog was primarily due to increases in the fire protection, municipal and construction markets principally driven by improved economic conditions both domestically and internationally.

On January 25, 2018, the Board of Directors authorized the payment of a quarterly dividend of $0.125 per share, representing the 272nd consecutive quarterly dividend to be paid by the Company. During 2017, the

Company again paid increased dividends and thereby attained its 45th consecutive year of increased dividends. These consecutive years of increases continue to position Gorman-Rupp in the top 50 of all U.S. public companies with respect to number of years of increased dividend payments. The dividend yield at December 31, 2017 was 1.5%.

The Company currently expects to continue its exceptional history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.

Outlook

Overall business conditions have continued to improve during 2017 and we are optimistic about our incoming order rate as we enter 2018. However, we continue to experience some softness in the agriculture and certain oil and gas driven markets. Increased emphasis on infrastructure improvements at both the federal and state levels coupled with the newly enacted U.S. tax legislation could be additional positive factors over the next several years. The Company remains focused on operational efficiencies and will continue to manage expenses closely. Our underlying fundamentals remain strong and we remain well positioned to drive long-term growth. Our strong balance sheet provides us with the flexibility to continue to evaluate acquisition opportunities and new product development that we expect will help add value to our operations over the longer-term.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act reduces the federal corporate tax rate on U.S. earnings to 21% and moves from a global taxation regime to a modified territorial regime. As part of the Tax Act, U.S. companies are required to pay a tax on historical earnings generated offshore that have not been repatriated to the U.S. Companies are required to re-measure their deferred tax assets and liabilities to reflect the lower federal base rate of 21%. These transitional impacts resulted in a provisional net tax expense of $0.4 million for the fourth quarter of 2017, comprised of an estimated repatriation tax expense of $2.0 million (which includes U.S. repatriation taxes and foreign withholding taxes) and a net deferred tax benefit of approximately $1.6 million. The provisional estimates are based on the Company’s initial analysis of the Tax Act. Given the significant complexity of the Tax Act, anticipated guidance from the U. S. Treasury about implementing the Tax Act, and the potential for additional guidance from the Securities and Exchange Commission or the Financial Accounting Standards Board related to the Tax Act, these estimates may be adjusted during 2018. The Company’s preliminary estimate of its future effective tax rate attributable to the Tax Act is between 23% and 26%. The Company continues to evaluate the impact of the Tax Act, and will update its estimates as appropriate.

Results of Operations – 2017 Compared to 2016:

In 2017, due primarily to the continued decreased demand for barge pumps for the marine transportation market driven by low oil prices and overcapacity of inland barges, the Bayou City Pump Company (“Bayou”) reporting unit recorded pre-tax non-cash goodwill and intangible asset impairment charges of $4.1 million. In 2016, due primarily to the prolonged downturn in the oil and gas industry, the Bayou reporting unit recorded a pre-tax non-cash goodwill impairment charge of $1.8 million. There were no impairment charges recorded in 2015. See Note 8, Goodwill and Other Intangible Assets.

In 2017, due to increased employee retirements and related lump sum pension payments, the Company recorded a U.S. GAAP-required and actuarially-determined $4.0 million non-cash pension settlement charge. The value of lump sum pension payments was less in 2016 and a non-cash pension settlement charge was not required.

Net Sales

	Year Ended December 31,
	2017	2016	$ Change	% Change
Net sales	$379,389	$382,071	$(2,682)	(0.7)%

Net sales for the year ended December 31, 2017 were $379.4 million compared to $382.1 million for 2016, a decrease of 0.7% or $2.7 million. Excluding sales from the PCCP project of $0.7 million in 2017 and $9.9 million in 2016, net sales in 2017 increased 1.8% or $6.5 million. Domestic sales, excluding PCCP, increased $0.1 million while international sales increased 4.9% or $6.4 million.

Sales in our larger water markets, excluding PCCP, decreased 0.4% or $1.1 million in 2017 compared to 2016. Sales in the construction market increased $10.4 million due primarily to sales to rental market customers, and sales of repair parts increased $2.4 million. These increases were offset by decreased sales in the municipal market decreased $7.3 million principally driven by decreased shipments attributable to flood control projects. In addition, sales in the fire protection market decreased $4.2 million principally due to market softness in the Middle East, and sales in the agriculture market decreased $2.4 million principally due to low farm income and competitive pricing pressure.

Sales in our non-water markets increased 6.9% or $7.6 million in 2017 compared to 2016. Sales increased $7.7 million in the industrial market driven by an increase in oil and gas drilling activity. Sales in the OEM market increased $2.5 million primarily related to power generation equipment and new customers associated with transportation and alternative energy applications. These increases were partially offset by decreased shipments of $2.6 million in the petroleum market driven by challenging market conditions.

International sales were $137.6 million in 2017 compared to $131.2 million in 2016. International sales represented 36% and 34% of total sales for the Company in each of the years 2017 and 2016, respectively. International sales increased in the construction and industrial markets and continued to be softer in the fire protection market due to sluggish economic conditions in the Middle East.

Cost of Products Sold and Gross Profit

	Year Ended December 31,
	2017	2016	$ Change	% Change
Cost of products sold	$280,644	$290,046	$(9,402)	(3.2)%
% of Net sales	74.0%	75.9%
Gross margin	26.0%	24.1%

Gross profit was $98.7 million for 2017, resulting in gross margin of 26.0%, compared to gross profit of $92.0 million and gross margin of 24.1% for 2016. Gross margin included a non-cash pension settlement charge of $2.6 million or 70 basis points in 2017 which did not occur in 2016. Excluding the non-cash pension settlement charge, gross margin increased by 260 basis points due principally to favorable sales mix.

Selling, General and Administrative Expenses (SG&A)

	Year Ended December 31,
	2017	2016	$ Change	% Change
Selling, general and administrative expenses	$56,789	$54,528	$2,261	4.1%
% of Net sales	15.0%	14.3%

SG&A was $56.8 million and 15.0% of net sales for 2017 compared to $54.5 million and 14.3% of net sales for 2016. SG&A included a non-cash pension settlement charge of $1.4 million or 40 basis points in 2017 which did not occur last year. SG&A included a gain on the sale of property, plant and equipment of $1.0 million or 30 basis points in 2016. Excluding these items, SG&A decreased slightly compared to last year and as a percentage of sales was flat.

Operating Income

	Year Ended December 31,
	2017	2016	$ Change	% Change
Operating income	$37,858	$35,697	$2,161	6.1%
% of Net sales	10.0%	9.3%

Operating income was $37.9 million, resulting in operating margin of 10.0% for 2017, compared to operating income of $35.7 million and operating margin of 9.3% for 2016. In 2017, operating margin included non-cash impairment charges of $4.1 million or 100 basis points and a non-cash pension settlement charge of $4.0 million or 110 basis points. In 2016, operating margin included a non-cash impairment charge of $1.8 million or 50 basis points and a gain on the sale of property, plant and equipment of $0.6 million or 20 basis points. Excluding these items, operating income improved $9.1 million or 250 basis points due principally to improved gross margin.

Net Income

	Year Ended December 31,
	2017	2016	$ Change	% Change
Income before income taxes	$39,378	$36,482	$2,896	7.9%
% of Net sales	10.4%	9.6%
Income taxes	$12,823	$11,599	$1,224	10.6%
Effective tax rate	32.6%	31.8%
Net income	$26,555	$24,883	$1,672	6.7%
% of Net sales	7.0%	6.5%
Earnings per share	$ 1.02	$ 0.95	$ 0.07	7.4%

The increase in net income in 2017 compared to 2016 was due primarily to improved gross margin partially offset by a non-cash pension settlement charge in 2017 of $2.7 million, net of income taxes, and non-cash impairment charges of $2.7 million, net of income taxes. Net income in 2016 included a non-cash impairment charge of $1.2 million, net of income taxes. The effective tax rate in 2017 included $0.4 million net impact of the Tax Act enacted on December 22, 2017.

Earnings per share for 2017 included non-cash impairment charges of $0.10 per share and a non-cash pension settlement charge of $0.10 per share. Earnings per share for 2016 included a non-cash impairment charge of $0.05 per share partially offset by a gain on the sale of property, plant and equipment of $0.02 per share.

Results of Operations – 2016 Compared to 2015:

In 2016, due primarily to the decreased demand for barge pumps for the marine transportation market driven by low oil prices and overcapacity of inland barges, the Bayou reporting unit recorded a pre-tax non-cash goodwill impairment charge of $1.8 million. There was no goodwill impairment charge recorded in 2015. See Note 8, Goodwill and Other Intangible Assets.

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

Sales decreased 4.6% or $5.4 million in non-water markets for 2016 compared to 2015. Increased sales of $3.2 million in the OEM market related to power generation equipment and services were offset by a decrease of $7.7 million in the industrial market largely attributable to the slowdown in oil and gas production.

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

Liquidity and Sources of Capital

Cash and cash equivalents totaled $79.7 million and there was no outstanding bank debt at December 31, 2017. In addition, the Company had $21.8 million available in bank lines of credit after deducting $9.2 million in outstanding letters of credit primarily related to customer orders. The Company was in compliance with its debt covenants, including limits on additional borrowings and maintenance of certain operating and financial ratios, at all times in 2017 and 2016.

Capital expenditures for 2018, which are expected to consist principally of building expansion and machinery and equipment purchases, are estimated to be in the range of $10-$15 million and are expected to be financed through internally generated funds and existing lines of credit. During 2017, 2016 and 2015, the Company financed its capital improvements and working capital requirements principally through internally generated funds.

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

The following table reconciles adjusted earnings before interest, income taxes and depreciation and amortization as reconciled above to free cash flow:

	2017	2016	2015
Non-GAAP adjusted earnings before interest, taxes, depreciation and amortization	$ 62,577	$ 53,831	$ 56,453
Less capital expenditures	(7,754)	(6,877)	(8,260)
Less cash dividends	(12,268)	(11,218)	(10,599)

Non-GAAP free cash flow	$ 42,555	$ 35,736	$ 37,594

Financial Cash Flow

	Year Ended December 31,
	2017	2016	2015
Beginning of period cash and cash equivalents	$ 57,604	$ 23,724	$ 24,491

Net cash provided by operating activities	43,265	53,434	40,683

Net cash used for investing activities	(10,410)	(8,466)	(11,180)

Net cash used for financing activities	(12,268)	(11,218)	(29,090)

Effect of exchange rate changes on cash	1,489	130	(1,180)

Net increase (decrease) in cash and cash equivalents	22,076	33,880	(767)

End of period cash and cash equivalents	$ 79,680	$ 57,604	$ 23,724

The change in cash provided by operating activities in 2017 compared to 2016 was primarily due to a decrease in accounts receivable, more than offset by increased inventories and decreased commissions payable and benefit obligations. The change in cash provided by operating activities in 2016 compared to 2015 was primarily due to reductions in inventories and accounts receivable driven by lower sales volume, partially offset by contributions to the Company’s defined benefit pension plan.

During 2017, investing activities of $10.4 million primarily consisted of a $3.0 million increase in short-term investments and $7.8 million of capital expenditures for machinery and equipment offset by $0.3 million of proceeds from the sale of property, plant and equipment. During 2016, investing activities of $8.5 million primarily consisted of capital expenditures for machinery and equipment, a new operations facility in Africa, and other building improvements totaling $6.9 million as well as a payment for an acquisition, net of cash acquired, of $3.0 million, offset by proceeds from the sale of property, plant, and equipment of $1.4 million. During 2015, investing activities of $11.2 million primarily consisted of capital expenditures for building, building improvements and machinery and equipment totaling $8.3 million as well as payments for acquisitions, net of cash acquired, of $3.4 million, offset by proceeds from the sale of property, plant, and equipment of $0.5 million.

Net cash used for financing activities consisted of dividend payments of $12.3 million, $11.2 million and $10.6 million during 2017, 2016 and 2015, respectively. During 2015, the Company also paid off its $12.0 million of short-term bank borrowings and $1.9 million of assumed acquisition debt and made a privately-arranged market value purchase of Company shares in the amount of $4.6 million from a Rupp family estate.

The Company currently expects to continue its exceptional history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.

Contractual Obligations

Capital commitments in the table below include contractual commitments to purchase machinery and equipment that have been approved by the Board of Directors. The capital commitments do not represent the entire anticipated purchases in the future, but represent only those substantive items for which the Company is contractually obligated as of December 31, 2017. Also, the Company has some operating leases for certain offices, manufacturing facilities, land, office equipment and automobiles. Rental expenses relating to these leases were $0.9 million in 2017, $1.1 million in 2016 and $1.0 million in 2015.

The following table summarizes the Company’s contractual obligations at December 31, 2017:

	Payment Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital commitments	$2,070	$2,070	$ -	$ -	$ -
Operating leases	1,557	825	677	46	9

Total	$3,627	$2,895	$677	$46	$ 9

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

The Company adopted, effective January 1, 2018, the new revenue guidance in ASU 2014-09 pursuant to the modified retrospective method. Any adjustment to the opening balance of retained earnings is not expected to be material. See Note 1 to the Consolidated Financial Statements, Summary of Significant Accounting Policies.

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

Pension Plan and Other Postretirement Benefit Plans

The Company recognizes the obligations associated with its defined benefit pension plan and defined benefit health care plans in its consolidated financial statements. The measurement of liabilities related to its pension plan and other postretirement benefit plans is based on management’s assumptions related to future events including interest rates, return on pension plan assets, rate of compensation increases and health care cost trend rates. Actual pension plan asset performance will either reduce or increase pension losses included in accumulated other comprehensive loss, which ultimately affects net income. The discount rates used to determine the present value of future benefits are based on estimated yields of investment grade fixed income investments.

The discount rates used to value pension plan obligations were 3.27% and 3.60% at December 31, 2017 and 2016, respectively. The discount rates used to value postretirement obligations were 3.39% and 3.77% at December 31, 2017 and 2016, respectively. The discount rates were determined by constructing a zero-coupon spot yield curve derived from a universe of high-quality bonds as of the measurement date. The expected rate of return on pension assets is designed to be a long- term assumption that will be subject to year-to-year variability. The rate for 2017 and 2016 was 6.00%. Actual pension plan asset performance will either reduce or increase unamortized losses included in accumulated other comprehensive loss, which will ultimately affect net income. The assumed rate of compensation increase was 3.50% in 2017 and 2016.

Substantially all retirees elect to take lump sum settlements of their pension plan benefits. When interest rates are low as they have been the last five years, this subjects the Company to the risk of exceeding an actuarial threshold computed on an annual basis and triggering a GAAP-required non-cash pension settlement loss, which occurred in 2017 and 2015.

The assumption used for the rate of increase in medical costs over the next five years was unchanged in 2017 from 2016. A one percentage point increase in the assumed health care trend would increase postretirement expense by approximately $271,000, changing the benefit obligation by approximately $1.6 million; while a one percentage point decrease in the assumed health care trend would decrease postretirement expense by approximately $233,000, changing the benefit obligation by approximately $1.4 million.

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

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act reduces the federal corporate tax rate on U.S. earnings to 21% and moves from a global taxation regime to a modified territorial regime. As part of the Tax Act, U.S. companies are required to pay a tax on historical earnings generated offshore that have not been repatriated to the U.S. Companies are required to re-measure their deferred tax assets and liabilities to reflect the lower federal base rate of 21%. The Company recorded provisional estimates based on its initial analysis of the Tax Act. Given the significant complexity of the Tax Act, anticipated guidance from the U. S. Treasury about implementing the Tax Act, and the potential for additional guidance from the Securities and Exchange Commission or the Financial Accounting Standards Board related to the Tax Act, these estimates may be adjusted during 2018.

Goodwill and Other Intangibles

The Company accounts for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired. Business combinations can also result in other intangible assets being recognized. Amortization of intangible assets, if applicable, occurs over their estimated useful lives.

Goodwill is tested annually for impairment as of October 1, or whenever events or changes in circumstances indicate there may be a possible permanent loss of value in accordance with ASC 350, Intangibles - Goodwill and Other.

Goodwill is tested for impairment at the reporting unit level and is based on the net assets for each reporting unit, including goodwill and intangible assets. The Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing a quantitative impairment assessment is unnecessary.

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

Based upon our fiscal 2017 and 2016 quantitative and qualitative impairment analyses, except for the Bayou reporting unit, the Company concluded that it is more likely than not that the fair value of our reporting units continues to exceed the respective carrying amounts. In 2017 and 2016, due primarily to the decreased demand for barge pumps for the marine transportation market driven by low oil prices and overcapacity of inland barges, the Bayou reporting unit recorded pre-tax non-cash goodwill impairment charges of $0.9 million and $1.8 million, respectively.

The Company’s annual impairment analysis performed as of October 1, 2017 concluded that National Pump Company’s (“National”) fair value exceeded its carrying value by approximately 7%. A sensitivity analysis was performed for the National reporting unit, assuming a hypothetical 50 basis point decrease in the expected long-term growth rate or a hypothetical 50 basis point increase in the weighted average cost of capital, and both scenarios independently yielded an estimated fair value for the National reporting unit slightly above carrying value. If recently depressed U.S. agricultural conditions continue for an extended time, this market’s related growth and profitability assumptions may reduce National’s indicated fair value to require a potential future impairment charge. Goodwill relating to the National reporting unit represents 3% of the Company’s December 31, 2017 total assets. See Note 8, to the Consolidated Financial Statements, Goodwill and Other Intangible Assets.

Other indefinite-lived intangible assets primarily consist of trademarks and trade names. The fair value of these assets is also tested annually for impairment as of October 1, or whenever events or changes in circumstances indicate there may be a possible permanent loss of value. The fair value of these assets is determined using a royalty relief methodology similar to that employed when the associated assets were acquired, but using updated estimates of future sales, cash flows and profitability. For 2017 and 2016 the fair value of all indefinite lived intangible assets exceeded the respective carrying values.

Finite-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recovered through future net cash flows generated by the assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net undiscounted cash flows estimated to be generated by such assets. Based upon our fiscal 2017 and 2016 quantitative and qualitative impairment analyses, except for an impairment of a customer relationship intangible asset in the Bayou reporting unit, the Company was not aware of any events or changes in circumstances that indicate the carrying value of its finite-lived assets may not be recoverable. In 2017, due primarily to the continued decreased demand for barge pumps for the marine transportation market driven by low oil prices and overcapacity of inland barges, Bayou recorded a pre-tax non-cash customer relationship impairment charge of $3.2 million. See Note 8, to the Consolidated Financial Statements, Goodwill and Other Intangible Assets.

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

The Company is subject to market risk associated principally with changes in foreign currency exchange rates. The Company’s foreign currency exchange rate risk is limited primarily to the Euro, Canadian Dollar, South African Rand and the British Pound. The Company manages its foreign exchange risk principally through invoicing customers in the same currency as the source of products. The foreign currency transaction gains (losses) for the period ending December 31, 2017, 2016 and 2015 were $850,000, $498,000, and $40,000, respectively, and are reported within Other income and Other expense on the Consolidated Statements of Income.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Gorman-Rupp Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Gorman-Rupp Company (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since at least 1967, but we are unable to determine the specific year.

Cleveland, Ohio

February 23, 2018

The Gorman-Rupp Company

Consolidated Statements of Income

	Year ended December 31,
(Thousands of dollars, except shares and per share amounts)	2017	2016	2015

Net sales	$379,389	$382,071	$406,150

Cost of products sold	280,644	290,046	313,570

Gross profit	98,745	92,025	92,580

Selling, general and administrative expenses	56,789	54,528	56,189

Impairment of goodwill and other intangible assets	4,098	1,800	-

Operating income	37,858	35,697	36,391

Other income, net	1,520	785	875

Income before income taxes	39,378	36,482	37,266

Income taxes	12,823	11,599	12,157

Net income	$ 26,555	$ 24,883	$ 25,109

Earnings per share	$ 1.02	$ 0.95	$ 0.96

Average number of shares outstanding	26,100,865	26,087,721	26,192,072

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(Thousands of dollars)	2017	2016	2015

Net income	$26,555	$24,883	$25,109

Cumulative translation adjustments	3,521	215	(4,719)

Pension and postretirement medical liability adjustments, net of tax	4,435	1,735	(370)

Other comprehensive income (loss)	7,956	1,950	(5,089)

Comprehensive income	$34,511	$26,833	$20,020

See notes to consolidated financial statements.

The Gorman-Rupp Company

Consolidated Balance Sheets

	December 31,
(Thousands of dollars)	2017	2016
Assets
Current assets:
Cash and cash equivalents	$79,680	$57,604
Accounts receivable, net	67,369	71,424
Inventories, net	74,967	69,049
Prepaid and other	5,918	5,823

Total current assets	227,934	203,900
Property, plant and equipment, net	117,071	122,067
Other assets	7,779	7,769
Prepaid pension assets	4,313	6,211
Goodwill and other intangible assets, net	37,918	42,871

Total assets	$395,015	$382,818

Liabilities and equity
Current liabilities:
Accounts payable	$15,798	$16,306
Payroll and employee related liabilities	12,027	11,336
Commissions payable	7,589	11,163
Deferred revenue	460	1,361
Accrued expenses	9,822	9,186

Total current liabilities	45,696	49,352
Postretirement benefits	15,737	20,709
Other long-term liabilities	8,087	9,869

Total liabilities	69,520	79,930
Equity:
Common shares, without par value:
Authorized – 35,000,000 shares;
Outstanding – 26,106,623 shares at December 31, 2017 and 26,093,123 shares at December 31, 2016 (after deducting treasury shares of 942,173 and 955,673, respectively), at stated capital amounts	5,100	5,097
Additional paid-in capital	526	215
Retained earnings	332,378	318,041
Accumulated other comprehensive loss	(12,509)	(20,465)

Total equity	325,495	302,888

Total liabilities and equity	$395,015	$382,818

See notes to consolidated financial statements.

The Gorman-Rupp Company

Consolidated Statements of Cash Flows

	Year Ended December 31,
(thousands of dollars)	2017	2016	2015
Cash flows from operating activities:
Net income	$26,555	$24,883	$25,109
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,053	15,529	15,282
Pension expense	6,368	3,431	7,657
Contributions to pension plan	(2,000)	(16,000)	(4,000)
Deferred income tax (benefit) charge	(6,140)	3,511	(563)
Gain on sale of property, plant and equipment	153	(607)	(88)
Impairment of goodwill and other intangible assets	4,098	1,800	-
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	5,473	5,273	(4,750)
Inventories, net	(4,305)	13,904	12,576
Accounts payable	(1,268)	1,393	(4,123)
Commissions payable	(3,849)	3,300	(1,498)
Deferred revenue	(902)	(380)	(2,425)
Accrued expenses and other	3,958	(7,996)	(2,436)
Income taxes	7,950	64	815
Benefit obligations	(7,879)	5,329	(873)

Net cash provided by operating activities	43,265	53,434	40,683
Cash flows from investing activities:
Capital additions	(7,754)	(6,877)	(8,260)
Proceeds from sale of property, plant and equipment	320	1,379	466
Purchase of short-term investments, net	(2,976)	-	-
Payments for acquisitions, net of cash acquired	-	(2,968)	(3,386)

Net cash used for investing activities	(10,410)	(8,466)	(11,180)
Cash flows from financing activities:
Cash dividends	(12,268)	(11,218)	(10,599)
Treasury shares repurchased	-	-	(4,579)
Proceeds from bank borrowings	-	-	-
Payments to banks for borrowings	-	-	(13,912)

Net cash used for financing activities	(12,268)	(11,218)	(29,090)
Effect of exchange rate changes on cash	1,489	130	(1,180)

Net increase (decrease) in cash and cash equivalents	22,076	33,880	(767)
Cash and cash equivalents:
Beginning of year	57,604	23,724	24,491

End of period	$79,680	$57,604	$23,724

See notes to consolidated financial statements.

The Gorman-Rupp Company

Consolidated Statements of Equity

(Thousands of dollars, except share and per share amounts)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Dollars

Balances December 31, 2014	26,260,543	$5,133	$3,059	$291,101	$(17,326)	$281,967

Net income				25,109		25,109

Other comprehensive loss					(5,089)	(5,089)

Issuance of treasury shares	7,500	2	184	26		212

Treasury shares repurchased	(184,420)	(40)	(3,243)	(1,296)		(4,579)

Cash dividends – $0.405 per share				(10,599)		(10,599)

Balances December 31, 2015	26,083,623	5,095	-	304,341	(22,415)	287,021

Net income				24,883		24,883

Other comprehensive income					1,950	1,950

Issuance of treasury shares	9,500	2	215	35		252

Cash dividends – $0.430 per share				(11,218)		(11,218)

Balances December 31, 2016	26,093,123	5,097	215	318,041	(20,465)	302,888

Net income				26,555		26,555

Other comprehensive income					7,956	7,956

Issuance of treasury shares	13,500	3	311	50		364

Cash dividends – $0.470 per share				(12,268)		(12,268)

Balances December 31, 2017	26,106,623	$5,100	$526	$332,378	$(12,509)	$325,495

See notes to consolidated financial statements.

The Gorman-Rupp Company

Notes to Consolidated Financial Statements

(Amounts in tables in thousands of dollars)

Note 1 – Summary of Significant Accounting Policies

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

Cash Equivalents and Short-Term Investments

The Company considers highly liquid instruments with maturities of 90 days or less to be cash equivalents. The Company periodically makes short-term investments for which cost approximates fair value. Short-term investments at December 31, 2017 and 2016 consist primarily of certificates of deposit and treasury bonds and are classified as prepaid and other on the Consolidated Balance Sheets.

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

Inventories

Inventories are stated at the lower of cost or market. The costs for approximately 72% of inventories at December 31, 2017 and December 31, 2016 were determined using the last-in, first-out (LIFO) method, with the remainder determined using the first-in, first-out (FIFO) method. Cost components include materials, inbound freight costs, labor and allocations of fixed and variable overheads on an absorption costing basis.

Property, plant and equipment

Property, plant and equipment are stated on the basis of cost. Repairs and maintenance costs are expensed as incurred. Depreciation for property, plant and equipment assets is computed using the straight-line method over the estimated useful lives of the assets and is included in cost of products sold and selling, general and administrative expenses based on the use of the assets. Depreciation expense was $13.5 million for 2017 and $13.8 million for each of the years 2016 and 2015.

Depreciation of property, plant and equipment is determined based on the following lives:

Buildings	20-50 years
Machinery and equipment	5-15 years
Software	3-5 years

Property, plant and equipment consist of the following:

	2017	2016
Land	$4,187	$4,099
Buildings	106,437	104,952
Machinery and equipment	170,615	165,157

	281,239	274,208
Less accumulated depreciation	(164,168)	(152,141)

Property, plant and equipment, net	$117,071	$122,067

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

In 2017 and 2016, due primarily to the decreased demand for barge pumps for the marine transportation market driven by low oil prices and overcapacity of inland barges, the Bayou City Pump Company reporting unit recorded pre-tax goodwill impairment charges of $0.9 million and $1.8 million, respectively. There were no goodwill impairment charges in any of the Company’s other reporting units in 2017 or 2016 and no impairment charges were recognized across all reporting units in 2015. See Note 8, Goodwill and Other Intangible Assets.

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

Identifiable intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate the carrying amount may not be recovered through future net cash flows generated by the assets. Impairment losses may be recorded when the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts based on the excess of the carrying amounts over the estimated fair value of the assets. Based upon our fiscal 2017 and 2016 quantitative and qualitative impairment analyses, except for Bayou’s customer relationship intangible asset and the risk related to National’s indicated fair value, the Company was not aware of any events or changes in circumstances that indicate the carrying value of its finite-lived intangible assets may not be recoverable. In 2017, due primarily to the continued decreased demand for barge pumps for the marine transportation market driven by low oil prices and overcapacity of inland barges, the Company performed a recoverability test related to Bayou’s customer relationship intangible asset pursuant to ASC 360. As a result of the recoverability test, Bayou recorded a pre-tax non-cash customer relationship impairment charge of $3.2 million.

Identifiable intangible assets not subject to amortization are tested for impairment annually or more frequently if events warrant. The fair value of these assets is determined using a royalty relief methodology similar to that employed when the associated assets were acquired, but using updated estimates of future sales, cash flows and profitability. For 2017 and 2016, the fair value of indefinite lived intangible assets exceeded their carrying value.

For additional information about goodwill and other intangible assets, see Note 8, Goodwill and Other Intangible Assets, and Note 10, Acquisitions.

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

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act significantly revises U.S. corporate income tax regulations by, among other things, lowering corporate income tax rates, implementing the territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. For further discussion of the currently estimated impact of the Tax Act on the Company, see the disclosure under the heading Outlook within Item 7 of Part II of this Form 10-K and Note 6 to the Consolidated Financial Statements, Income Taxes.

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

The determination of the Company’s obligation and expense for pension and other postretirement benefits is dependent on its selection of certain assumptions used by actuaries in calculating such amounts, which are described in Note 7, Pensions and Other Postretirement Benefits. The Company recognizes the funded status of its defined benefit pension plan as an asset or liability in the Consolidated Balance Sheets and recognizes the change in the funded status in the year in which the change occurs through accumulated other comprehensive loss in the Consolidated Balance Sheets.

Concentration of Credit Risk

The Company generally does not require collateral from its customers and has a very good collection history. There were no sales to a single customer that exceeded 10% of total net sales for the years ended December 31, 2017, 2016 or 2015.

Shipping and Handling Costs

The Company classifies all amounts billed to customers for shipping and handling as revenue and reflects related shipping and handling costs in cost of products sold.

Advertising

The Company expenses all advertising costs as incurred, which for the years ended December 31, 2017, 2016 and 2015 totaled $3.1 million, $2.8 million, and $3.2 million, respectively.

Product Warranties

A liability is established for estimated future warranty and service claims based on historical claims experience and specific product failures. The Company expenses warranty costs directly to cost of products sold. Changes in the Company’s product warranty liability are:

	2017	2016	2015
Balance at beginning of year	$1,435	$1,380	$1,166
Provision	1,377	1,991	1,732
Claims	(1,714)	(1,936)	(1,518)

Balance at end of year	$1,098	$1,435	$1,380

Stock-based compensation

The Company grants performance-based shares pursuant to The Gorman-Rupp Company 2015 Omnibus Incentive Plan. Performance-based shares vest and are awarded at the end of a three year performance period, based on the levels of achievement of compound annual growth targets for operating income and shareholders’ equity. The Company recognizes compensation expense for performance-based share grants based on the stock price at the date of the grant using the straight-line amortization method, over the vesting period specified in the grants. The company recognized stock-based compensation expense of $0.4 million for the year ended December 31, 2017. No stock-based compensation expense was recorded for the years ended December 31, 2016 or 2015.

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

Fair Value

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximates fair value based on the short-term nature of these instruments. The Company does not recognize any non-financial assets at fair value.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

New Accounting Pronouncements

The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined either to be not applicable or are expected to have minimal impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, “Compensation – Retirement Benefits (Topic 715) – Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which provides additional guidance on the presentation of net periodic pension and postretirement benefit costs in the income statement and on the components eligible for capitalization. The amendments in this ASU require that an employer report the service cost component of the net periodic benefit costs in the same income statement line item as other compensation costs arising from services rendered by employees during the period. The non-service-cost components of net periodic benefit costs are to be presented in the income statement separately from the service cost components and outside a subtotal of income from operations. The ASU also allows for the capitalization of the service cost components, when applicable (i.e., as a cost of internally manufactured inventory or a self-constructed asset). The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and early adoption is permitted. The amendments in this ASU are to be applied retrospectively. The adoption of ASU 2017-07 will result in a change within operating income with a corresponding change in other income (expense), net to reflect the impact of presenting all components of net benefit cost, except for service cost, outside of operating income. See Note 6 for the components of the Company’s net benefit costs. The Company will adopt ASU 2017-07 in the first quarter of 2018 and does not expect the adoption to have a material impact on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes most current revenue recognition guidance, including industry-specific guidance, and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. Subsequent accounting standards updates have been issued, which amend and/or clarify the application of ASU 2014-09. Based on the Company’s evaluation of its current revenue streams and contracts, it expects that most will be recorded consistently under both the current and new standard. The Company adopted the new revenue guidance effective January 1, 2018 pursuant to the modified retrospective method. Any adjustment to the opening balance of retained earnings is not expected to be material.

Note 2 – Allowance for Doubtful Accounts

The allowance for doubtful accounts was $0.7 million and $1.0 million at December 31, 2017 and 2016, respectively.

Note 3 – Inventories

Inventories are stated at the lower of cost or market. Replacement cost approximates current cost and the excess over LIFO cost is approximately $59.7 million and $58.4 million at December 31, 2017 and 2016, respectively. Some inventory quantities were reduced during 2017, resulting in liquidation of some LIFO quantities carried at lower costs from earlier years versus current year costs. The related effect increased net income by approximately $0.5 million. Allowances for excess and obsolete inventory totaled $4.9 million and $4.5 million at December 31, 2017 and 2016, respectively.

	2017	2016
Inventories, net
Raw materials and in-process	$17,528	$17,986
Finished parts	48,247	43,423
Finished products	9,192	7,640

Total net inventories	$74,967	$69,049

Note 4 – Financing Arrangements

The Company may borrow up to $20.0 million with interest at LIBOR plus 0.75% or at alternative rates as selected by the Company under an unsecured bank line of credit which matures in February 2020. The Company pays a non-usage fee of 0.1% per annum on the average unused portion of the line of credit. At December 31, 2017 and 2016, $18.3 million and $20.0 million, respectively, was available for borrowing after deducting $1.7 million and an immaterial amount in outstanding letters of credit, respectively.

The Company also has an $8.0 million unsecured bank line of credit with interest at LIBOR plus 0.75% payable monthly which matures in May 2018. At December 31, 2017 and 2016, $2.7 million and $3.2 million, respectively, was available for borrowing after deducting $5.3 million and $4.8 million in outstanding letters of credit, respectively.

The Company also has a $3.0 million bank guarantee with interest at 1.75% in an agreement dated June 2016. At December 31, 2017 and 2016, $0.8 million and $0.6 million, respectively, was available for borrowing after deducting $2.2 million and $2.4 million in outstanding letters of credit, respectively.

The financing arrangements described above contain standard restrictive covenants, including limits on additional borrowings and maintenance of certain operating and financial ratios. At December 31, 2017 and 2016, the Company was in compliance with all requirements.

Interest expense, which approximates interest paid, was $17,000, $20,000 and $122,000 in 2017, 2016 and 2015, respectively.

The Company has operating leases for certain offices, manufacturing facilities, land, office equipment and automobiles. Rental expense relating to operating leases was $0.9 million, $1.1 million and $1.0 million in 2017, 2016 and 2015, respectively.

The future minimum lease payments due under these operating leases as of December 31, 2017 are:

2018	2019	2020	2021	2022	Thereafter	Total
$825	$489	$188	$33	$13	$9	$1,557

Note 5 – Accumulated Other Comprehensive Loss

The reclassifications out of accumulated other comprehensive loss as reported in the Consolidated Statements of Income are:

	2017	2016	2015
Pension and other postretirement benefits:
Recognized actuarial loss (a)	$1,093	$1,402	$1,581
Settlement loss (b)	2,628	-	2,584
Settlement loss (c)	1,403	-	1,199

Total before income tax	5,124	1,402	5,364
Income tax	(1,670)	(446)	(1,749)

Net of income tax	$3,454	$956	$3,615

(a)	The recognized actuarial loss is included in the computation of net periodic benefit cost. See Note 7, Pensions and Other Postretirement Benefits.
(b)	This portion of the settlement loss is included in cost of products sold in the Consolidated Statements of Income.
(c)	This portion of the settlement loss is included in selling, general and administrative expenses in the Consolidated Statements of Income.

The components of accumulated other comprehensive loss as reported in the Consolidated Balance Sheets are:

	Currency Translation Adjustments	Pension and OPEB Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2014	$(4,338)	$(12,988)	$(17,326)
Reclassification adjustments	-	5,364	5,364
Current period charge	(4,719)	(6,038)	(10,757)
Income tax benefit	-	304	304

Balance at December 31, 2015	(9,057)	(13,358)	(22,415)
Reclassification adjustments	-	1,402	1,402
Current period benefit	215	1,357	1,572
Income tax charge	-	(1,024)	(1,024)

Balance at December 31, 2016	(8,842)	(11,623)	(20,465)
Reclassification adjustments		5,124	5,124
Current period benefit	3,521	1,479	5,000
Income tax charge		(2,168)	(2,168)

Balance at December 31, 2017	$(5,321)	$ (7,188)	$(12,509)

Note 6 – Income Taxes

The components of income before income taxes are:

	2017	2016	2015
United States	$33,277	$33,101	$35,391
Foreign countries	6,101	3,381	1,875

Total	$39,378	$36,482	$37,266

The components of income tax expense are:

	2017	2016	2015
Current expense:
Federal	$16,489	$ 6,960	$11,465
Foreign	1,243	547	292
State and local	1,231	581	963

	18,963	8,088	12,720

Deferred expense (benefit):
Federal	(5,968)	3,429	(443)
Foreign	51	(184)	(112)
State and local	(223)	266	(8)

	(6,140)	3,511	(563)

Income tax expense	$12,823	$11,599	$12,157

The reconciliation between income tax expense and the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes is:

	2017	2016	2015
Income taxes at statutory rate	$13,782	$12,769	$13,043
State and local income taxes, net of federal tax benefit	555	576	680
Research and development tax credits	(295)	(371)	(380)
Domestic production activities deduction	(1,191)	(822)	(964)
Lower foreign taxes differential	(842)	(820)	(476)
Uncertain tax positions	346	(93)	26
Valuation allowance	100	-	(59)
Federal tax reform – deferred rate change	(1,624)	-	-
Deemed mandatory repatriation	1,370	-	-
Foreign withholding tax	600	-	-
Other	22	360	287

Income tax expense	$12,823	$11,599	$12,157

The Company made income tax payments of $13.5 million, $7.8 million, and $13.5 million in 2017, 2016, and 2015, respectively.

Deferred income tax assets and liabilities consist of:

	2017	2016	2015
Deferred tax assets:
Inventories	$ 1,131	$ 721	$ 1,664
Accrued liabilities	1,872	3,139	2,450
Postretirement health benefits obligation	3,844	7,449	7,547
Pension	-	-	3,443
Other	583	879	292

Total deferred tax assets	7,430	12,188	15,396
Valuation allowance	(459)	(277)	(277)

Net deferred tax assets	6,971	11,911	15,119
Deferred tax liabilities:
Depreciation and amortization	(8,715)	(16,119)	(18,059)
Pension	(997)	(3,017)	-
Foreign withholding tax	(600)	-	-

Total deferred tax liabilities	(10,312)	(19,136)	(18,059)

Net deferred tax liabilities	$ (3,341)	$ (7,225)	$ (2,940)

The Company has state tax credit carryforwards of $644,000 and $518,000 as of December 31, 2017 and 2016, respectively, that will expire incrementally between 2018 and 2022.

The Company has a valuation allowance of $459,000 as of December 31, 2017 and $277,000 as of December 31, 2016 against certain of its deferred tax assets. ASC 740 requires that a valuation allowance be recorded against deferred tax assets when it is more likely than not that some or all of a Company’s deferred tax assets will not be realized based on available positive and negative evidence.

Total unrecognized tax benefits were $797,000 and $492,000 at December 31, 2017 and 2016, respectively. The total amount of unrecognized tax benefits that, if ultimately recognized, would reduce the Company’s annual effective tax rate were $674,000 and $397,000 at December 31, 2017 and 2016, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2017	2016	2015
Balance at beginning of year	$ 492	$ 567	$ 576
Additions based on tax positions related to the current year	239	101	113
Additions based on tax positions related to prior years	165	-	-
Reductions due to lapse of applicable statute of limitations	(99)	(108)	(101)
Settlements	-	(68)	(21)

Balance at end of year	$ 797	$ 492	$ 567

The Company is subject to income taxes in the U.S. federal and various state, local and foreign jurisdictions. Income tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2013. The Company has $56,000 of unrecognized tax benefits recorded for periods for which the relevant statutes of limitations expire in the next 12 months.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense for all periods presented. The Company accrued approximately $168,000, $98,000 and $116,000 for the payment of interest and penalties at December 31, 2017, 2016 and 2015, respectively.

On December 22, 2017, the United States enacted tax reform legislation commonly known as the Tax Cuts and Jobs Act (the “Tax Act”), resulting in significant modifications to existing law. The Company follows the guidance in SEC Staff Accounting Bulletin 118 (“SAB 118”), which provides additional clarification regarding the application of ASC 740 in situations where the Company does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act for the reporting period in which the Tax Act was enacted. SAB 118 provides for a measurement period beginning in the reporting period that includes the Tax Act’s enactment date and ending when the Company has obtained, prepared, and analyzed the information needed in order to complete the accounting requirements but in no circumstances should the measurement period extend beyond one year from the enactment date.

The Company recorded $0.4 million provisional net tax expense in the fourth quarter of 2017 to reflect the effects of the Tax Act. This net expense included a provisional noncurrent income tax payable in the amount of $1.4 million related to the one-time deemed repatriation transition tax on previously unrepatriated foreign earnings and a one-time provisional benefit of $1.6 million, which consisted primarily of the re-measurement of U.S. deferred tax assets and liabilities reflecting the change in the U.S. federal rate from 35% to 21%. The Company has also recorded a $0.6 million foreign withholding tax. The provisional estimates are based on the Company’s initial analysis of the Tax Act. Given the significant complexity of the Tax Act, anticipated guidance from the U. S. Treasury about implementing the Tax Act, and the potential for additional guidance from the Securities and Exchange Commission or the Financial Accounting Standards Board related to the Tax Act, these estimates may be adjusted during 2018.

Note 7 – Pensions and Other Postretirement Benefits

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

Additionally, the Company sponsors defined contribution pension plans made available to all domestic and Canadian employees. Total contributions to the plans were $1.9 million for 2017 and $1.6 million in each of the years 2016 and 2015.

The Company also sponsors a non-contributory defined benefit postretirement health care plan that provides health benefits to certain domestic and Canadian retirees and their spouses. The Company funds the cost of these benefits as incurred. For measurement purposes, and based on maximum benefits as defined by the plan, a zero percent annual rate of increase in the per capita cost of covered health care benefits for domestic retirees age 65 and over was assumed for 2017 and is expected to remain constant going forward. A 5% rate of increase for all employees under age 65 and Canadian retirees over age 65 was assumed. Plan changes made during 2017 related to prescription drug coverage, spousal coverage and premiums being charged for retirees under age 65 resulted in a decrease in the Accumulated Postretirement Benefit Obligation at year-end.

The Company recognizes the obligations associated with its defined benefit pension plan and defined benefit postretirement health care plan in its consolidated financial statements. The following table presents the plans’ funded status as of the measurement date reconciled with amounts recognized in the Company’s consolidated balance sheets:

	Pension Plan		Postretirement Plan
	2017	2016	2017	2016
Accumulated benefit obligation at end of year	$63,173	$64,033	$17,367	$22,340
Change in projected benefit obligation:
Benefit obligation at beginning of year	$77,107	$77,600	$22,340	$22,430
Service cost	2,727	2,837	1,249	1,192
Interest cost	2,537	2,643	814	842
Plan Changes	-	-	(6,646)	-
Settlement	1,398	-	-	-
Benefits paid	(12,066)	(5,510)	(2,278)	(1,637)
Effect of foreign exchange	-	-	24	7
Actuarial loss (gain)	4,786	(463)	1,864	(494)

Benefit obligation at end of year	$76,489	$77,107	$17,367	$22,340

Change in plan assets:
Plan assets at beginning of year	$83,318	$68,291	$ -	$ -
Actual return on plan assets	7,550	4,537	-	-
Employer contributions	2,000	16,000	2,278	1,637
Benefits paid	(12,066)	(5,510)	(2,278)	(1,637)

Plan assets at end of year	80,802	83,318	-	-

Funded status at end of year	$ 4,313	$ 6,211	$(17,367)	$(22,340)

	Pension Plan		Postretirement Plan
	2017	2016	2017	2016
Amounts recognized in the Consolidated Balance Sheets consist of:
Noncurrent assets	$4,313	$6,211	$ -	$ -
Current liabilities	-	-	(1,630)	(1,631)
Noncurrent liabilities	-	-	(15,737)	(20,709)

Total assets (liabilities)	$4,313	$6,211	$(17,367)	$(22,340)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss (gain)	$24,571	$27,041	$(5,377)	$(7,890)
Prior Service Cost	-	-	(6,646)	-
Deferred tax (benefit) expense	(9,223)	(10,506)	3,683	2,978

After tax actuarial loss (gain)	$15,348	$16,535	$(8,340)	$(4,912)

Components of net periodic benefit cost:
	2017	2016	2015
Pension Plan
Service cost	$2,727	$2,837	$3,064
Interest cost	2,537	2,643	2,640
Expected return on plan assets	(4,697)	(4,150)	(4,060)
Recognized actuarial loss	1,770	2,101	2,230
Settlement loss	4,031	-	3,783

Net periodic benefit cost	$6,368	$3,431	$7,657

Other changes in pension plan assets and benefit obligations recognized in other comprehensive loss:
Net (gain) loss	$(2,470)	$(2,952)	$1,156

Total expense (income) recognized in net periodic benefit cost and other comprehensive income	$ 3,898	$ 479	$8,813

Postretirement Plan
Service cost	$1,249	$1,192	$1,194
Interest cost	814	842	790
Recognized actuarial gain	(677)	(699)	(649)

Net periodic benefit cost	$1,386	$1,335	$1,335

Other changes in postretirement plan assets and benefit obligations recognized in other comprehensive loss:
Net (gain) loss	$(4,105)	$ 205	$(529)

Total (benefit) expense recognized in net periodic benefit cost and other comprehensive income	$(2,719)	$1,540	$ 806

During 2017 and 2015, the Company recorded a settlement loss relating to retirees that received lump-sum distributions from the Company’s defined benefit pension plan totaling $4.0 million and $3.8 million, respectively. These charges were the result of lump-sum payments to retirees which exceeded the Plan’s actuarial service and interest cost thresholds. No settlement loss was incurred in 2016.

The prior service cost is amortized on a straight-line basis over the average estimated remaining service period of active participants. The unrecognized actuarial gain or loss in excess of the greater of 10% of the benefit obligation or the market value of plan assets is also amortized on a straight-line basis over the average estimated remaining service period of active participants.

	Pension Plan		Postretirement Plan
	2017	2016	2017	2016
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	3.27%	3.60%	3.39%	3.77%
Rate of compensation increase	3.50%	3.50%	-	-

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	3.27%	3.70%	3.77%	3.90%
Expected long-term rate of return on plan assets	6.00%	6.00%	-	-
Rate of compensation Increase	3.50%	3.50%	-	-

To enhance the Company’s efforts to mitigate the impact of the defined benefit pension plan on its financial statements, in 2014 the Company moved towards a liability driven investing model to more closely align assets with liabilities based on when the liabilities are expected to come due. Currently, based on 2017 funding levels, equities may comprise between 7% and 27% of the Plan’s market value. Fixed income investments may comprise between 70% and 90% of the Plan’s market value. Alternative investments may comprise between 0% and 6% of the Plan’s market value. Cash and cash equivalents (including all senior debt securities with less than one year to maturity) may comprise between 0% and 10% of the Plan’s market value.

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

All of the Plan’s assets in the following table sets forth by asset class the Plan’s fair value of assets.

Plan fair value asset allocation by category:

2017	$	%

Level 1:
Equity	$14,637	18%
Fixed income	12,573	16%
Mutual funds	857	1%
Money funds and cash	6,173	8%

Total Level 1	34,240	43%
Level 2:
Fixed income	46,556	57%
Money funds

Total Level 2	46,556	57%
Level 3:
Equity	6	-

Total Level 3	6	-

Total fair value of Plan assets	$80,802	100%

2016	$	%

Level 1:
Equity	$19,752	24%
Fixed income	11,805	14%
Mutual funds	-	-
Money funds and cash	11,134	13%

Total Level 1	42,691	51%
Level 2:
Fixed income	40,597	49%
Money funds	-	-

Total Level 2	40,597	49%
Level 3:
Equity	30	-

Total Level 3	30	-

Total fair value of Plan assets	$83,318	100%

Contributions

The Company expects to contribute $2 million to its defined benefit pension plan in 2018.

Expected future benefit payments

The following benefit payments are expected to be paid as follows based on actuarial calculations:

	2018	2019	2020	2021	2022	Thereafter
Pension	$4,274	$4,251	$5,427	$5,046	$5,964	$26,953
Postretirement	1,657	1,519	1,373	1,215	1,157	5,960

A one percentage point increase in the assumed health care trend rate would increase postretirement expense by approximately $271,000, changing the benefit obligation by approximately $1.6 million; while a one percentage point decrease in the assumed health care trend rate would decrease postretirement health care expense by approximately $233,000, changing the benefit obligation by approximately $1.4 million. The assumed trend rates for healthcare costs are a 5% increase per year for retirees prior to the age 65 and 0% for retirees post age 65. A 5% rate of increase for all employees under age 65 and Canadian retirees over age 65 was assumed.

A one percentage point change in the assumed rate of return on the defined benefit pension plan assets is estimated to have an approximate $783,000 effect on pension expense. Additionally, a one percentage point increase in the discount rate is estimated to have a $1.2 million decrease in pension expense, while a one percentage point decrease in the discount rate is estimated to have a $1.4 million increase in pension expense.

Note 8 – Goodwill and Other Intangible Assets

The major components of goodwill and other intangible assets are:

	2017		2016
	Historical Cost	Accumulated Amortization	Historical Cost	Accumulated Amortization
Finite-lived intangible assets:
Customer relationships	$ 7,966	$4,791	$11,885	$4,650
Technology and drawings	6,758	3,121	6,741	2,804
Other intangibles	1,866	1,021	1,723	942

Total finite-lived intangible assets	16,590	8,933	20,349	8,396
Goodwill	27,551	-	28,030	-
Trade names and trademarks	2,710	-	2,888	-

Total	$46,851	$8,933	$51,267	$8,396

Amortization of intangible assets was $1.6 million, $1.7 million and $1.5 million in 2017, 2016 and 2015, respectively. Amortization of these intangible assets for 2018 through 2022 is expected to approximate $1.0 million per year.

Changes in the carrying value of goodwill during the years ended December 31, 2017 and 2016 are as follows:

Goodwill
Balance at December 31, 2015	$24,559
Acquisitions	5,187
Impairment	(1,800)
Foreign currency	84

Balance at December 31, 2016	28,030
Acquisitions	-
Impairment	(925)
Foreign currency	446

Balance at December 31, 2017	$27,551

The decreasing demand for barge pumps for the marine transportation market, driven by low oil prices and overcapacity of inland barges, has continued to negatively affect the Bayou City Pump Company (“Bayou”)

reporting unit, leading management to reconsider its estimates for future profitability of this reporting unit prior to the October 1 annual goodwill impairment testing date in 2017 and thereby increasing the likelihood that the associated goodwill and other intangible assets could be impaired. As such, the Company performed an interim discounted cash flow analysis to test for potential impairment of goodwill pursuant to ASC 350. As a result of this impairment test, the Company concluded that the goodwill was impaired and recorded a non-cash impairment charge of $0.9 million which represented the full remaining amount of Bayou’s goodwill. This impairment charge is included in Impairment of goodwill and other intangible assets on the Condensed Consolidated Statements of Income.

For 2017, the Company used a quantitative analysis for the annual goodwill impairment testing as of October 1 for its National Pump Company (“National”) reporting unit. The fair value for this reporting unit was estimated using a discounted cash flow model, which considered forecasted cash flows discounted at an estimated weighted- average cost of capital. The forecasted cash flows were based on the Company’s long-term operating plan and a terminal value was used to estimate the cash flows beyond the period covered by the operating plan. The weighted-average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt market holders of a business enterprise. These analyses require the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates and the timing of expected future cash flows. Sensitivity analyses were performed around these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values.

The result of this goodwill impairment test indicated that no impairment existed at National. The Company’s annual impairment analysis performed as of October 1, 2017 concluded that National’s fair value exceeded its carrying value by approximately 7%. A sensitivity analysis was performed for the National reporting unit, assuming a hypothetical 50 basis point decrease in the expected long-term growth rate or a hypothetical 50 basis point increase in the weighted average cost of capital, and both scenarios independently yielded an estimated fair value for the National reporting unit slightly above carrying value. If recently depressed U.S. agricultural conditions continue for an extended time, this market’s related growth and profitability assumptions may reduce National’s indicated fair value to require a potential future impairment charge. Goodwill relating to the National reporting unit represents 3% of the Company’s December 31, 2017 total assets.

For 2017, for all other reporting units, the Company used a qualitative analysis for goodwill impairment testing as of October 1. This qualitative assessment included consideration of current industry and market conditions and circumstances as well as any mitigating factors that would most affect the fair value of the Company and these reporting units. Based on the assessment and consideration of the totality of the facts and circumstances, including the business environment in the fourth quarter of 2017, the Company determined that it was not more likely than not that the fair value of the Company or these reporting units is less than their respective carrying amounts. As such, no goodwill impairments for these reporting units were recorded for the year ended December 31, 2017.

Other indefinite-lived intangible assets primarily consist of trademarks and trade names. The fair value of these assets is also tested annually for impairment as of October 1, or whenever events or changes in circumstances indicate there may be a possible permanent loss of value. The fair value of these assets is determined using a royalty relief methodology similar to that employed when the associated assets were acquired, but using updated estimates of future sales, cash flows and profitability. For 2017 and 2016 the fair value of all indefinite lived intangible assets exceeded the respective carrying values.

Finite-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recovered through future net cash flows generated by the assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net undiscounted cash flows estimated to be generated by such assets. Based upon our fiscal 2017 and 2016 quantitative and qualitative impairment analyses, except for Bayou’s customer relationship intangible asset and the risk related to National’s indicated fair value, the Company was not aware of any events or changes in circumstances that indicate the carrying value of its finite-lived intangible assets may not be recoverable. In 2017, due primarily to the continued decreased demand for barge pumps for the marine transportation market driven by low oil prices and overcapacity of inland barges, the Company performed a recoverability test related to Bayou’s customer relationship intangible asset pursuant to ASC 360. As a result of the recoverability test, Bayou recorded a pre-tax non-cash customer relationship impairment charge of $3.2 million, which represented the full amount of Bayou’s customer relationships. The impairment charge is included in Impairment of goodwill and other intangible assets on the Condensed Consolidated Statements of Income.

Note 9 – Business Segment Information

The Company operates in one business segment comprising the design, manufacture and sale of pumps and pump systems. The Company’s products are used in water, wastewater, construction, industrial, petroleum, original equipment, agriculture, fire protection, heating, ventilation and air conditioning (HVAC), military and other liquid-handling applications.

The pumps and pump systems are marketed in the United States and worldwide through a broad network of distributors, through manufacturers’ representatives (for sales to many original equipment manufacturers), through third-party distributor catalogs, and by direct sales. International sales are made primarily through foreign distributors and representatives.

The Company sells to approximately 150 countries around the world. The components of customer sales, determined based on the location of customers are:

	2017	%	2016	%	2015	%

United States	$241,746	64	$250,872	66	$269,628	66
Foreign countries	137,643	36	131,199	34	136,522	34

Total	$379,389	100	$382,071	100	$406,150	100

Net sales from external customers by product category are:

	2017	2016	2015
Pumps and pump systems	$322,201	$328,973	$352,652
Repairs of pumps and pump systems and other	57,188	53,098	53,498

Total	$379,389	$382,071	$406,150

As of December 31, 2017 and 2016, 89% and 92% of the Company’s long-lived assets were located in the United States, respectively.

Note 10 – Acquisitions

In October 2016, the Company, through its wholly-owned subsidiary Patterson Pump Company (“Patterson”), acquired substantially all of the assets and certain liabilities of Morrison Pump Company (“Morrison”). The purchase price consisted of cash and deferred payments. The deferred payments represent the estimated fair value of the additional variable cash consideration payable in connection with the acquisition that is contingent upon the achievement of certain performance milestones. The Company estimated the fair value using expected future cash flows over the period in which the obligation is expected to be settled, which are considered to be level 3 inputs. The Company recognized goodwill of $5.2 million related to the asset acquisition of Morrison.

The results of operations of Morrison have been included in Gorman-Rupp’s consolidated results since October 2016.

In August 2015, the Company’s subsidiary, Gorman-Rupp Europe B.V., acquired substantially all of the assets and certain liabilities of Hydro+ SA (“Hydro”) and Hydro+ Rental SPRL (“Hydro Rental”), subsequently renamed Gorman-Rupp Rental SPRL, based near Namur, Belgium. The Company assumed $1.9 million in bank debt, which was subsequently paid off in 2015. The Company recognized customer relationships of $748,000, technology and drawings of $130,000, tradenames and trademarks of $70,000 and goodwill of $2.4 million related to the asset acquisition of Hydro and Hydro Rental.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Based on the evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO Criteria). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.

The independent registered public accounting firm of Ernst & Young LLP that has audited the consolidated financial statements included in this annual report on Form 10-K, has also issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2017. This report is included on the following page.

/s/ Jeffrey S. Gorman

Jeffrey S. Gorman

President and Chief Executive Officer

/s/ James C. Kerr

James C. Kerr

Chief Financial Officer

February 23, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Gorman-Rupp Company

Opinion on Internal Control over Financial Reporting

We have audited The Gorman-Rupp Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Gorman-Rupp Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2017 consolidated financial statements of the Company and our report dated February 23, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Cleveland, Ohio

February 23, 2018

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

Attention is directed to the sections captioned “Election of Directors,” “Board of Directors and Board Committees,” “Audit Committee Report,” “Beneficial Ownership of Shares” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Notice of 2018 Annual Meeting of Shareholders and related Proxy Statement (filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.

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

Attention is directed to the sections “Board of Directors and Board Committees,” “Executive Compensation,” “Compensation Discussion and Analysis,” “Pension Benefits,” “Summary Compensation Table,” “Grants of Plan Based Awards,” “Outstanding Equity Awards at December 31, 2017,” “Non-Employee Director Compensation,” “Risk Oversight,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” and “CEO Pay Ratio” in the Company’s definitive Notice of 2018 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Attention is directed to the section “Beneficial Ownership of Shares” and “Election of Directors” in the Company’s definitive Notice of 2018 Annual Meeting of Shareholders and related Proxy Statement (filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2017 about the Company’s Common Shares that may be issued upon exercise of options, warrants and rights granted, and shares remaining available for issuance, under all of the Company’s existing equity compensation plans, including the 2015 Omnibus Incentive Plan and the 2016 Non-Employee Directors’ Compensation Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	-	$-0-	814,203
Equity compensation plans not approved by shareholders	-	n/a	-

Total	-	$-0-	814,203

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Attention is directed to the section “Board of Directors and Board Committees” and “Related Party Transactions” in the Company’s definitive Notice of 2018 Annual Meeting of Shareholders and related Proxy Statement (filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which is incorporated herein by this reference. The Company has no relationships or transactions required to be reported by Item 404 of Regulation S-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Attention is directed to the section “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive Notice of 2018 Annual Meeting of Shareholders and related Proxy Statement (filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which is incorporated herein by this reference.

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

ANNUAL REPORT ON FORM 10-K

THE GORMAN-RUPP COMPANY

For the Year Ended December 31, 2017

EXHIBIT INDEX

Exhibit Number	Description
(3)(4)(a)	Amended Articles of Incorporation, as amended*
(3)(4)(b)	Amended Regulations**
(10)(a)	Form of Indemnification Agreement between the Company and its Directors***
(10)(b)	Form of Indemnification Agreement between the Company and its Officers***
(10)(c)	2015 Omnibus Incentive Plan****#
(10)(d)	Form of Performance Share Grant Agreement*****#
(10)(e)	2016 Non-Employee Directors’ Compensation Plan******#
(14)	Code of Ethics
(21)	Subsidiaries of the Company
(23)	Consent of Independent Registered Public Accounting Firm
(24)	Powers of Attorney
(31) (a)	Certification of Chief Executive Officer (Section 302 of the Sarbanes-Oxley Act of 2002)
(31) (b)	Certification of Chief Financial Officer (Section 302 of the Sarbanes-Oxley Act of 2002)
(32)	Certification Pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101.INS)	XBRL Instance Document
(101.SCH)	XBRL Taxonomy Extension Schema Document
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated herein by this reference from Exhibit (3)(4)(a) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
**	Incorporated herein by this reference from Exhibit (3)(ii)(4) of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.
***	Incorporated herein by this reference from Exhibits (10)(a)(b) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
****	Incorporated herein by this reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 28, 2015.
*****	Incorporated herein by this reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 4, 2015.
******	Incorporated herein by this reference from Exhibit (4)(c) of the Company’s Registration Statement on Form S-8 filed on May 24, 2016.
#	Management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GORMAN-RUPP COMPANY

*By:	/s/ BRIGETTE A. BURNELL
Brigette A. Burnell
Attorney-In-Fact

Date: February 23, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

*JEFFREY S. GORMAN	President and Chief Executive Officer and Director
Jeffrey S. Gorman	(Principal Executive Officer)

*JAMES C. KERR	Chief Financial Officer
James C. Kerr	(Principal Financial and Accounting Officer)

*JAMES C. GORMAN	Director
James C. Gorman

*M. ANN HARLAN	Director
M. Ann Harlan

*THOMAS E. HOAGLIN	Director
Thomas E. Hoaglin

*CHRISTOPHER H. LAKE	Director
Christopher H. Lake

*KENNETH R. REYNOLDS	Director
Kenneth R. Reynolds

*RICK R. TAYLOR	Director
Rick R. Taylor

*W. WAYNE WALSTON	Director
W. Wayne Walston

*	The undersigned, by signing her name hereto, does sign and execute this Annual Report on Form 10-K on behalf of The Gorman-Rupp Company and on behalf of each of the above-named Officers and Directors of The Gorman-Rupp Company pursuant to Powers of Attorney executed by The Gorman-Rupp Company and by each such Officer and Director and filed with the Securities and Exchange Commission.

February 23, 2018

By:	/s/ BRIGETTE A. BURNELL
Brigette A. Burnell
Attorney-In-Fact