Form 10-Q
period 2018-03-31
GORMAN RUPP CO
filed 2018-05-01
CIK 42682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

There were 26,106,623 shares of common stock, without par value, outstanding at April 27, 2018.

The Gorman-Rupp Company

Three months ended March 31, 2018 and 2017

PART I. FINANCIAL INFORMATION

ITEM 1—FINANCIAL	STATEMENTS (UNAUDITED)

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2018	2017
Net sales	$96,604	$92,603
Cost of products sold	70,398	70,351

Gross profit	26,206	22,252
Selling, general and administrative expenses	14,356	13,594

Operating income	11,850	8,658
Other income (expense), net	806	(1,338)

Income before income taxes	12,656	7,320
Income taxes	3,039	2,255

Net income	$9,617	$5,065

Earnings per share	$0.37	$0.19
Cash dividends per share	$0.125	$0.115
Average number of shares outstanding	26,106,623	26,093,123

See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Net income	$9,617	$5,065
Cumulative translation adjustments	189	547
Pension and postretirement medical liability adjustments, net of tax	510	1,276

Other comprehensive income	699	1,823

Comprehensive income	$10,316	$6,888

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Thousands of dollars)	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$88,389	$79,680
Accounts receivable, net	65,038	67,369
Inventories, net	79,132	74,967
Prepaid and other	5,868	5,918

Total current assets	238,427	227,934
Property, plant and equipment, net	116,053	117,071
Other assets	8,728	7,779
Prepaid pension assets	4,218	4,313
Goodwill and other intangible assets, net	37,690	37,918

Total assets	$405,116	$395,015

Liabilities and equity
Current liabilities:
Accounts payable	$16,348	$15,798
Payroll and employee related liabilities	11,185	12,027
Commissions payable	8,000	7,589
Deferred revenue and customer deposits	4,967	4,098
Accrued expenses	8,763	6,184

Total current liabilities	49,263	45,696
Postretirement benefits	15,499	15,737
Other long-term liabilities	7,806	8,087

Total liabilities	72,568	69,520
Equity:
Common shares, without par value:
Authorized – 35,000,000 shares;
Outstanding – 26,106,623 shares at March 31, 2018 and December 31, 2017 (after deducting treasury shares of 942,173, respectively), at stated capital amounts	5,100	5,100
Additional paid-in capital	526	526
Retained earnings	338,732	332,378
Accumulated other comprehensive loss	(11,810)	(12,509)

Total equity	332,548	325,495

Total liabilities and equity	$405,116	$395,015

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(Thousands of dollars)	2018	2017
Cash flows from operating activities:
Net income	$9,617	$5,065
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,600	3,754
Pension expense	879	2,394
Changes in operating assets and liabilities:
Accounts receivable, net	2,658	(5,905)
Inventories, net	(3,892)	1,323
Accounts payable	359	436
Commissions payable	354	(1,242)
Deferred revenue and customer deposits	869	147
Income taxes	3,014	2,929
Accrued expenses and other	(1,493)	717
Benefit obligations	(1,443)	(2,018)

Net cash provided by operating activities	14,522	7,600
Cash used for investing activities, capital additions	(2,033)	(1,950)
Cash used for financing activities:
Cash dividends	(3,263)	(3,001)
Other	(371)	—

Net cash used for financing activities	(3,634)	(3,001)
Effect of exchange rate changes on cash	(146)	198
Net increase in cash and cash equivalents	8,709	2,847
Cash and cash equivalents:
Beginning of period	79,680	57,604

End of period	$88,389	$60,451

See notes to consolidated financial statements (unaudited).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in tables in thousands of dollars, except for per share amounts)

NOTE 1 - BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The consolidated financial statements include the accounts of The Gorman-Rupp Company (the “Company” or “Gorman-Rupp”) and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management of the Company, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of results that may be expected for the year ending December 31, 2018. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, from which related information herein has been derived.

Certain prior year amounts have been reclassified to conform to the first quarter of 2018 presentation.

NOTE 2 - RECENTLY ISSUED ACCOUNTING STANDARDS

The Company considers the applicability and impact of all Accounting Standard Updates (“ASUs”). ASUs not listed below were assessed and determined either to be not applicable or are expected to have minimal impact on the Company’s consolidated financial statements.

Recently Adopted Accounting Standards

In March 2017, the FASB issued ASU No. 2017-07, “Compensation—Retirement Benefits (Topic 715) – Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which provides additional guidance on the presentation of net periodic pension and postretirement benefit costs in the income statement and on the components eligible for capitalization. The amendments in this ASU require that an employer report the service cost component of the net periodic benefit costs in the same income statement line item as other compensation costs arising from services rendered by employees during the period. The non-service-cost components of net periodic benefit costs are to be presented in the income statement separately from the service cost components and outside a subtotal of income from operations. The ASU also allows for the capitalization of the service cost components, when applicable (i.e., as a cost of internally-manufactured inventory or a self-constructed asset). The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company adopted ASU 2017-07 on January 1, 2018 on a retrospective basis. As permitted by this ASU, previously disclosed components of postretirement net periodic benefit costs were used as an estimation basis for applying the retrospective presentation as a practical expedient. The adoption of the ASU decreased first quarter of 2018 operating income by $59,000 and increased the first quarter of 2017 operating income by $1.7 million. The application of the ASU to the first quarter of 2017 reduced cost of products sold by $1.1 million, reduced selling, general and administrative expenses by $0.6 million, and reduced other income (expense), net by $1.7 million. Included in the income statement line changes for the first quarter of 2017 was $1.7 million of pension settlement charge previously presented within operating income, which, due to the retrospective adoption of this ASU, has been reclassed outside of operating income in the consolidated statements of income.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes most current revenue recognition guidance, including industry-specific guidance, and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. Subsequent accounting standards updates have been issued, which amend and/or clarify the application of ASU 2014-09. On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method. See Note 3 for further details.

Recently Issued Accounting Standards Not Yet Adopted

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220)—Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act

(“Tax Act”) signed into law in December 2017. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 and early adoption is permitted. The Company currently does not expect the adoption of ASU 2018-02 will have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with a term of more than one year. Accounting by lessors will remain similar to existing U.S. GAAP. Subsequent accounting standards updates have been issued, which amend and/or clarify the application of ASU 2016-02. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 and early adoption is permitted. The Company currently does not expect the adoption of ASU 2016-02 will have a material impact on its consolidated financial statements as its future minimum lease commitments are not material.

NOTE 3 - REVENUE

Adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606)

On January 1, 2018, the Company adopted ASU 2014-09 using the modified retrospective method applied to those contracts which were not completed as of December 31, 2017. Results for reporting periods beginning after January 1, 2018 are presented under Accounting Standards Codification (“ASC”) Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with historic accounting guidance under ASC Topic 605. After assessment of the cumulative impact of adopting ASU 2014-09, it was determined that the cumulative effect adjustment required under the new guidance was immaterial and therefore the Company did not record a retrospective adjustment to the opening balance of retained earnings at January 1, 2018.

Disaggregation of Revenue

The following tables disaggregate total net sales by major product category and geographic location:

Product Category	March 31, 2018	March 31, 2017
Pumps and pump systems	$80,484	$77,556
Repair parts for pumps and pump systems and other	16,120	15,047

Total net sales	$96,604	$92,603

Geographic Location	March 31, 2018	March 31, 2017
United States	$64,434	$59,172
Foreign countries	32,170	33,431

Total net sales	$96,604	$92,603

International sales represented approximately 33% and 36% of total net sales for the first quarter of 2018 and 2017, respectively, and were made to customers in many different countries around the world. No sales made to customers in any one foreign country amounted to more than 5% of total net sales during the first quarter of 2018 and 2017.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to a customer, and is the unit of account in ASC Topic 606. The transaction price for a customer contract is allocated to each distinct performance obligation and recognized as revenue when, or as, the Company’s performance obligation is satisfied. Substantially all of our customer contracts are fixed-price contracts and the majority of our customer contracts have a single performance obligation, as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contract. For customer contracts with multiple performance obligations, the Company allocates revenue to each performance obligation based on its relative standalone selling price, which is generally determined based on standalone selling prices charged to customers or using expected cost plus margin.

All of the Company’s performance obligations, and associated revenue, are generally transferred to customers at a point in time, with the exception of certain highly customized pump products, which are transferred to the customer over time. Revenue from performance obligations transferred to the customer over time and recognized in the first quarter of 2018 was $0.1 million greater than what would have been recorded prior to the adoption of ASU 2014-09.

On March 31, 2018, the Company had $127.3 million of remaining performance obligations, also referred to as backlog. The Company expects to recognize as revenue substantially all of its remaining performance obligations within one year.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the consolidated balance sheets. For certain highly customized pump products, revenue is recognized over time before the customer is invoiced, resulting in contract assets. Sometimes the Company receives advances or deposits from its customers before revenue is recognized, resulting in contract liabilities. These contract assets and liabilities are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period.

The beginning and ending balances of the Company’s contract assets and liabilities for the first quarter of 2018 and 2017 are as follows:

	Beginning balances at December 31, 2017	Ending balances at March 31, 2018
Contract assets	$—	$126
Contract liabilities	$4,098	$4,967

Revenue recognized for the first quarter of 2018 that was included in the contract liability balance at the beginning of the period was $1.5 million.

NOTE 4 - INVENTORIES

Inventories are stated at the lower of cost or market. The costs for approximately 70% of inventories at March 31, 2018 and 72% at December 31, 2017 were determined using the last-in, first-out (“LIFO”) method, with the remainder determined using the first-in, first-out (FIFO) method applied on a consistent basis. Replacement cost approximated current cost and the excess over LIFO cost was approximately $60.5 million and $59.7 million at March 31, 2018 and December 31, 2017, respectively. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management’s estimate of expected year-end inventory levels and costs, and are subject to the final year-end LIFO inventory valuation.

Allowances for excess and obsolete inventory totaled $5.2 million and $4.9 million at March 31, 2018 and December 31, 2017, respectively.

The major components of net inventories are as follows:

	March 31, 2018	December 31, 2017
Raw materials and in-process	$19,798	$17,528
Finished parts	50,927	48,247
Finished products	8,407	9,192

Total net inventories	$79,132	$74,967

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of the following:

	March 31, 2018	December 31, 2017
Land	$4,212	$4,187
Buildings	106,724	106,437
Machinery and equipment	172,563	170,615

	283,499	281,239
Less accumulated depreciation	(167,446)	(164,168)

Property, plant and equipment, net	$116,053	$117,071

NOTE 6 - PRODUCT WARRANTIES

A liability is established for estimated future warranty and service claims based on historical claims experience and specific product failures. The Company expenses warranty costs directly to cost of products sold. Changes in the Company’s product warranty liability are:

	March 31,
	2018	2017
Balance at beginning of year	$1,098	$1,435
Provision	378	606
Claims	(415)	(530)

Balance at end of period	$1,061	$1,511

NOTE 7 - PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors a defined benefit pension plan (the “Plan”) covering certain domestic employees. Benefits are based on each covered employee’s years of service and compensation. The Plan is funded in conformity with the funding requirements of applicable U.S. regulations. The Plan was closed to new participants effective January 1, 2008. Employees hired after this date, in eligible locations, participate in an enhanced 401(k) plan instead of the Plan. Employees hired prior to this date continue to accrue benefits under the plan.

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

The Company adopted ASU 2017-07 on January 1, 2018 on a retrospective basis as discussed in Note 2. The amendments in this ASU require that an employer report the service cost component of the net periodic benefit costs in the same income statement line item as other compensation costs arising from services rendered by employees during the period. As such, service cost is included in cost of products sold and selling, general and administrative expenses on the consolidated statements of income and the remaining components of net period benefit cost are included in other income (expense), net.

The following tables present the components of net periodic benefit cost:

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2018	2017	2018	2017
Service cost	$693	$752	$194	$312
Interest cost	606	668	141	203
Expected return on plan assets	(1,204)	(1,196)	—	—
Amortization of prior service cost	—	—	(283)	—
Recognized actuarial loss (gain)	397	490	(103)	(168)
Settlement loss	387	1,680	—	—

Net periodic benefit cost	$879	$2,394	$(51)	$347

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes reclassifications out of accumulated other comprehensive income (loss):

	Three Months Ended March 31,
	2018	2017
Pension and other postretirement benefits:
Recognized actuarial loss (a)	$294	$322
Settlement loss (b)	387	1,680

Total before income tax	$681	$2,002
Income tax	(171)	(726)

Net of income tax	$510	$1,276

(a)	The recognized actuarial loss is included in the computation of net periodic benefit cost. See Note 7 for additional details.
(b)	The settlement loss is included in other income (expense), net on the consolidated statements of income.

The following tables summarize changes in balances for each component of accumulated other comprehensive income (loss):

	Currency Translation Adjustments	Pension and Other Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2017	$(5,321)	$(7,188)	$(12,509)
Reclassification adjustments	—	681	681
Current period credit	189	—	189
Income tax expense	—	(171)	(171)

Balance at March 31, 2018	$(5,132)	$(6,678)	$(11,810)

	Currency Translation Adjustments	Pension and Other Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2016	$(8,842)	$(11,623)	$(20,465)
Reclassification adjustments	—	2,002	2,002
Current period credit	547	14	561
Income tax expense	—	(740)	(740)

Balance at March 31, 2017	$(8,295)	$(10,347)	$(18,642)

NOTE 9 - INCOME TAXES

The Tax Act enacted in December 2017 reduced the federal corporate tax rate on U.S. earnings to 21% and moved from a global taxation regime to a modified territorial regime. The Company’s lower effective income tax rate of 24.0% for the first quarter of 2018 compared to 30.8% for the first quarter of 2017 was due primarily to the Tax Act.

There have been no changes to the provisional amounts the Company recorded in the fourth quarter of 2017 regarding transitional impacts of the Tax Act. The provisional amounts are based on the Company’s initial analysis of the Tax Act. Given the significant complexity of the Tax Act and the potential for additional guidance from the U.S. Treasury, Securities and Exchange Commission or the Financial Accountings Standards Board related to the Tax Act, these estimates may be adjusted during the remainder of 2018. Adjustments to the provisional amounts recorded in the fourth quarter of 2017 will affect the Company’s tax expense in the period that the final adjustments are determined, which will be no later than the fourth quarter of 2018.

The Company is evaluating certain aspects of the Tax Act, including the deferred tax effects of the global intangible low-taxed income (“GILTI”) provision of the Tax Act. Under U.S. GAAP, the Company is allowed to make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI resulting from those items in the year the tax is incurred. As of March 31, 2018, the Company included GILTI related to current-year operations in its estimated annual effective tax rate, but has not yet made a policy decision regarding whether to record deferred taxes on GILTI. The policy decision will be made no later than the fourth quarter of 2018, and any impact of the decision will be recorded in the period the decision is made.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in tables in thousands of dollars, except for per share amounts)

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements, and notes thereto, and the other financial data included elsewhere in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with the Company’s audited consolidated financial statements, and notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its Annual Report on Form 10-K for the year ended December 31, 2017.

Executive Overview

The following discussion of Results of Operations includes certain non-GAAP financial data, and measures such as adjusted earnings before interest, taxes, depreciation and amortization and adjusted earnings per share amounts which exclude non-cash pension settlement charges in 2018 and 2017. Management utilizes these adjusted financial data and measures to assess comparative operations against those of prior periods without the distortion of non-comparable factors. The Gorman-Rupp Company believes that these non-GAAP financial data and measures also will be useful to investors in assessing the continuing strength of the Company’s underlying operations from period to period. Provided below is a reconciliation of adjusted earnings per share amounts and adjusted earnings before interest, taxes, depreciation and amortization.

	Three Months Ended March 31,
	2018	2017
Adjusted earnings per share:
Reported earnings per share – GAAP basis	$0.37	$0.19
Plus pension settlement charge	0.01	0.04

Non-GAAP adjusted earnings per share	$0.38	$0.23

Adjusted earnings before interest, taxes, depreciation and amortization:
Reported net income–GAAP basis	$9,617	$5,065
Plus income taxes	3,039	2,255
Plus depreciation and amortization	3,600	3,754

Non-GAAP earnings before interest, taxes, depreciation and amortization	16,256	11,074
Plus pension settlement charge	387	1,680

Non-GAAP adjusted earnings before interest, taxes, depreciation and amortization	$16,643	$12,754

The Gorman-Rupp Company (“we”, “our” or the “Company”) is a leading designer, manufacturer and international marketer of pumps and pump systems for use in diverse water, wastewater, construction, dewatering, industrial, petroleum, original equipment, agriculture, fire protection, heating, ventilating and air conditioning (HVAC), military and other liquid-handling applications. The Company attributes its success to long-term product quality, applications and performance combined with timely delivery and service, and continually seeks to develop initiatives to improve performance in these key areas.

We actively pursue growth opportunities through organic growth, international business expansion and acquisitions.

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

The Company places a strong emphasis on cash flow generation and maintaining excellent liquidity and financial flexibility. This focus has afforded us the ability to reinvest our cash resources and preserve a strong balance sheet to position us for future acquisition and product development opportunities. The Company had no bank debt as of March 31, 2018. The Company’s cash position increased $8.7 million during the first quarter of 2018 to $88.4 million at March 31, 2018 and the Company generated $16.6 million in adjusted earnings before interest, taxes, depreciation and amortization during the same period.

Capital additions for 2018 are presently planned to be in the range of $10-$15 million primarily for building expansion and machinery and equipment purchases, and are expected to be financed through internally-generated funds and existing lines of credit.

Net sales during the first quarter of 2018 were $96.6 million compared to $92.6 million during the first quarter of 2017, an increase of 4.3% or $4.0 million. Domestic sales increased 8.9% or $5.3 million while international sales decreased 3.8% or $1.3 million compared to the same period in 2017.

Gross profit was $26.2 million for the first quarter of 2018, resulting in gross margin of 27.1%, compared to gross profit of $22.3 million and gross margin of 24.0% for the same period in 2017. The 310 basis point increase in gross margin was largely driven by favorable sales mix.

Selling, general and administrative expense (“SG&A”) was $14.4 million and 14.9% of net sales for the first quarter of 2018 compared to $13.6 million and 14.7% of net sales for the same period in 2017. SG&A as a percentage of sales increased 20 basis points due principally to personnel costs.

Operating income was $11.9 million, resulting in operating margin of 12.3% for the first quarter of 2018, compared to operating income of $8.7 million and operating margin of 9.3% for the same period in 2017. Operating margin improved 300 basis points due principally to increased sales and favorable sales mix.

Net income was $9.6 million during the first quarter of 2018 compared to $5.1 million in the first quarter of 2017, and earnings per share were $0.37 and $0.19 for the respective periods. The Company’s effective tax rate decreased to 24.0% for the first quarter of 2018 from 30.8% for the first quarter of 2017, due primarily to the impact U.S. Tax Cuts and Jobs Act (the “Tax Act”) enacted in December 2017. Earnings per share for the first quarter of 2018 and 2017 included a non-cash pension settlement charge of $0.01 and $0.04 per share, respectively.

The Company’s backlog of orders was $127.3 million at March 31, 2018 compared to $96.9 million at March 31, 2017 and $114.0 million at December 31, 2017. The backlog at March 31, 2018 increased 31% as compared to March 31, 2017 driven by increased incoming orders in most of the markets the Company serves, most notably in the municipal, industrial and fire protection markets.

On April 26, 2018, the Board of Directors authorized the payment of a quarterly dividend of $0.125 per share on the common stock of the Company, payable June 8, 2018, to shareholders of record as of May 15, 2018. This will mark the 273rd consecutive quarterly dividend paid by The Gorman-Rupp Company. The dividend yield at March 31, 2018 was 1.7%.

The Company currently expects to continue its exceptional history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.

Outlook

We are pleased to be off to a strong start in 2018 with increased sales and continued improvement in gross and operating margins. The 21% increase in incoming orders during the first quarter compared to the first quarter of last year was across the majority of our markets. Although the agriculture market has improved somewhat, it remains soft compared to historical levels. We are closely monitoring the possible effect new tariffs may have on material costs and international sales. However, increased emphasis on infrastructure improvements at both the federal and state levels, coupled with the impact of lower taxes, could be additional positive factors over the next several years. Our underlying fundamentals remain strong and we believe that we remain well positioned to drive long-term growth. Our strong balance sheet provides us with the flexibility to continue to evaluate acquisition opportunities and new product development that we expect will help add value to our operations over the longer term.

The Tax Act enacted in December 2017 reduced the federal corporate tax rate on U.S. earnings to 21% and moved from a global taxation regime to a modified territorial regime. The Company’s lower effective income tax rate of 24.0% for the first quarter of 2018 compared to 30.8% for the first quarter of 2017 was due primarily to the Tax Act. The Company’s current estimate of its full year effective tax rate is between 23% and 26%.

Three Months Ended March 31, 2018 vs. Three Months Ended March 31, 2017

Net Sales

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Net Sales	$96,604	$92,603	$4,001	4.3%

Net sales during the first quarter of 2018 were $96.6 million compared to $92.6 million during the first quarter of 2017, an increase of 4.3% or $4.0 million. Domestic sales increased 8.9% or $5.3 million while international sales decreased 3.8% or $1.3 million compared to the same period in 2017.

Sales in our water markets increased 2.4% or $1.5 million in the first quarter of 2018 compared to the first quarter of 2017. Sales in the construction market increased $3.6 million due primarily to sales to rental market customers related to increased oil and gas drilling activity. In addition, sales of repair parts increased $1.4 million and sales in the agriculture market increased $0.4 million. These increases were partially offset by decreased sales in the municipal market of $3.0 million primarily driven by decreased shipments attributable to flood control projects. Sales in the fire protection market decreased $1.0 million due principally to market softness in the Middle East, although domestic shipments have increased driven largely by improved economic factors.

Sales increased 8.6% or $2.5 million in non-water markets during the first quarter of 2018 compared to the first quarter of 2017. Sales in the industrial market increased $1.4 million and sales in the petroleum market increased $1.1 million, with increases in both markets principally attributable to increased capital spending related to oil and gas drilling activity.

International sales were $32.2 million in the first quarter of 2018 compared to $33.4 million in the same period last year and represented 33% and 36% of total sales for the Company in each of the two periods, respectively. International sales increased in the petroleum and repair markets and continued to be softer in the fire protection market due primarily to sluggish economic conditions in the Middle East.

Cost of Products Sold and Gross Profit

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Cost of products sold	$70,398	$70,351	$47	0.1%
% of Net sales	72.9%	76.0%
Gross Margin	27.1%	24.0%

Gross profit was $26.2 million for the first quarter of 2018, resulting in gross margin of 27.1%, compared to gross profit of $22.3 million and gross margin of 24.0% for the same period in 2017. The 310 basis point increase in gross margin was largely driven by favorable sales mix.

Selling, General and Administrative Expenses (SG&A)

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Selling, general and administrative expenses	$14,356	$13,594	$762	5.6%
% of Net sales	14.9%	14.7%

SG&A was $14.4 million and 14.9% of net sales for the first quarter of 2018 compared to $13.6 million and 14.7% of net sales for the same period in 2017. SG&A as a percentage of net sales increased 20 basis points due principally to personnel costs.

Operating Income

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Operating income	$11,850	$8,658	$3,192	36.9%
% of Net sales	12.3%	9.3%

Operating income was $11.9 million, resulting in operating margin of 12.3% for the first quarter of 2018, compared to operating income of $8.7 million and operating margin of 9.3% for the same period in 2017. Operating margin improved 300 basis points due principally to increased sales and favorable sales mix.

Net Income

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Income before income taxes	$12,656	$7,320	$5,336	72.9%
% of Net sales	13.1%	7.9%

Income taxes	$3,039	$2,255	$784	34.8%
Effective tax rate	24.0%	30.8%

Net income	$9,617	$5,065	$4,552	89.9%
% of Net sales	10.0%	5.5%

Earnings per share	$0.37	$0.19	$0.18	94.7%

The increase in net income in the first quarter of 2018 compared to the same period in 2017 was due primarily to increased sales and improved gross margin. Net income in the first quarters of 2018 and 2017 included a non-cash pension settlement charge of $0.3 million and $1.1 million, net of income taxes, respectively. The decrease in the effective tax rate between the two periods was due primarily to the impact of the Tax Act enacted in December 2017.

Earnings per share for the first quarter of 2018 included a non-cash pension settlement charge of $0.01 per share. Earnings per share for the first quarter of 2017 included a non-cash pension settlement charge of $0.04 per share.

Liquidity and Capital Resources

Cash and cash equivalents totaled $88.4 million and there was no outstanding bank debt at March 31, 2018. The Company had $22.4 million available in bank lines of credit after deducting $8.6 million in outstanding letters of credit primarily related to customer orders. The Company was in compliance with its debt covenants, including limits on additional borrowings and maintenance of certain operating and financial ratios, at March 31, 2018 and December 31, 2017.

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

The following table reconciles adjusted earnings before interest, income taxes and depreciation and amortization as reconciled above to free cash flow:

	Three Months Ended March 31,
	2018	2017
Non-GAAP adjusted earnings before interest, taxes, depreciation and amortization	$16,643	$12,754
Less capital expenditures	(2,033)	(1,950)
Less cash dividends	(3,263)	(3,001)

Non-GAAP free cash flow	$11,347	$7,803

Financial Cash Flow

	Three Months Ended March 31,
	2018	2017
Beginning of period cash and cash equivalents	$79,680	$57,604
Net cash provided by operating activities	14,522	7,600
Net cash used for investing activities	(2,033)	(1,950)
Net cash used for financing activities	(3,634)	(3,001)
Effect of exchange rate changes on cash	(146)	198

Net increase in cash and cash equivalents	8,709	2,847

End of period cash and cash equivalents	$88,389	$60,451

The increase in cash provided by operating activities in the first quarter of 2018 compared to the same period last year was primarily due to a decrease in accounts receivable, offset by increased inventories and customer deposits.

During the first quarter of each of 2018 and 2017, investing activities of $2.0 million for both periods primarily consisted of capital expenditures for machinery and equipment.

Net cash used for financing activities for the first quarter of 2018 of $3.6 million and $3.0 million for the first quarter of 2017 primarily consisted of dividend payments.

The Company currently expects to continue its exceptional history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.

Critical Accounting Policies

Our critical accounting policies are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our Consolidated Financial Statements for the year ended December 31, 2017 contained in our Annual Report on Form 10-K for the year ended December 31, 2017. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the notes to our consolidated financial statements in this Quarterly Report on Form 10-Q. The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

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

Such factors include, but are not limited to: (1) continuation of the current and projected future business environment; (2) highly competitive markets; (3) availability of raw materials; (4) loss of key management; (5) cyber security threats; (6) acquisition performance and integration; (7) compliance with, and costs related to, a variety of import and export laws and regulations; (8) environmental compliance costs and liabilities; (9) exposure to fluctuations in foreign currency exchange rates; (10) conditions in foreign countries in which we conduct business; (11) changes in our tax rates and exposure to additional income tax liabilities; (12) impairment in the value of intangible assets, including goodwill; (13) defined benefit pension plan settlement expense; (14) family ownership of common equity; and (15) risks described from time to time in our reports filed with the Securities and Exchange Commission. Except to the extent required by law, we do not undertake and specifically decline any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk associated principally with changes in foreign currency exchange rates. The Company’s foreign currency exchange rate risk is limited primarily to the Euro, the Canadian Dollar, the South African Rand and the British Pound. The Company manages its foreign exchange risk principally through invoicing customers in the same currency as the source of products. The foreign currency transaction gains (losses) for the first three months of 2018 and the first three months of 2017 were $0.4 million and $0.2 million, respectively, and are reported within other income (expense), net on the Consolidated Statements of Income.

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

An evaluation was carried out under the supervision and with the participation of the Company’s Management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no material changes from the legal proceedings previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

ITEM 1A.	RISK FACTORS

There are no material changes from the risk factors previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

Exhibit 101

Financial statements from the Quarterly Report on Form 10-Q of The Gorman-Rupp Company for the quarter ended March 31, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Gorman-Rupp Company
(Registrant)

Date: May 1, 2018

	By:	/s/ James C. Kerr
James C. Kerr
Chief Financial Officer