Form 10-Q
period 2018-06-30
GORMAN RUPP CO
filed 2018-07-31
CIK 42682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

There were 26,117,045 shares of common stock, without par value, outstanding at July 27, 2018.

The Gorman-Rupp Company

Three and six months ended June 30, 2018 and 2017

PART I. FINANCIAL INFORMATION

ITEM 1—FINANCIAL	STATEMENTS (UNAUDITED)

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2018	2017	2018	2017
Net sales	$111,827	$97,872	$208,431	$190,475
Cost of products sold	81,962	70,627	152,360	140,978

Gross profit	29,865	27,245	56,071	49,497
Selling, general and administrative expenses	14,872	14,084	29,228	27,678

Operating income	14,993	13,161	26,843	21,819
Other income (expense), net	(2,407)	(1,354)	(1,601)	(2,692)

Income before income taxes	12,586	11,807	25,242	19,127
Income taxes	2,413	3,959	5,452	6,214

Net income	$10,173	$7,848	$19,790	$12,913

Earnings per share	$0.39	$0.30	$0.76	$0.49
Cash dividends per share	$0.125	$0.115	$0.250	$0.230
Average number of shares outstanding	26,107,670	26,096,881	26,107,149	26,095,013

See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Net income	$10,173	$7,848	$19,790	$12,913
Cumulative translation adjustments	(1,855)	1,317	(1,666)	1,864
Pension and postretirement medical liability adjustments, net of tax	1,921	1,280	2,431	2,556

Other comprehensive income	66	2,597	765	4,420

Comprehensive income	$10,239	$10,445	$20,555	$17,333

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Thousands of dollars)	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$83,721	$79,680
Accounts receivable, net	74,058	67,369
Inventories, net	79,418	74,967
Prepaid and other	5,297	5,918

Total current assets	242,494	227,934
Property, plant and equipment, net	115,426	117,071
Other assets	7,574	7,779
Prepaid pension assets	8,087	4,313
Goodwill and other intangible assets, net	36,966	37,918

Total assets	$410,547	$$395,015

Liabilities and equity
Current liabilities:
Accounts payable	$16,446	$15,798
Payroll and employee related liabilities	14,585	12,027
Commissions payable	8,514	7,589
Deferred revenue and customer deposits	3,332	4,098
Accrued expenses	5,308	6,184

Total current liabilities	48,185	45,696
Postretirement benefits	15,190	15,737
Other long-term liabilities	7,605	8,087

Total liabilities	70,980	69,520
Equity:
Common shares, without par value:
Authorized – 35,000,000 shares;
Outstanding – 26,108,045 shares at June 30, 2018 and 26,106,623 shares at December 31, 2017 (after deducting treasury shares of 940,751 and 942,173, respectively), at stated capital amounts	5,100	5,100
Additional paid-in capital	564	526
Retained earnings	345,647	332,378
Accumulated other comprehensive loss	(11,744)	(12,509)

Total equity	339,567	325,495

Total liabilities and equity	$410,547	$395,015

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Thousands of dollars)	2018	2017
Cash flows from operating activities:
Net income	$19,790	$12,913
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,210	7,433
Pension expense	3,660	4,696
Contributions to pension plan	(4,000)	(2,000)
Changes in operating assets and liabilities:
Accounts receivable, net	(7,254)	(649)
Inventories, net	(5,214)	3,227
Accounts payable	966	461
Commissions payable	1,025	(3,642)
Income taxes	(3,839)	3,227
Accrued expenses and other	(2,886)	(2,687)
Benefit obligations	4,879	1,008

Net cash provided by operating activities	14,337	23,987
Cash used for investing activities:
Capital additions	(5,479)	(3,345)
Proceeds (purchases) of short-term investments, net	2,969	(5,999)

Net cash used for investing activities	(2,510)	(9,344)
Cash used for financing activities:
Cash dividends	(6,527)	(6,002)
Other	(459)	—

Net cash used for financing activities	(6,986)	(6,002)
Effect of exchange rate changes on cash	(800)	729

Net increase in cash and cash equivalents	4,041	9,370
Cash and cash equivalents:
Beginning of period	79,680	57,604

End of period	$83,721	$66,974

See notes to consolidated financial statements (unaudited).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in tables in thousands of dollars, except for per share amounts)

NOTE 1 - BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The consolidated financial statements include the accounts of The Gorman-Rupp Company (the “Company” or “Gorman-Rupp”) and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management of the Company, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of results that may be expected for the year ending December 31, 2018. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, from which related information herein has been derived.

Certain prior year amounts have been reclassified to conform to the three and six months ended June 30, 2018 presentation and reflect the adoption of certain accounting standard updates. These reclassifications had no impact on the Company’s previously reported net income, consolidated balance sheets, or consolidated statements of cash flows.

NOTE 2 - RECENTLY ISSUED ACCOUNTING STANDARDS

The Company considers the applicability and impact of all Accounting Standard Updates (“ASUs”). ASUs not listed below were assessed and determined either to be not applicable or are expected to have minimal impact on the Company’s consolidated financial statements.

Recently Adopted Accounting Standards

In March 2017, the FASB issued ASU No. 2017-07, “Compensation—Retirement Benefits (Topic 715) – Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which provides additional guidance on the presentation of net periodic pension and postretirement benefit costs in the income statement and on the components eligible for capitalization. The amendments in this ASU require that an employer report the service cost component of the net periodic benefit costs in the same income statement line item as other compensation costs arising from services rendered by employees during the period. The non-service-cost components of net periodic benefit costs are to be presented in the income statement separately from the service cost components and outside a subtotal of income from operations. The ASU also allows for the capitalization of the service cost components, when applicable (i.e., as a cost of internally-manufactured inventory or a self-constructed asset). The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company adopted ASU 2017-07 on January 1, 2018 on a retrospective basis. As permitted by this ASU, previously disclosed components of postretirement net periodic benefit costs were used as an estimation basis for applying the retrospective presentation as a practical expedient. See Note 7 for further details.

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

Recently Issued Accounting Standards Not Yet Adopted

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220)—Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act (“Tax Act”) signed into law in December 2017. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 and early adoption is permitted. The Company currently does not expect the adoption of ASU 2018-02 will have a material impact on its consolidated financial statements.

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

Disaggregation of Revenue

The following tables disaggregate total net sales by major product category and geographic location:

	Product Category
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Pumps and pump systems	$97,784	$84,020	$178,611	$161,485
Repair parts for pumps and pump systems and other	14,043	13,852	29,820	28,990

Total net sales	$111,827	$97,872	$208,431	$190,475

	Geographic Location
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
United States	$71,519	$63,456	$135,952	$122,628
Foreign countries	40,308	34,416	72,479	67,847

Total net sales	$111,827	$97,872	$208,431	$190,475

International sales represented approximately 36% and 35% of total net sales for the second quarter of 2018 and 2017, respectively, and were made to customers in many different countries around the world.

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

All of the Company’s performance obligations, and associated revenue, are generally transferred to customers at a point in time, with the exception of certain highly customized pump products, which are transferred to the customer over time. Revenue from performance obligations transferred to the customer over time and recognized in the second quarter of 2018 was $0.5 million greater than what would have been recorded prior to the adoption of ASU 2014-09.

On June 30, 2018, the Company had $128.9 million of remaining performance obligations, also referred to as backlog. The Company expects to recognize as revenue substantially all of its remaining performance obligations within one year.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the consolidated balance sheets. For certain highly customized pump products, revenue is recognized over time before the customer is invoiced, resulting in contract assets. Sometimes the Company receives advances or deposits from its customers before revenue is recognized, resulting in contract liabilities. These contract assets and liabilities are reported on the consolidated balance sheets as a component of Other Assets and Deferred Revenue and customer deposits, respectively, on a contract-by-contract basis at the end of each reporting period.

The beginning and ending balances of the Company’s contract assets and liabilities as of June 30, 2018 are as follows:

	Beginning balances at December 31, 2017	Ending balances at June 30, 2018
Contract assets	$—	$586
Contract liabilities	$4,098	$3,332

Revenue recognized for the six months ended June 30, 2018 that was included in the contract liability balance at December 31, 2017 was $3.3 million.

NOTE 4 - INVENTORIES

Inventories are stated at the lower of cost or net realizable value. The costs for approximately 71% of inventories at June 30, 2018 and 72% at December 31, 2017 were determined using the last-in, first-out (“LIFO”) method, with the remainder determined using the first-in, first-out (FIFO) method applied on a consistent basis. Replacement cost approximated current cost and the excess over LIFO cost was approximately $61.4 million and $59.7 million at June 30, 2018 and December 31, 2017, respectively. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management’s estimate of expected year-end inventory levels and costs, and are subject to the final year-end LIFO inventory valuation.

Allowances for excess and obsolete inventory totaled $5.2 million and $4.9 million at June 30, 2018 and December 31, 2017, respectively.

The major components of net inventories are as follows:

	June 30, 2018	December 31, 2017
Raw materials and in-process	$21,531	$17,528
Finished parts	49,211	48,247
Finished products	8,676	9,192

Total net inventories	$79,418	$74,967

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of the following:

	June 30, 2018	December 31, 2017
Land	$4,141	$4,187
Buildings	106,366	106,437
Machinery and equipment	175,053	170,615

	285,560	281,239
Less accumulated depreciation	(170,134)	(164,168)

Property, plant and equipment, net	$115,426	$117,071

NOTE 6 - PRODUCT WARRANTIES

A liability is established for estimated future warranty and service claims based on historical claims experience and specific product failures. The Company expenses warranty costs directly to cost of products sold. Changes in the Company’s product warranty liability are:

	June 30,
	2018	2017
Balance at beginning of year	$1,098	$1,435
Provision	586	815
Claims	(686)	(1,012)

Balance at end of period	$998	$1,238

NOTE 7 - PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors a defined benefit pension plan (the “Plan”) covering certain domestic employees. Benefits are based on each covered employee’s years of service and compensation. The Plan is funded in conformity with the funding requirements of applicable U.S. regulations. The Plan was closed to new participants effective January 1, 2008. Employees hired after this date, in eligible locations, participate in an enhanced 401(k) plan instead of the Plan. Employees hired prior to this date continue to accrue benefits under the Plan. The Company has contributed $4.0 million to the Plan in the first six months of 2018 and does not expect to make any further contributions during the remainder of the year.

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

The following tables present the components of net periodic benefit costs:

	Pension Benefits		Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2018	2017	2018	2017
Service cost	$602	$671	$194	$312
Interest cost	632	650	141	204
Expected return on plan assets	(1,103)	(1,191)	—	—
Amortization of prior service cost	—	—	(282)	—
Recognized actuarial loss (gain)	421	459	(104)	(169)
Settlement loss	2,229	1,713	—	—

Net periodic benefit cost	$2,781	$2,302	$(51)	$347

	Pension Benefits		Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Service cost	$1,295	$1,422	$388	$624
Interest cost	1,238	1,319	282	407
Expected return on plan assets	(2,307)	(2,387)	—	—
Amortization of prior service cost	—	—	(565)	—
Recognized actuarial loss (gain)	818	949	(207)	(337)
Settlement loss	2,616	3,393	—	—

Net periodic benefit cost	$3,660	$4,696	$(102)	$694

During the three and six months ended June 30, 2018, the Company recorded settlement losses relating to retirees that received lump-sum distributions from the Company’s defined benefit pension plan totaling $2.2 million and $2.6 million, respectively. These charges were the result of lump-sum payments to retirees which exceeded the Plan’s actuarial service and interest cost thresholds.

The Company adopted ASU 2017-07 on January 1, 2018 on a retrospective basis as discussed in Note 2. Pursuant to the amendments in this ASU, the service cost component is now included in cost of products sold and selling, general and administrative expenses. The non-service cost components of net periodic benefit costs are now included in other income (expense), net in the consolidated statements of income. The Company utilized the practical expedient approach, based on amounts previously disclosed, to reclassify non-service components of net periodic benefit cost from cost of products sold and selling, general and administrative expenses, into other income (expense), net on the consolidated statements of income.

The following table summarizes the amounts reclassified into other income (expense), net for the three and six months ended June 30, 2017:

	Three	Six
	Months ended June 30,
	2017	2017
Cost of products sold	$(1,100)	$(2,157)
Selling, general and administrative expenses	(567)	(1,187)

Total amount reclassified	$(1,667)	$(3,344)

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes reclassifications out of accumulated other comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Pension and other postretirement benefits:
Recognized actuarial loss (a)	$317	$290	$611	$612
Settlement loss (b)	2,229	1,713	2,616	3,393

Total before income tax	$2,546	$2,003	$3,227	$4,005
Income tax	(625)	(723)	(796)	(1,449)

Net of income tax	$1,921	$1,280	$2,431	$2,556

(a)	The recognized actuarial loss is included in the computation of net periodic benefit cost. See Note 7 for additional details.
(b)	The settlement loss is included in other income (expense), net on the consolidated statements of income.

The following tables summarize changes in balances for each component of accumulated other comprehensive income (loss):

	Currency Translation Adjustments	Pension and Other Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2017	$(5,321)	$(7,188)	$(12,509)
Reclassification adjustments	—	3,227	3,227
Current period credit	(1,666)	—	(1,666)
Income tax expense	—	(796)	(796)

Balance at June 30, 2018	$(6,987)	$(4,757)	$(11,744)

	Currency Translation Adjustments	Pension and Other Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2016	$(8,842)	$(11,623)	$(20,465)
Reclassification adjustments	—	4,005	4,005
Current period credit	1,864	—	1,864
Income tax expense	—	(1,449)	(1,449)

Balance at June 30, 2017	$(6,978)	$(9,067)	$(16,045)

NOTE 9 - INCOME TAXES

The Tax Act enacted in December 2017 reduced the federal corporate tax rate on U.S. earnings to 21% and moved from a global taxation regime to a modified territorial regime. The Company’s lower effective income tax rates of 19.2% and 21.6% for the second quarter and first six months of 2018, respectively, compared to 33.5% and 32.5% for the second quarter and first six months of 2017, were due primarily to the Tax Act.

During the second quarter of 2018, the Company recorded an adjustment of $0.2 million of income tax expense to the provisional amounts the Company recorded in the fourth quarter of 2017 regarding transitional impacts of the Tax Act. The provisional amounts are based on the Company’s current analysis of the Tax Act. Given the significant complexity of the Tax Act and the potential for additional guidance from the U.S. Treasury, Securities and Exchange Commission or the Financial Accountings Standards Board related to the Tax Act, these estimates may be adjusted during the remainder of 2018. Adjustments to the provisional amounts recorded in the fourth quarter of 2017 will affect the Company’s tax expense in the period that the final adjustments are determined, which will be no later than the fourth quarter of 2018.

The Company is evaluating certain aspects of the Tax Act, including the deferred tax effects of the global intangible low-taxed income (“GILTI”) provision of the Tax Act. Under U.S. GAAP, the Company is allowed to make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI resulting from those items in the year the tax is incurred. As of June 30, 2018, the Company included GILTI related to current-year operations in its estimated annual effective tax rate, but has not yet made a policy decision regarding whether to record deferred taxes on GILTI. The policy decision will be made no later than the fourth quarter of 2018, and any impact of the decision will be recorded in the period the decision is made.

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

Executive Overview

The following discussion of Results of Operations includes certain non-GAAP financial data and measures such as adjusted earnings before interest, taxes, depreciation and amortization and adjusted earnings per share amounts which exclude non-cash pension settlement charges in 2018 and 2017. Management utilizes these adjusted financial data and measures to assess comparative operations against those of prior periods without the distortion of non-comparable factors. The Gorman-Rupp Company believes that these non-GAAP financial data and measures also will be useful to investors in assessing the continuing strength of the Company’s underlying operations from period to period. Provided below is a reconciliation of adjusted earnings per share amounts and adjusted earnings before interest, taxes, depreciation and amortization.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Adjusted earnings per share:
Reported earnings per share – GAAP basis	$0.39	$0.30	$0.76	$0.49
Plus pension settlement charge per share	0.07	0.05	0.08	0.09

Non-GAAP adjusted earnings per share	$0.46	$0.35	$0.84	$0.58

Adjusted earnings before interest, taxes, depreciation and amortization:
Reported net income–GAAP basis	$10,173	$7,848	$19,790	$12,913
Plus income taxes	2,413	3,959	5,452	6,214
Plus depreciation and amortization	3,610	3,679	7,210	7,433

Non-GAAP earnings before interest, taxes, depreciation and amortization	16,196	15,486	32,452	26,560
Plus pension settlement charge	2,229	1,713	2,616	3,393

Non-GAAP adjusted earnings before interest, taxes, depreciation and amortization	$18,425	$17,199	$35,068	$29,953

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

The Company places a strong emphasis on cash flow generation and maintaining excellent liquidity and financial flexibility. This focus has afforded us the ability to reinvest our cash resources and preserve a strong balance sheet to position us for future acquisition and product development opportunities. The Company had no bank debt as of June 30, 2018. The Company’s cash position increased $4.0 million during the first six months of 2018 to $83.7 million at June 30, 2018 and the Company generated $35.1 million in adjusted earnings before interest, taxes, depreciation and amortization during the same period.

Capital expenditures for the first six months of 2018 were $5.5 million and consisted primarily of machinery and equipment. Capital expenditures for the full-year 2018 are presently planned to be in the range of $10-$15 million and expected to be financed through internally generated funds.

Net sales for the second quarter of 2018 were $111.8 million compared to $97.9 million for the second quarter of 2017, an increase of 14.3% or $14.0 million, due primarily to increased sales volume in most of our markets. Domestic sales increased 12.7% or $8.1 million and international sales increased 17.1% or $5.9 million compared to the same period in 2017.

Gross profit was $29.9 million for the second quarter of 2018, resulting in gross margin of 26.7%, compared to gross profit of $27.2 million and gross margin of 27.8% for the same period in 2017. The second quarter of 2017 included the recording of a one-time legal settlement that resulted in a favorable impact of 50 basis points. The remaining 60 basis point decrease in gross margin was largely driven by product mix and, to a lesser extent, higher material costs.

Selling, general and administrative expenses (“SG&A”) was $14.9 million and 13.3% of net sales for the second quarter of 2018 compared to $14.1 million and 14.4% of net sales for the same period in 2017. Although SG&A increased due principally to personnel costs, SG&A as a percentage of sales improved 110 basis points as a result of increased sales volume.

Operating income was $15.0 million, resulting in operating margin of 13.4% for the second quarter of 2018, compared to operating income of $13.2 million and operating margin of 13.4% for the same period in 2017.

The Company’s effective tax rate decreased to 19.2% for the second quarter of 2018 from 33.5% for the second quarter of 2017, due primarily to the impact of the U.S. Tax Cuts and Jobs Act (“Tax Act”) enacted in December 2017. Excluding discrete impacts of pension plan contributions and transition tax adjustments, the effective tax rate for the second quarter of 2018 was 22.1%.

Net income was $10.2 million for the second quarter of 2018 compared to $7.8 million in the second quarter of 2017, and earnings per share were $0.39 and $0.30 for the respective periods. A non-cash pension settlement charge reduced second quarter of 2018 earnings by $0.07 per share and second quarter of 2017 earnings by $0.05 per share.

Net sales for the first six months of 2018 were $208.4 million compared to $190.5 million for the first six months of 2017, an increase of 9.4% or $18.0 million. Domestic sales increased 10.9% or $13.3 million and international sales increased 6.8% or $4.7 million compared to the same period in 2017.

Gross profit was $56.1 million for the first six months of 2018, resulting in gross margin of 26.9%, compared to gross profit of $49.5 million and gross margin of 26.0% for the same period in 2017. The 90 basis point increase in gross margin was largely driven by favorable product mix.

SG&A was $29.2 million and 14.0% of net sales for the first six months of 2018 compared to $27.7 million and 14.5% of net sales for the same period in 2017. Although SG&A increased due principally to personnel costs, SG&A as a percentage of sales improved 50 basis points as a result of increased sales volume.

Operating income was $26.8 million, resulting in operating margin of 12.9% for the first six months of 2018, compared to operating income of $21.8 million and operating margin of 11.5% for the same period in 2017. Operating margin improved 140 basis points due principally to increased sales volume and favorable product mix.

The Company’s effective tax rate decreased to 21.6% for the first six months of 2018 from 32.5% for the first six months of 2017, due primarily to the impact of the Tax Act enacted in December 2017. Excluding discrete impacts of pension plan contributions and transition tax adjustments, the effective tax rate for the first six months of 2018 was 23.1%.

Net income was $19.8 million for the first six months of 2018 compared to $12.9 million in the first six months of 2017, and earnings per share were $0.76 and $0.49 for the respective periods. A non-cash pension settlement charge reduced the first six months of 2018 earnings by $0.08 per share and the first six months of 2017 earnings by $0.09 per share.

The Company’s backlog of orders was $128.9 million at June 30, 2018 compared to $103.6 million at June 30, 2017 and $114.0 million at December 31, 2017. The backlog at June 30, 2018 increased 24.4% as compared to June 30, 2017 driven by increased incoming orders in most of the markets the Company serves, most notably in the municipal and fire protection markets.

On July 26, 2018, the Board of Directors authorized the payment of a quarterly dividend of $0.125 per share on the common stock of the Company, payable September 10, 2018, to shareholders of record as of August 15, 2018. This will mark the 274th consecutive quarterly dividend paid by The Gorman-Rupp Company. The dividend yield at June 30, 2018 was 1.4%.

The Company currently expects to continue its exceptional history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.

Outlook

We are pleased with the second quarter and six months of 2018 financial results. Incoming orders have increased 15% in the first six months of 2018 as compared to the first six months of 2017 across the majority of our markets, and we remain encouraged going in to the second half of the year. Although the agriculture market has improved somewhat, it remains soft compared to historical levels. We have begun to experience higher material costs due to the recent tariff increases and are carefully monitoring the impact of these on our material costs and sales. However, increased emphasis on infrastructure improvements at both the federal and state levels, coupled with the impact of lower taxes, could be additional positive factors over the next several years. Our underlying fundamentals remain strong and we believe that we remain well positioned to drive long-term growth. Our strong balance sheet provides us with the flexibility to continue to evaluate acquisition opportunities and new product development that we expect will help add value to our operations over the longer term.

The Tax Act enacted in December 2017 reduced the federal corporate tax rate on U.S. earnings to 21% and moved from a global taxation regime to a modified territorial regime. The Company’s lower effective income tax rates of 19.2% and 21.6% for the second quarter and first six months of 2018, respectively, compared to 33.5% and 32.5% for the second quarter and first six months of 2017, respectively, were due primarily to the Tax Act. Excluding discrete impacts of pension plan contributions and transition tax adjustments, the effective income tax rates for the second quarter and first six months of 2018 would have been 22.1% and 23.1%, respectively. The Company’s current estimate of its full year effective income tax rate is between 23% and 25%.

Three Months Ended June 30, 2018 vs. Three Months Ended June 30, 2017

Net Sales

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Net Sales	$111,827	$97,872	$13,955	14.3%

Net sales for the second quarter of 2018 were $111.8 million compared to $97.9 million for the second quarter of 2017, an increase of 14.3% or $14.0 million. Domestic sales increased 12.7% or $8.1 million and international sales increased 17.1% or $5.9 million compared to the same period in 2017.

Sales in our water markets increased 17.3% or $11.8 million in the second quarter of 2018 compared to the second quarter of 2017. Sales in the fire protection market increased $5.5 million with increases both domestically and internationally due to improved economic conditions, including increased commercial building activity. Sales in the municipal market increased $3.9 million due primarily to positive municipal economic sentiment. In addition, sales of repair parts increased $1.8 million, and sales in the agriculture and construction markets each increased $0.3 million.

Sales increased 7.3% or $2.2 million in non-water markets during the second quarter of 2018 compared to the second quarter of 2017. Sales in the industrial market increased $3.1 million due principally to increased capital spending related to oil and gas drilling activity. This increase was partially offset by decreased sales in the OEM market of $0.5 million and decreased sales in the petroleum market of $0.4 million.

International sales were $40.3 million in the second quarter of 2018 compared to $34.4 million in the same period last year and represented 36% and 35% of total sales for the Company in each of the two periods, respectively. International sales increased most notably in the fire protection, industrial and construction markets and decreased in the OEM market.

Cost of Products Sold and Gross Profit

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Cost of products sold	$81,962	$70,627	$11,335	16.0%
% of Net sales	73.3%	72.2%
Gross Margin	26.7%	27.8%

Gross profit was $29.9 million for the second quarter of 2018, resulting in gross margin of 26.7%, compared to gross profit of $27.2 million and gross margin of 27.8% for the same period in 2017. The second quarter of 2017 included the recording of a one-time legal settlement that resulted in a favorable impact of 50 basis points. The remaining 60 basis point decrease in gross margin was largely driven by product mix and, to a lesser extent, higher material costs.

Selling, General and Administrative Expenses (SG&A)

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Selling, general and administrative expenses	$14,872	$14,084	$788	5.6%
% of Net sales	13.3%	14.4%

SG&A was $14.9 million and 13.3% of net sales for the second quarter of 2018 compared to $14.1 million and 14.4% of net sales for the same period in 2017. Although SG&A increased due principally to personnel costs, SG&A as a percentage of sales improved 110 basis points as a result of increased sales volume.

Operating Income

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Operating income	$14,993	$13,161	$1,832	13.9%
% of Net sales	13.4%	13.4%

Operating income was $15.0 million, resulting in operating margin of 13.4% for the second quarter of 2018, compared to operating income of $13.2 million and operating margin of 13.4% for the same period in 2017.

Net Income

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Income before income taxes	$12,586	$11,807	$779	6.6%
% of Net sales	11.3%	12.1%

Income taxes	$2,413	$3,959	$(1,546)	(39.1)%
Effective tax rate	19.2%	33.5%

Net income	$10,173	$7,848	$2,325	29.6%
% of Net sales	9.1%	8.0%

Earnings per share	$0.39	$0.30	$0.09	30.0%

The Company’s effective tax rate decreased to 19.2% for the second quarter of 2018 from 33.5% for the second quarter of 2017, due primarily to the impact of the Tax Act enacted in December 2017. Excluding discrete impacts of pension plan contributions and transition tax adjustments, the effective tax rate for the second quarter of 2018 was 22.1%.

The increase in net income in the second quarter of 2018 compared to the same period in 2017 was due primarily to increased sales volume and the decrease in the effective tax rate. Net income in the second quarters of 2018 and 2017 included non-cash pension settlement charges of $1.7 million and $1.1 million, net of income taxes, respectively.

Earnings per share for the second quarters of 2018 and 2017 included non-cash pension settlement charges of $0.07 and $0.05 per share, respectively.

Six Months Ended June 30, 2018 vs. Six Months Ended June 30, 2017

Net Sales

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
Net Sales	$208,431	$190,475	$17,956	9.4%

Net sales for the first six months of 2018 were $208.4 million compared to $190.5 million for the first six months of 2017, an increase of 9.4% or $18.0 million. Domestic sales increased 10.9% or $13.3 million and international sales increased 6.8% or $4.7 million compared to the same period in 2017.

Sales in our water markets increased 10.0% or $13.2 million in the first six months of 2018 compared to the first six months of 2017. Sales in the fire protection market increased $4.7 million due primarily to improved economic conditions domestically and sales in the construction market increased $4.0 million due primarily to sales to rental market customers related to increased oil and gas drilling activity. Sales of repair parts increased $2.8 million, sales in the municipal market increased $1.0 million and sales in the agriculture market increased $0.7 million.

Sales increased 8.0% or $4.8 million in non-water markets during the first six months of 2018 compared to the first six months of 2017. Sales in the industrial market increased $4.6 million due principally to increased capital spending related to oil and gas drilling activity. In addition, sales in the petroleum market increased $0.6 million. These increases were partially offset by decreased sales in the OEM market of $0.4 million.

International sales were $72.5 million in the first six months of 2018 compared to $67.8 million in the same period last year and represented 35% and 36% of total sales for the Company in each of the two periods, respectively. International sales increased most notably in the industrial and repair parts markets and decreased in the agriculture and OEM markets.

Cost of Products Sold and Gross Profit

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
Cost of products sold	$152,360	$140,978	$11,382	8.1%
% of Net sales	73.1%	74.0%
Gross Margin	26.9%	26.0%

Gross profit was $56.1 million for the first six months of 2018, resulting in gross margin of 26.9%, compared to gross profit of $49.5 million and gross margin of 26.0% for the same period in 2017. The 90 basis point increase in gross margin was largely driven by favorable product mix.

Selling, General and Administrative Expenses (SG&A)

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
Selling, general and administrative expenses	$29,228	$27,678	$363	1.3%
% of Net sales	14.0%	14.5%

SG&A was $29.2 million and 14.0% of net sales for the first six months of 2018 compared to $27.7 million and 14.5% of net sales for the same period in 2017. Although SG&A increased due principally to personnel costs, SG&A as a percentage of sales improved 50 basis points as a result of increased sales volume.

Operating Income

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
Operating income	$26,843	$21,819	$8,368	45.3%
% of Net sales	12.9%	11.5%

Operating income was $26.8 million, resulting in operating margin of 12.9% for the first six months of 2018, compared to operating income of $21.8 million and operating margin of 11.5% for the same period in 2017. Operating margin improved 140 basis points due principally to increased sales volume and favorable product mix.

Net Income

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
Income before income taxes	$25,242	$19,127	$6,115	32.0%
% of Net sales	12.1%	10.0%

Income taxes	$5,452	$6,214	$(762)	(12.3)%
Effective tax rate	21.6%	32.5%

Net income	$19,790	$12,913	$6,877	53.3%
% of Net sales	9.5%	6.8%

Earnings per share	$0.76	$0.49	$0.27	55.1%

The Company’s effective tax rate decreased to 21.6% for the first six months of 2018 from 32.5% for the first six months of 2017, due primarily to the impact of the Tax Act enacted in December 2017. Excluding discrete impacts of pension plan contributions and transition tax adjustments, the effective tax rate for the first six months of 2018 was 23.1%.

The increase in net income in the first six months of 2018 compared to the same period in 2017 was due primarily to increased sales volume, improved gross margin and the decrease in the effective tax rate. Net income in the first six months of 2018 and 2017 included non-cash pension settlement charges of $2.0 million and $2.3 million, net of income taxes, respectively.

Earnings per share for the first six months of 2018 and 2017 included non-cash pension settlement charges of $0.08 and $0.09 per share, respectively.

Liquidity and Capital Resources

Cash and cash equivalents totaled $83.7 million and there was no outstanding bank debt at June 30, 2018. The Company had $22.6 million available in bank lines of credit after deducting $8.4 million in outstanding letters of credit primarily related to customer orders. The Company was in compliance with its debt covenants, including limits on additional borrowings and maintenance of certain operating and financial ratios, at June 30, 2018 and December 31, 2017.

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

The following table reconciles adjusted earnings before interest, income taxes and depreciation and amortization as reconciled above to free cash flow:

	Six Months Ended June 30,
	2018	2017
Non-GAAP adjusted earnings before interest, taxes, depreciation and amortization	$35,068	$29,953
Less capital expenditures	(5,479)	(3,345)
Less cash dividends	(6,527)	(6,002)

Non-GAAP free cash flow	$23,062	$20,606

Financial Cash Flow

	Six Months Ended June 30,
	2018	2017
Beginning of period cash and cash equivalents	$79,680	$57,604
Net cash provided by operating activities	14,337	23,987
Net cash used for investing activities	(2,510)	(9,344)
Net cash used for financing activities	(6,986)	(6,002)
Effect of exchange rate changes on cash	(800)	729

Net increase in cash and cash equivalents	4,041	9,370

End of period cash and cash equivalents	$83,721	$66,974

The decrease in cash provided by operating activities in the first half of 2018 compared to the same period last year was primarily due to increased accounts receivable and inventory driven by higher sales volume and an increase in backlog, and higher income tax payments.

During the first half of 2018, investing activities of $2.5 million primarily consisted of capital expenditures for machinery and equipment offset by proceeds from short-term investments of $3.0 million. During the first half of 2017, investing activities of $9.3 million primarily consisted of $6.0 million of purchases of short-term investments and $3.3 million of capital expenditures for machinery and equipment.

Net cash used for financing activities for the first half of 2018 of $7.0 million and $6.0 million for the first half of 2017 primarily consisted of dividend payments.

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

Such factors include, but are not limited to: (1) continuation of the current and projected future business environment; (2) highly competitive markets; (3) availability and costs of raw materials; (4) loss of key management; (5) cyber security threats; (6) acquisition performance and integration; (7) compliance with, and costs related to, a variety of import and export laws and regulations; (8) environmental compliance costs and liabilities; (9) exposure to fluctuations in foreign currency exchange rates; (10) conditions in foreign countries in which we conduct business; (11) changes in our tax rates and exposure to additional income tax liabilities;

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

The Company is subject to market risk associated principally with changes in foreign currency exchange rates. The Company’s foreign currency exchange rate risk is limited primarily to the Euro, the Canadian Dollar, the South African Rand and the British Pound. The Company manages its foreign exchange risk principally through invoicing customers in the same currency as the source of products. The foreign currency transaction gains (losses) for the first half of 2018 and the first half of 2017 were $(0.5) million and $0.4 million, respectively, and are reported within other income (expense), net on the Consolidated Statements of Income.

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

An evaluation was carried out under the supervision and with the participation of the Company’s Management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018.

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

Exhibit 101

Financial statements from the Quarterly Report on Form 10-Q of The Gorman-Rupp Company for the quarter ended June 30, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Gorman-Rupp Company
(Registrant)

Date: July 31, 2018

	By:	/s/James C. Kerr
James C. Kerr
Chief Financial Officer