Form 10-Q
period 2018-09-30
GORMAN RUPP CO
filed 2018-10-30
CIK 42682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

There were 26,117,045 shares of common stock, without par value, outstanding at October 26, 2018.

The Gorman-Rupp Company

Three and nine months ended September 30, 2018 and 2017

PART I. FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS (UNAUDITED)

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2018	2017	2018	2017
Net sales	$102,893	$93,976	$311,324	$284,451
Cost of products sold	75,566	67,518	227,926	208,496

Gross profit	27,327	26,458	83,398	75,955
Selling, general and administrative expenses	14,207	14,122	43,435	41,800
Impairment of goodwill and other intangible assets	—	4,098	—	4,098

Operating income	13,120	8,238	39,963	30,057
Other income (expense), net	532	(281)	(1,069)	(2,973)

Income before income taxes	13,652	7,957	38,894	27,084
Income taxes	2,951	2,255	8,403	8,469

Net income	$10,701	$5,702	$30,491	$18,615

Earnings per share	$0.41	$0.22	$1.17	$0.71
Cash dividends per share	$0.125	$0.115	$0.375	$0.345
Average number of shares outstanding	26,117,045	26,106,623	26,110,484	26,098,925

See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Net income	$10,701	$5,702	$30,491	$18,615
Cumulative translation adjustments	118	1,255	(1,549)	3,119
Pension and postretirement medical liability adjustments, net of tax	308	472	2,739	3,028

Other comprehensive income	426	1,727	1,190	6,147

Comprehensive income	$11,127	$7,429	$31,681	$24,762

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Thousands of dollars)	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$101,381	$79,680
Accounts receivable, net	72,662	67,369
Inventories, net	82,044	74,967
Prepaid and other	5,501	5,918

Total current assets	261,588	227,934
Property, plant and equipment, net	113,466	117,071
Other assets	4,261	7,779
Prepaid pension assets	7,954	4,313
Goodwill and other intangible assets, net	36,542	37,918

Total assets	$423,811	$395,015

Liabilities and equity
Current liabilities:
Accounts payable	$17,298	$15,798
Payroll and employee related liabilities	16,885	12,027
Commissions payable	10,532	7,589
Deferred revenue and customer deposits	3,887	4,098
Accrued expenses	5,441	6,184

Total current liabilities	54,043	45,696
Postretirement benefits	14,341	15,737
Other long-term liabilities	7,688	8,087

Total liabilities	76,072	69,520
Equity:
Common shares, without par value:
Authorized – 35,000,000 shares;
Outstanding – 26,117,045 shares at September 30, 2018 and 26,106,623 shares at December 31, 2017 (after deducting treasury shares of 931,751 and 942,173, respectively), at stated capital amounts	5,102	5,100
Additional paid-in capital	840	526
Retained earnings	353,116	332,378
Accumulated other comprehensive loss	(11,319)	(12,509)

Total equity	347,739	325,495

Total liabilities and equity	$423,811	$395,015

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Thousands of dollars)	2018	2017
Cash flows from operating activities:
Net income	$30,491	$18,615
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,884	11,406
Pension expense	4,301	5,696
Contributions to pension plan	(4,000)	(2,000)
Impairment of goodwill and other intangible assets	—	4,098
Changes in operating assets and liabilities:
Accounts receivable, net	(5,962)	4,570
Inventories, net	(7,811)	(3,377)
Accounts payable	1,857	(278)
Commissions payable	3,062	(4,593)
Income taxes	(2,738)	909
Accrued expenses and other	481	(4,975)
Benefit obligations	5,980	3,341

Net cash provided by operating activities	36,545	33,412
Cash used for investing activities:
Capital additions	(7,647)	(4,840)
Proceeds from sale of property, plant and equipment	791	294
Proceeds (purchases) of short-term investments, net	2,968	(2,975)

Net cash used for investing activities	(3,888)	(7,521)
Cash used for financing activities:
Cash dividends	(9,791)	(9,004)
Other	(459)	—

Net cash used for financing activities	(10,250)	(9,004)
Effect of exchange rate changes on cash	(706)	1,467

Net increase in cash and cash equivalents	21,701	18,354
Cash and cash equivalents:
Beginning of period	79,680	57,604

End of period	$101,381	$75,958

See notes to consolidated financial statements (unaudited).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in tables in thousands of dollars, except for per share amounts)

NOTE 1 - BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The consolidated financial statements include the accounts of The Gorman-Rupp Company (the “Company” or “Gorman-Rupp”) and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management of the Company, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of results that may be expected for the year ending December 31, 2018. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, from which related information herein has been derived.

Certain prior year amounts have been reclassified to conform to the three and nine months ended September 30, 2018 presentation and reflect the adoption of certain accounting standard updates. These reclassifications had no impact on the Company’s previously reported net income, consolidated balance sheets, or consolidated statements of cash flows.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with a term of more than one year. Accounting by lessors will remain similar to existing U.S. GAAP. Subsequent accounting standards updates have been issued, which amend and/or clarify the application of ASU 2016-02. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 and early adoption is permitted. Management has completed their initial review of the Company’s lease obligations and has begun to consider the impacts of those adjustments based on the new standard. The Company currently does not expect the adoption of ASU 2016-02 will have a material impact on its consolidated financial statements as its future minimum lease commitments are not material.

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

Disaggregation of Revenue

The following tables disaggregate total net sales by major product category and geographic location:

	Product Category
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Pumps and pump systems	$89,835	$79,946	$268,485	$241,357
Repair parts for pumps and pump systems and other	13,058	14,030	42,839	43,094

Total net sales	$102,893	$93,976	$311,324	$284,451

	Geographic Location
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
United States	$65,285	$58,819	$201,237	$181,447
Foreign countries	37,608	35,157	110,087	103,004

Total net sales	$102,893	$93,976	$311,324	$284,451

International sales represented approximately 37% of total net sales for both the third quarter of 2018 and 2017 and were made to customers in many different countries around the world.

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

All of the Company’s performance obligations, and associated revenue, are generally transferred to customers at a point in time, with the exception of certain highly customized pump products, which are transferred to the customer over time. Revenue from performance obligations transferred to the customer over time and recognized in the third quarter and first nine months of 2018 was $0.4 million and $1.0 million, respectively, greater than what would have been recorded prior to the adoption of ASU 2014-09.

On September 30, 2018, the Company had $122.4 million of remaining performance obligations, also referred to as backlog. The Company expects to recognize as revenue substantially all of its remaining performance obligations within one year.

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

The beginning and ending balances of the Company’s contract assets and liabilities as of September 30, 2018 are as follows:

	Beginning balances at December 31, 2017	Ending balances at September 30, 2018
Contract assets	$—	$962
Contract liabilities	$4,098	$3,887

Revenue recognized for the nine months ended September 30, 2018 that was included in the contract liability balance at December 31, 2017 was $3.4 million.

NOTE 4 - INVENTORIES

Inventories are stated at the lower of cost or net realizable value. The costs for approximately 71% of inventories at September 30, 2018 and 72% at December 31, 2017 were determined using the last-in, first-out (“LIFO”) method, with the remainder determined using the first-in, first-out (FIFO) method applied on a consistent basis. Replacement cost approximated current cost and the excess over LIFO cost was approximately $62.9 million and $59.7 million at September 30, 2018 and December 31, 2017, respectively. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management’s estimate of expected year-end inventory levels and costs, and are subject to the final year-end LIFO inventory valuation.

Allowances for excess and obsolete inventory totaled $5.2 million and $4.9 million at September 30, 2018 and December 31, 2017, respectively.

The major components of net inventories are as follows:

	September 30, 2018	December 31, 2017
Raw materials and in-process	$22,039	$17,528
Finished parts	50,525	48,247
Finished products	9,480	9,192

Total net inventories	$82,044	$74,967

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of the following:

	September 30, 2018	December 31, 2017
Land	$3,879	$4,187
Buildings	106,393	106,437
Machinery and equipment	176,517	170,615

	286,789	281,239
Less accumulated depreciation	(173,323)	(164,168)

Property, plant and equipment, net	$113,466	$117,071

NOTE 6 - PRODUCT WARRANTIES

A liability is established for estimated future warranty and service claims based on historical claims experience and specific product failures. The Company expenses warranty costs directly to cost of products sold. Changes in the Company’s product warranty liability are:

	September 30,
	2018	2017
Balance at beginning of year	$1,098	$1,435
Provision	803	1,058
Claims	(904)	(1,360)

Balance at end of period	$997	$1,133

NOTE 7 - PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors a defined benefit pension plan (the “Plan”) covering certain domestic employees. Benefits are based on each covered employee’s years of service and compensation. The Plan is funded in conformity with the funding requirements of applicable U.S. regulations. The Plan was closed to new participants effective January 1, 2008. Employees hired after this date, in eligible locations, participate in an enhanced 401(k) plan instead of the Plan. Employees hired prior to this date continue to accrue benefits under the Plan. The Company has contributed $4.0 million to the Plan in the first nine months of 2018 and does not expect to make any further contributions during the remainder of the year.

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

The following tables present the components of net periodic benefit costs:

	Pension Benefits		Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017
Service cost	$562	$655	$194	$312
Interest cost	644	599	141	203
Expected return on plan assets	(1,073)	(1,138)	—	—
Amortization of prior service cost	—	—	(283)	—
Recognized actuarial loss (gain)	388	436	(103)	(168)
Settlement loss	120	448	—	—

Net periodic benefit cost	$641	$1,000	$(51)	$347

	Pension Benefits		Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Service cost	$1,857	$2,078	$582	$937
Interest cost	1,882	1,918	422	610
Expected return on plan assets	(3,380)	(3,525)	—	—
Amortization of prior service cost	—	—	(847)	—
Recognized actuarial loss (gain)	1,206	1,384	(310)	(505)
Settlement loss	2,736	3,841	—	—

Net periodic benefit cost	$4,301	$5,696	$(153)	$1,042

During the three and nine months ended September 30, 2018, the Company recorded settlement losses relating to retirees that received lump-sum distributions from the Company’s defined benefit pension plan totaling $0.1 million and $2.7 million, respectively. These charges were the result of lump-sum payments to retirees which exceeded the Plan’s actuarial service and interest cost thresholds.

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

The following table summarizes the amounts reclassified into other income (expense), net for the three and nine months ended September 30, 2017:

	Three	Nine
	Months ended September 30,
	2017	2017
Cost of products sold	$(259)	$(2,416)
Selling, general and administrative expenses	(120)	(1,307)

Total amount reclassified	$(379)	$(3,723)

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes reclassifications out of accumulated other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Pension and other postretirement benefits:
Recognized actuarial loss (a)	$285	$267	$896	$879
Settlement loss (b)	120	448	2,736	3,841

Total before income tax	$405	$715	$3,632	$4,720
Income tax	(97)	(243)	(893)	(1,692)

Net of income tax	$308	$472	$2,739	$3,028

(a)	The recognized actuarial loss is included in the computation of net periodic benefit cost. See Note 7 for additional details.
(b)	The settlement loss is included in other income (expense), net on the consolidated statements of income.

The following tables summarize changes in balances for each component of accumulated other comprehensive income (loss):

	Currency Translation Adjustments	Pension and Other Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2017	$(5,321)	$(7,188)	$(12,509)
Reclassification adjustments	—	3,632	3,632
Current period charge	(1,549)	—	(1,549)
Income tax expense	—	(893)	(893)

Balance at September 30, 2018	$(6,870)	$(4,449)	$(11,319)

	Currency Translation Adjustments	Pension and Other Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2016	$(8,842)	$(11,623)	$(20,465)
Reclassification adjustments	—	4,720	4,720
Current period benefit	3,119	54	3,173
Income tax expense	—	(1,746)	(1,746)

Balance at September 30, 2017	$(5,723)	$(8,595)	$(14,318)

NOTE 9 - INCOME TAXES

The Tax Act enacted in December 2017 reduced the federal corporate tax rate on U.S. earnings to 21% and moved from a global taxation regime to a modified territorial regime. The Company’s lower effective income tax rate of 21.6% for the third quarter and first nine months of 2018 compared to 28.3% and 31.3% for the third quarter and first nine months of 2017, respectively, were due primarily to the Tax Act.

During the third quarter and first nine months of 2018, the Company recorded adjustments of $0.2 million and $48,000, respectively, of income tax benefit to the provisional amounts the Company recorded in the fourth quarter of 2017 regarding transitional impacts of the Tax Act. The provisional amounts are based on the Company’s current analysis of the Tax Act. Given the significant complexity of the Tax Act and the potential for additional guidance from the U.S. Treasury, Securities and Exchange Commission or the Financial Accountings Standards Board related to the Tax Act, these estimates may be adjusted during the remainder of 2018. Adjustments to the provisional amounts recorded in the fourth quarter of 2017 will affect the Company’s tax expense in the period that the final adjustments are determined, which will be no later than the fourth quarter of 2018.

The Company is evaluating certain aspects of the Tax Act, including the deferred tax effects of the global intangible low-taxed income (“GILTI”) provision of the Tax Act. Under U.S. GAAP, the Company is allowed to make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI resulting from those items in the year the tax is incurred. As of September 30, 2018, the Company included GILTI related to current-year operations in its estimated annual effective tax rate, but has not yet made a policy decision regarding whether to record deferred taxes on GILTI. The policy decision will be made no later than the fourth quarter of 2018, and any impact of the decision will be recorded in the period the decision is made.

NOTE 10 - SUBSEQUENT EVENTS

On October 25, 2018, the Board of Directors authorized the payment of a special dividend of $2.00 per share on the common stock of the Company, totaling approximately $52 million, payable December 10, 2018, to shareholders of record as of November 15, 2018.

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

Executive Overview

The following discussion of Results of Operations includes certain non-GAAP financial data and measures such as adjusted earnings before interest, taxes, depreciation and amortization and adjusted earnings per share amounts which exclude non-cash pension settlement charges in 2018 and 2017 and non-cash impairment charges relating to goodwill and other intangible assets in 2017. Management utilizes these adjusted financial data and measures to assess comparative operations against those of prior periods without the distortion of non-comparable factors. The Gorman-Rupp Company believes that these non-GAAP financial data and measures also will be useful to investors in assessing the strength of the Company’s underlying operations from period to period. Provided below is a reconciliation of adjusted earnings per share amounts and adjusted earnings before interest, taxes, depreciation and amortization.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Adjusted earnings per share:
Reported earnings per share – GAAP basis	$0.41	$0.22	$1.17	$0.71
Plus pension settlement charges per share	—	0.01	0.08	0.10
Plus impairment of goodwill and other intangible asset charges	—	0.10	—	0.10

Non-GAAP adjusted earnings per share	$0.41	$0.33	$1.25	$0.91

Adjusted earnings before interest, taxes, depreciation and amortization:
Reported net income–GAAP basis	$10,701	$5,702	$30,491	$18,615
Plus income taxes	2,951	2,255	8,403	8,469
Plus depreciation and amortization	3,674	3,973	10,884	11,406

Non-GAAP earnings before interest, taxes, depreciation and amortization	17,326	11,930	49,778	38,490
Plus pension settlement charges	120	448	2,736	3,841
Plus impairment of goodwill and other intangible asset charges	—	4,098	—	4,098

Non-GAAP adjusted earnings before interest, taxes, depreciation and amortization	$17,446	$16,476	$52,514	$46,429

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

The Company places a strong emphasis on cash flow generation and maintaining excellent liquidity and financial flexibility. This focus has afforded us the ability to reinvest our cash resources, provide regular returns for our shareholders in the form of cash dividends and preserve a strong balance sheet to position us for future acquisition and product development opportunities. The Company had no bank debt as of September 30, 2018. The Company’s cash position increased $21.7 million during the first nine months of 2018 to $101.4 million at September 30, 2018 and the Company generated $52.5 million in adjusted earnings before interest, taxes, depreciation and amortization during the same period.

Capital expenditures for the first nine months of 2018 were $7.6 million and consisted primarily of machinery and equipment. Capital expenditures for the full-year 2018 are presently planned to be in the range of $10-$12 million and expected to be financed through internally generated funds.

Net sales for the third quarter of 2018 were $102.9 million compared to $94.0 million for the third quarter of 2017, an increase of 9.5% or $8.9 million. Domestic sales increased 11.0% or $6.5 million and international sales increased 7.0% or $2.4 million compared to the same period in 2017.

Gross profit was $27.3 million for the third quarter of 2018, resulting in gross margin of 26.6%, compared to gross profit of $26.5 million and gross margin of 28.2% for the same period in 2017. The 160 basis points decrease in gross margin was largely driven by an unfavorable LIFO impact of 140 basis points. The remaining 20 basis points decrease in gross margin was due to a 140 basis points increase in material costs primarily as a result of inflationary pressures and tariffs, partially offset by lower overhead costs as a percent of sales of 120 basis points primarily due to leverage from increased sales volume.

Selling, general and administrative expenses (“SG&A”) was $14.2 million and 13.8% of net sales for the third quarter of 2018 compared to $14.1 million and 15.0% of net sales for the same period in 2017. SG&A as a percentage of sales improved 120 basis points primarily as a result of leverage from increased sales volume.

Operating income was $13.1 million, resulting in operating margin of 12.8% for the third quarter of 2018, compared to operating income of $8.2 million and operating margin of 8.8% for the same period in 2017. The third quarter of 2017 included non-cash impairment charges of $4.1 million or 440 basis points due to decreased demand for barge pumps in the marine transportation market. Excluding the impairment charges, operating margin decreased 40 basis points due principally to an unfavorable LIFO impact.

The Company’s effective tax rate decreased to 21.6% for the third quarter of 2018 from 28.3% for the third quarter of 2017, due primarily to the impact of the U.S. Tax Cuts and Jobs Act (“Tax Act”) enacted in December 2017.

Net income was $10.7 million for the third quarter of 2018 compared to $5.7 million in the third quarter of 2017, and earnings per share were $0.41 and $0.22 for the respective periods. Earnings per share for the third quarter of 2018 included an unfavorable LIFO impact of $0.04 per share. Earnings per share for the third quarter of 2017 included non-cash impairment charges of $0.10 per share and a non-cash pension settlement charge of $0.01 per share.

Net sales for the first nine months of 2018 were $311.3 million compared to $284.5 million for the first nine months of 2017, an increase of 9.4% or $26.9 million. Domestic sales increased 10.9% or $19.8 million and international sales increased 6.9% or $7.1 million compared to the same period in 2017.

Gross profit was $83.4 million for the first nine months of 2018, resulting in gross margin of 26.8%, compared to gross profit of $76.0 million and gross margin of 26.7% for the same period in 2017. The 10 basis points increase in gross margin was largely driven by leverage from increased sales volume partially offset by an increase in material costs primarily as a result of inflationary pressures and tariffs.

SG&A was $43.4 million and 14.0% of net sales for the first nine months of 2018 compared to $41.8 million and 14.7% of net sales for the same period in 2017. SG&A as a percentage of sales improved 70 basis points as a result of leverage from increased sales volume.

Operating income was $40.0 million, resulting in operating margin of 12.8% for the first nine months of 2018, compared to operating income of $30.1 million and operating margin of 10.6% for the same period in 2017. The first nine months of 2017 included non-cash impairment charges in the third quarter of $4.1 million or 140 basis points. Excluding the impairment charges, operating margin improved 80 basis points due principally to leverage from increased sales volume.

The Company’s effective tax rate decreased to 21.6% for the first nine months of 2018 from 31.3% for the first nine months of 2017, due primarily to the impact of the Tax Act enacted in December 2017. Excluding discrete impacts of pension plan contributions and transition tax adjustments, the effective tax rate for the first nine months of 2018 would have been 23.2%.

Net income was $30.5 million for the first nine months of 2018 compared to $18.6 million in the first nine months of 2017, and earnings per share were $1.17 and $0.71 for the respective periods. The first nine months of 2018 earnings were reduced by non-cash pension settlement charges of $0.08 per share. The first nine months of 2017 earnings were reduced by non-cash impairment charges of $0.10 per share and non-cash pension settlement charges of $0.10 per share.

The Company’s backlog of orders was $122.4 million at September 30, 2018 compared to $111.4 million at September 30, 2017 and $114.0 million at December 31, 2017. The backlog at September 30, 2018 increased 9.9% as compared to September 30, 2017 driven by increased incoming orders in most of the markets the Company serves, most notably in the municipal, industrial and construction markets.

On October 25, 2018, the Board of Directors authorized the payment of a quarterly dividend of $0.135 per share on the common stock of the Company, payable December 10, 2018, to shareholders of record as of November 15, 2018. This cash dividend will represent an 8.0% increase over the regular dividend paid in the previous quarter. This will mark the 275th consecutive quarterly dividend paid by The Gorman-Rupp Company and the 46th consecutive year of increased dividends paid to its shareholders. The dividend yield at September 30, 2018 was 1.4%.

On October 25, 2018, the Board of Directors authorized the payment of a special dividend of $2.00 per share on the common stock of the Company, totaling approximately $52 million, payable December 10, 2018, to shareholders of record as of November 15, 2018.

The Company currently expects to continue its exceptional history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.

Outlook

We are pleased with the third quarter and nine months of 2018 financial results. Incoming orders have increased 8.4% in the first nine months of 2018 as compared to the first nine months of 2017 across the majority of our markets. As material costs have continued to rise primarily as a result of inflationary pressures and tariffs, we remain focused on profitability and have begun to implement price increases to offset higher costs. However, increased emphasis on infrastructure improvements at both the federal and state levels, coupled with the impact of lower taxes, could be additional positive factors over the next several years. Our underlying fundamentals remain strong and we believe that we remain well positioned to drive long-term growth. Our strong balance sheet provides us with the flexibility to continue to evaluate acquisition opportunities and new product development that we expect will help add value to our operations over the longer term.

The Tax Act enacted in December 2017 reduced the federal corporate tax rate on U.S. earnings to 21% and moved from a global taxation regime to a modified territorial regime. The Company’s lower effective income tax rates of 21.6% for both the third quarter and first nine months of 2018 compared to 28.3% and 31.3% for the third quarter and first nine months of 2017, respectively, were due primarily to the Tax Act. Excluding discrete impacts of pension plan contributions and transition tax adjustments, the effective income tax rates for the first nine months of 2018 would have been 23.2%. The Company’s current estimate of its full year effective income tax rate is between 22% and 24%.

Three Months Ended September 30, 2018 vs. Three Months Ended September 30, 2017

Net Sales

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
Net Sales	$102,893	$93,976	$8,917	9.5%

Net sales for the third quarter of 2018 were $102.9 million compared to $94.0 million for the third quarter of 2017, an increase of 9.5% or $8.9 million. Domestic sales increased 11.0% or $6.5 million and international sales increased 7.0% or $2.4 million compared to the same period in 2017.

Sales in our water markets increased 12.4% or $7.9 million in the third quarter of 2018 compared to the third quarter of 2017. Sales in the fire protection market increased $3.7 million driven primarily by international sales. Sales in the municipal market increased $2.2 million due primarily to positive municipal economic sentiment. In addition, sales in the construction market increased $1.1 million, sales of repair parts increased $0.7 million and sales in the agriculture market increased $0.2 million.

Sales increased 3.4% or $1.0 million in our non-water markets during the third quarter of 2018 compared to the third quarter of 2017. Sales in the petroleum and industrial markets increased a combined $1.4 million due principally to increased capital spending related to oil and gas drilling activity. These increases were partially offset by decreased sales in the OEM market of $0.4 million.

International sales were $37.6 million in the third quarter of 2018 compared to $35.2 million in the same period last year and represented 37% of total sales for the Company in both periods. International sales increased most notably in the fire protection, petroleum and construction markets and decreased in the industrial and OEM markets.

Cost of Products Sold and Gross Profit

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
Cost of products sold	$75,566	$67,518	$8,048	11.9%
% of Net sales	73.4%	71.8%
Gross Margin	26.6%	28.2%

Gross profit was $27.3 million for the third quarter of 2018, resulting in gross margin of 26.6%, compared to gross profit of $26.5 million and gross margin of 28.2% for the same period in 2017. The 160 basis points decrease in gross margin was largely driven by an unfavorable LIFO impact of 140 basis points. The remaining 20 basis points decrease in gross margin was due to a 140 basis points increase in material costs primarily as a result of inflationary pressures and tariffs, partially offset by lower overhead costs as a percent of sales of 120 basis points primarily due to leverage from increased sales volume.

Selling, General and Administrative Expenses (SG&A)

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
Selling, general and administrative expenses	$14,207	$14,122	$85	0.6%
% of Net sales	13.8%	15.0%

SG&A was $14.2 million and 13.8% of net sales for the third quarter of 2018 compared to $14.1 million and 15.0% of net sales for the same period in 2017. SG&A as a percentage of sales improved 120 basis points primarily as a result of leverage from increased sales volume.

Operating Income

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
Operating income	$13,120	$8,238	$4,882	59.3%
% of Net sales	12.8%	8.8%

Operating income was $13.1 million, resulting in operating margin of 12.8% for the third quarter of 2018, compared to operating income of $8.2 million and operating margin of 8.8% for the same period in 2017. The third quarter of 2017 included non-cash impairment charges of $4.1 million or 440 basis points due to decreased demand for barge pumps in the marine transportation market. Excluding the impairment charges, operating margin decreased 40 basis points due principally to an unfavorable LIFO impact.

Net Income

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
Income before income taxes	$13,652	$7,957	$5,695	71.6%
% of Net sales	13.3%	8.5%

Income taxes	$2,951	$2,255	$696	30.9%
Effective tax rate	21.6%	28.3%

Net income	$10,701	$5,702	$4,999	87.7%
% of Net sales	10.4%	6.1%

Earnings per share	$0.41	$0.22	$0.19	86.4%

The Company’s effective tax rate decreased to 21.6% for the third quarter of 2018 from 28.3% for the third quarter of 2017, due primarily to the impact of the Tax Act enacted in December 2017.

The increase in net income in the third quarter of 2018 compared to the same period in 2017 was due primarily to increased sales volume and the decrease in the effective tax rate. Net income in the third quarter of 2018 included an unfavorable LIFO impact of $1.1 million, net of income taxes. Net income in the third quarter of 2017 included non-cash impairment charges of $2.7 million, net of income taxes, and a non-cash pension settlement charge of $0.3 million, net of income taxes.

Earnings per share for the third quarter of 2018 included an unfavorable LIFO impact of $0.04 per share. Earnings per share for the third quarter of 2017 included non-cash impairment charges of $0.10 per share and a non-cash pension settlement charge of $0.01 per share.

Nine Months Ended September 30, 2018 vs. Nine Months Ended September 30, 2017

Net Sales

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
Net Sales	$311,324	$284,451	$26,873	9.4%

Net sales for the first nine months of 2018 were $311.3 million compared to $284.5 million for the first nine months of 2017, an increase of 9.4% or $26.9 million. Domestic sales increased 10.9% or $19.8 million and international sales increased 6.9% or $7.1 million compared to the same period in 2017.

Sales in our water markets increased 10.8% or $21.0 million in the first nine months of 2018 compared to the first nine months of 2017. Sales in the fire protection market increased $8.3 million due primarily to improved economic conditions domestically and sales in the construction market increased $5.2 million due primarily to increased oil and gas drilling activity. Sales of repair parts increased $3.4 million driven by the overall increase in sales volume and sales in the municipal market increased $3.2 million due primarily to positive municipal economic sentiment. In addition, sales in the agriculture market increased $0.9 million.

Sales increased 6.5% or $5.9 million in our non-water markets during the first nine months of 2018 compared to the first nine months of 2017. Sales in the industrial and petroleum markets increased a combined $6.7 million due principally to increased capital spending related to oil and gas drilling activity. These increases were partially offset by decreased sales in the OEM market of $0.8 million.

International sales were $110.1 million in the first nine months of 2018 compared to $103.0 million in the same period last year and represented 35% and 36% of total sales for the Company in each of the two periods, respectively. International sales increased most notably in the fire protection, petroleum and repair parts markets and decreased in the OEM and agriculture markets.

Cost of Products Sold and Gross Profit

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
Cost of products sold	$227,926	$208,496	$19,430	9.3%
% of Net sales	73.2%	73.3%
Gross Margin	26.8%	26.7%

Gross profit was $83.4 million for the first nine months of 2018, resulting in gross margin of 26.8%, compared to gross profit of $76.0 million and gross margin of 26.7% for the same period in 2017. The 10 basis points increase in gross margin was largely driven by leverage from increased sales volume partially offset by an increase in material costs primarily as a result of inflationary pressures and tariffs.

Selling, General and Administrative Expenses (SG&A)

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
Selling, general and administrative expenses	$43,435	$41,800	$1,635	3.9%
% of Net sales	14.0%	14.7%

SG&A was $43.4 million and 14.0% of net sales for the first nine months of 2018 compared to $41.8 million and 14.7% of net sales for the same period in 2017. SG&A as a percentage of sales improved 70 basis points as a result of leverage from increased sales volume.

Operating Income

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
Operating income	$39,963	$30,057	$9,906	33.0%
% of Net sales	12.8%	10.6%

Operating income was $40.0 million, resulting in operating margin of 12.8% for the first nine months of 2018, compared to operating income of $30.1 million and operating margin of 10.6% for the same period in 2017. The first nine months of 2017 included non-cash impairment charges in the third quarter of $4.1 million or 140 basis points. Excluding the impairment charges, operating margin improved 80 basis points due principally to leverage from increased sales volume.

Net Income

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
Income before income taxes	$38,894	$27,084	$11,810	43.6%
% of Net sales	12.5%	9.5%

Income taxes	$8,403	$8,469	$(66)	(0.8)%
Effective tax rate	21.6%	31.3%

Net income	$30,491	$18,615	$11,876	63.8%
% of Net sales	9.8%	6.5%

Earnings per share	$1.17	$0.71	$0.46	64.8%

The Company’s effective tax rate decreased to 21.6% for the first nine months of 2018 from 31.3% for the first nine months of 2017, due primarily to the impact of the Tax Act enacted in December 2017. Excluding discrete impacts of pension plan contributions and transition tax adjustments, the effective tax rate for the first nine months of 2018 would have been 23.2%.

The increase in net income in the first nine months of 2018 compared to the same period in 2017 was due primarily to increased sales volume and the decrease in the effective tax rate. Net income in the first nine months of 2018 included an unfavorable LIFO impact of $2.5 million, net of income taxes, and non-cash pension settlement charges of $2.1 million, net of income taxes. Net income in the first nine months of 2017 included non-cash impairment charges of $2.7 million, net of income taxes, and non-cash pension settlement charges of $2.6 million, net of income taxes.

The first nine months of 2018 earnings were reduced by non-cash pension settlement charges of $0.08 per share. The first nine months of 2017 earnings were reduced by non-cash impairment charges of $0.10 per share and non-cash pension settlement charges of $0.10 per share.

Liquidity and Capital Resources

Cash and cash equivalents totaled $101.4 million and there was no outstanding bank debt at September 30, 2018. The Company had $23.5 million available in bank lines of credit after deducting $7.5 million in outstanding letters of credit primarily related to customer orders. The Company was in compliance with its debt covenants, including limits on additional borrowings and maintenance of certain operating and financial ratios, at September 30, 2018 and December 31, 2017.

Subsequent to September 30, 2018, the Board of Directors declared a special dividend of $2.00 per share on the common stock of the Company. The special dividend, totaling approximately $52 million, will be paid on December 10, 2018 to shareholders of record at the close of business on November 15, 2018.

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

The following table reconciles adjusted earnings before interest, income taxes and depreciation and amortization as reconciled above to free cash flow:

	Nine Months Ended September 30,
	2018	2017
Non-GAAP adjusted earnings before interest, taxes, depreciation and amortization	$52,514	$46,429
Less capital expenditures	(7,647)	(4,840)
Less cash dividends	(9,791)	(9,004)

Non-GAAP free cash flow	$35,076	$32,585

Financial Cash Flow

	Nine Months Ended September 30,
	2018	2017
Beginning of period cash and cash equivalents	$79,680	$57,604
Net cash provided by operating activities	36,545	33,412
Net cash used for investing activities	(3,888)	(7,521)
Net cash used for financing activities	(10,250)	(9,004)
Effect of exchange rate changes on cash	(706)	1,467

Net increase in cash and cash equivalents	21,701	18,354

End of period cash and cash equivalents	$101,381	$75,958

The increase in cash provided by operating activities in the first nine months of 2018 compared to the same period last year was primarily due to increased accounts receivable and inventory driven by higher sales volume and an increase in backlog, and higher income tax payments.

During the first nine months of 2018, investing activities of $3.9 million primarily consisted of $7.6 million of capital expenditures for machinery and equipment offset by $3.0 million of proceeds from short-term investments and $0.8 million of proceeds from the sale of property, plant and equipment. During the first nine months of 2017, investing activities of $7.5 million primarily consisted of $3.0 million of purchases of short-term investments and $4.8 million of capital expenditures for machinery and equipment offset by $0.3 million of proceeds from the sale of property, plant and equipment.

Net cash used for financing activities for the first nine months of 2018 and 2017 primarily consisted of dividend payments of $9.8 million and $9.0 million, respectively.

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

The Company is subject to market risk associated principally with changes in foreign currency exchange rates. The Company’s foreign currency exchange rate risk is limited primarily to the Euro, the Canadian Dollar, the South African Rand and the British Pound. The Company manages its foreign exchange risk principally through invoicing customers in the same currency as the source of products. The foreign currency transaction gains (losses) for the first nine months of 2018 and the first nine months of 2017 were $(0.6) million and $0.4 million, respectively, and are reported within other income (expense), net on the Consolidated Statements of Income.

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

An evaluation was carried out under the supervision and with the participation of the Company’s Management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018.

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

Exhibit 101

Financial statements from the Quarterly Report on Form 10-Q of The Gorman-Rupp Company for the quarter ended September 30, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Gorman-Rupp Company
(Registrant)

Date: October 30, 2018

	By:	/s/James C. Kerr
James C. Kerr
Chief Financial Officer