Form 10-K
period 2018-12-31
GORMAN RUPP CO
filed 2019-03-04
CIK 42682

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in the definitive proxy statement or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common shares, without par value, of The Gorman-Rupp Company held by non-affiliates based on the closing sales price as of June 29, 2018 was approximately $646,999,000.

On February 28, 2019, there were 26,117,045 common shares, without par value, of The Gorman-Rupp Company outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Notice of 2019 Annual Meeting of Shareholders and related Proxy Statement are incorporated by reference into Part III (Items 10-14).

The Gorman-Rupp Company and Subsidiaries

Annual Report on Form 10-K

For the Year Ended December 31, 2018

i

PART I

Cautionary Note Regarding Forward-Looking Statements

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

The Gorman-Rupp Company (“Registrant”, “Gorman-Rupp”, the “Company”, “we” or “our”) was incorporated in Ohio in 1934. The Company designs, manufactures and globally sells pumps and pump systems for use in water, wastewater, construction, dewatering, industrial, petroleum, original equipment, agriculture, fire protection, heating, ventilating and air conditioning (“HVAC”), military and other liquid-handling applications.

PRODUCTS

The Company operates in one business segment, the manufacture and sale of pumps and pump systems. The following table sets forth, for the years 2016 through 2018, the total net sales, income before income taxes and year-end total assets of the Company.

	(in thousands)
	2018	2017	2016
Net sales	$414,334	$379,389	$382,071
Income before taxes	50,316	39,378	36,482
Total assets	368,282	395,015	382,818

The Company’s product line consists of pump models ranging in size from 1/4” to nearly 15 feet and ranging in rated capacity from less than one gallon per minute to nearly one million gallons per minute. The types of pumps which the Company produces include self-priming centrifugal, standard centrifugal, magnetic drive centrifugal, axial and mixed-flow, vertical turbine line shaft, submersible, high-pressure booster, rotary gear, diaphragm, bellows and oscillating.

The pumps have drives that range from 1/35 horsepower electric motors up to much larger electric motors or internal combustion engines capable of producing several thousand horsepower. Many of the larger units comprise encased, fully-integrated water and wastewater pumping stations. In certain cases, units are designed for the inclusion of customer-supplied drives.

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

Many of the Company’s smallest pumps are sold to customers for incorporation into such products as food processing, chemical processing, photo processing, medical applications, waste treatment, HVAC equipment, appliances and solar heating.

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

During 2018, 2017 and 2016, there were no shipments to any single customer that exceeded 10% of total net sales. Gorman-Rupp continued to actively pursue international business opportunities and, in 2018, shipped its pumps to approximately 145 countries around the world. No sales made to customers in any one foreign country amounted to more than 5% of total net sales for 2018, 2017 or 2016.

Approximately $142.5 million of 2018 sales were shipped outside the United States, as compared to $137.6 million in 2017 and $131.2 million in 2016. International sales represented 34% of total net sales in year 2018, 36% of total net sales in year 2017 and 34% of total net sales in year 2016. See Note 10 to the Consolidated Financial Statements, Business Segment Information. The Company continued its efforts to penetrate international markets principally by its increased global investments and its focus on meeting the world’s water and wastewater pumping needs.

COMPETITION

The pump industry is highly fragmented and therefore Gorman-Rupp competes with a large number of businesses. Numerous pump competitors exist as subsidiaries, divisions or departments within significantly larger corporations. The Company also faces increased competition from foreign-sourced pumps in most of the Company’s domestic markets.

Most commercial and industrial pumps are specifically designed and engineered for a particular customer’s application. The Company believes that proper application, product performance, and quality of delivery and service are its principal methods of competition, and attributes its success to its continued emphasis in these areas. In the sale of products and services, the Company benefits from its large base of previously installed products, which periodically require replacement parts due to the critical application and nature of the products and the conditions under which they operate.

PURCHASING AND PRODUCTION

Substantially all of the materials, supplies, components and accessories used by the Company in the fabrication of its products, including all castings (for which most patterns are made and owned by the Company), structural steel, bar stock, motors, solenoids, engines, seals, and plastic and elastomeric components are purchased by the Company from other suppliers and manufacturers. The Company does not purchase materials under long-term contracts and is not dependent upon a single source for any materials, supplies, components or accessories which are of material importance to its business.

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

OTHER ASPECTS

As of December 31, 2018, the Company employed approximately 1,200 persons, of whom approximately 670 were hourly employees. The Company has no collective bargaining agreements, has never experienced a work stoppage and considers its labor relations to be satisfactory.

Although the Company owns a number of patents, several of which are important to its business, the Company does not consider its business to be materially dependent upon any one or more patents. The Company’s patents, trademarks and other intellectual property are adequate for its business purposes.

The Company’s backlog of orders was $113.7 million at December 31, 2018 and essentially unchanged compared to $114.0 million at December 31, 2017. Approximately 96% of the Company’s backlog of unfilled orders is scheduled to be shipped during 2019, with the remainder principally during the first half of 2020. Incoming orders increased 5.7% in 2018 compared to 2017 and included increases in almost all the markets the Company serves, most notably in the municipal, construction, petroleum and industrial markets.

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

Continuation of current and projected future business environment

The overall pump industry is cyclical in nature, and some of its business activity is related to general business conditions in the durable goods and capital equipment markets. Demand for most of the Company’s products and services is affected by the level of new capital investment and planned maintenance expenditures by its customers. The level of such investment and expenditures by our customers depends, in turn, on factors such as general economic conditions, availability of credit, economic conditions within their respective industries and expectations of future market behavior. Volatility in prices of commodities such as oil and agricultural products can negatively affect the levels of investment and expenditures of certain customers and result in postponement of capital investment decisions or the delay or cancellation of existing orders, either of which may negatively impact the Company’s sales.

Highly competitive markets

Gorman-Rupp sells its products in highly competitive markets. Maintaining and improving the Company’s competitive position requires periodic investment in manufacturing, engineering, quality standards, marketing, customer service and support, and distribution networks. Even with such investment, the Company may not be successful in maintaining its competitive position. The Company’s competitors may develop products that are superior to its products, or may develop methods of more efficiently and effectively providing products and services, or may adapt more quickly to new technologies or evolving customer requirements. Pricing pressures may require the Company to adjust the prices of its products downward to stay competitive. The Company may not be able to compete successfully with its existing competitors or with new competitors. Failure to compete successfully could negatively impact the Company’s sales, operating margins and overall financial performance.

Availability and costs of raw materials

The Company could be adversely affected by raw material price volatility or an inability of its suppliers to meet quality and delivery requirements. Raw material and energy expenses are substantial drivers of costs in the manufacture of pumps and changes in these costs are often unpredictable. While the Company manufactures certain parts and components used in its products, the Company’s business requires substantial amounts of raw materials, parts and components to be purchased from suppliers. The availability and prices of raw materials, parts and components purchased from the Company’s suppliers may be subject to curtailment or change due to, among other things, suppliers’ allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates, tariffs, changes in duty rates and changes in other trade barriers and import and export licensing requirements. The Company may not be able to pass along any increased material costs to customers for competitive or other reasons. A change in the availability of, or increases in the price for, these raw materials, parts and components could materially affect our business, financial condition, results of operations or cash flows.

Loss of key management

The Company’s success depends to a significant extent on the continued service of its executive management team and the ability to recruit, hire and retain other key management personnel to support the Company’s growth and operational initiatives and replace executives who retire or resign. Failure to retain key management personnel and attract and retain other highly-skilled personnel could limit the Company’s global growth and ability to execute operational initiatives, or may result in inefficient and ineffective management and operations, which could harm the Company’s revenues, operations and product development efforts and could eventually result in a decrease in profitability.

Cyber security threats

Increased global information technology security threats and more sophisticated and targeted computer crime pose a risk to the security of Gorman-Rupp’s systems and networks and to the confidentiality, availability, and integrity of its data. While the Company attempts to mitigate these risks by employing a number of measures, including employee training, comprehensive monitoring of its networks and systems, and the deployment of backup and protective systems, the Company’s systems, networks, proprietary information, products, solutions and services remain potentially vulnerable to advanced persistent threats. Depending on their nature and scope, such threats could potentially lead to liability for damages or the loss of confidential information including as a result of, but not limited to, the compromising of confidential information relating to customer, supplier, or employee data, improper use of the Company’s systems and networks, manipulation and destruction of data, defective products, production downtimes and operational disruptions which, in turn, could adversely affect Gorman-Rupp’s reputation, competitiveness and results of operations.

Acquisition performance and integration

The Company’s historical growth has depended, and its future growth is likely to continue to depend, in part on its acquisition strategy and the successful integration of acquired businesses into existing operations. The Company intends to continue to seek additional acquisition opportunities that have the potential to support and strengthen its operations. The Company cannot assure it will be able to successfully identify suitable acquisition opportunities, prevail against competing potential acquirers, negotiate appropriate acquisition terms, obtain financing that may be needed to consummate such acquisitions, complete proposed acquisitions, successfully integrate acquired businesses into existing operations or expand into new markets. In addition, the Company cannot assure that any acquisition, even if successfully integrated, will perform as planned, be accretive to earnings, or prove to be beneficial to the Company’s operations and cash flows.

Compliance with, and costs related to, a variety of import and export laws and regulations

The Company is subject to a variety of laws and regulations regarding international operations, including regulations issued by the U.S. Department of Commerce Bureau of Industry and Security and various other domestic and foreign governmental agencies. Actual or alleged violations of import-export laws could result in enforcement actions and/or financial penalties. The Company cannot predict the nature, scope or effect of future regulatory requirements to which our international operations and trading practices might be subject or the manner in which existing laws or regulations might be administered or interpreted. Future legislation or regulations could limit the countries in which certain of our products may be manufactured or sold or could restrict our access to, and increase the cost of obtaining, products from foreign sources.

Environmental compliance costs and liabilities

The Company’s operations and properties are subject to various, and increasingly numerous, domestic and foreign environmental laws and regulations which can impose operating and/or financial sanctions for violations. Moreover, environmental and sustainability initiatives, practices, rules and regulations are under increasing scrutiny of both governmental and non-governmental bodies and may require changes to the Company’s operational practices, standards and expectations and, in turn, increase the Company’s compliance costs. Periodically, the Company has incurred, and it expects to continue to incur, operating and capital costs to comply with environmental requirements. The Company monitors its environmental responsibilities, together with trends in the related laws, and believes it is in substantial compliance with current regulations. If the Company is required to incur increased compliance costs or violates environmental laws or regulations, future environmental compliance expenditures or liabilities could have a material adverse effect on our financial condition, results of operations or cash flows.

Exposure to fluctuations in foreign currency exchange rates

The Company is exposed to fluctuations in foreign currency exchange rates, particularly with respect to the Euro, Canadian Dollar, South African Rand and British Pound. Any significant change in the value of these currencies could affect the Company’s ability to sell products competitively and control its cost structure, which could have a material effect on its financial condition, results of operations or cash flows.

Conditions in foreign countries in which the Company conducts business

In 2018, 34% of the Company’s net sales were to customers outside the United States. The Company expects its international and export sales to continue to be a significant portion of its revenue and it has placed a particular emphasis on increasing its growth and presence internationally. The Company’s sales from international operations and export sales are subject, in varying degrees, to risks inherent to doing business outside the United States. These risks include, but are not limited to, the following, some of which are further addressed in our other Risk Factors:

•	Possibility of unfavorable circumstances arising from host country laws or regulations;
•	Currency exchange rate fluctuations and restrictions on currency repatriation;
•	Potential negative consequences from changes to taxation policies;
•	Disruption of operations from labor and political disturbances;
•	Changes in tariffs, duty rates, and other trade barriers and import and export licensing requirements;
•	Increased costs and risks of developing, staffing and simultaneously managing a number of global operations as a result of distance as well as language and cultural differences; and
•	Insurrections, armed conflicts, terrorism or war.

Any of these events could have an adverse impact on the Company’s business and operations.

Changes in our tax rates and exposure to additional income tax liabilities

Gorman-Rupp is subject to income and other taxes in the United States federal jurisdiction and various local, state and foreign jurisdictions. The Company’s future effective income tax rates could be unfavorably affected by various factors, including changes in the tax rates as well as rules and regulations in relevant jurisdictions. In addition, the amount of income taxes paid is subject to ongoing audits by U.S. federal, state and local tax authorities and by non-U.S. authorities. If these audits result in assessments different from amounts recorded, the Company’s future financial results may include unfavorable adjustments.

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

There was no goodwill impairment charge recorded in 2018. In 2017 and 2016, the Company recorded pre-tax non-cash goodwill and other intangible impairment charges of $4.1 million and $1.8 million, respectively, related to the Company’s Bayou City Pump Company reporting unit. See Note 9 to the Consolidated Financial Statements, Goodwill and Other Intangible Assets.

The Company’s annual impairment analysis concluded that the fair value of the Company’s National Pump Company (“National”) reporting unit exceeded its carrying value be approximately 9%. A sensitivity analysis was performed for the National reporting unit, assuming a hypothetical 50 basis point decrease in the expected long-term growth rate or a hypothetical 50 basis point increase in the weighted average cost of capital, and both scenarios independently yielded an estimated fair value for the National reporting unit slightly above its carrying value. While the result of this test indicated that no impairment existed at National, if it fails to experience growth or revises its long-term projections downward, National could be subject to impairment charges in the future. See Note 9 to the Consolidated Financial Statements, Goodwill and Other Intangible Assets.

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

In 2018 and 2017, the Company recorded pre-tax non-cash pension settlement charges of $2.9 million and $4.0 million, respectively, driven by lump-sum distributions discussed above. There was no pension settlement charge recorded in 2016. See Note 8 to the Consolidated Financial Statements, Pensions and Other Postretirement Benefits.

Family ownership of common equity

A substantial percentage of the Company’s Common Shares is held by various members of the Gorman and Rupp families and their respective affiliates. Because of this concentrated ownership relative to many other publicly-traded companies, the market price of the Company’s Common Shares may be influenced by lower trading volume and therefore more susceptible to price fluctuations than many other companies’ shares. If any one or more of the Company’s significant shareholders were to sell all or a portion of their holdings of Company Common Shares at once or within short periods of time, or there was an expectation that such a sale was imminent, then the market price of the company’s common shares could be negatively affected.

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

For nearly twenty years, numerous business entities in the pump and fluid-handling industries, as well as a multitude of companies in many other industries, have been targeted in a series of lawsuits in several jurisdictions by various individuals seeking redress to claimed injury as a result of the entities’ alleged use of asbestos in their products. Since 2001, the Company and some of its subsidiaries have been involved in this mass-scaled litigation, typically as one of many co-defendants in a particular proceeding. The allegations in the lawsuits involving the Company and/or its subsidiaries have been vague, general and speculative. Most of these lawsuits have been dismissed without advancing beyond the early stage of discovery, some as a result of nominal monetary settlements recommended for payment by the Company’s insurers. The claims and related legal expenses generally have been covered by the Company’s insurance, subject to applicable deductibles and limitations. Accordingly, this series of lawsuits has not, cumulatively or individually, had a material adverse impact on the Company’s consolidated results of operations, liquidity or financial condition, nor is it expected to have any such impact in the future, based on the current knowledge of the Company.

In addition, the Company and/or its subsidiaries are parties in a small number of legal proceedings arising in the ordinary course of business. Management does not currently believe that these proceedings will materially impact the Company’s consolidated results of operations, liquidity or financial condition.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

On January 25, 2019, the Company announced that James C. Gorman, Chairman of the Board of Directors, has notified the Company that he will not stand for re-election as a Director at the Company’s 2019 Annual Meeting of Shareholders scheduled in April, at which time his term as a Director will expire. Following the conclusion of his term, Mr. Gorman plans to continue his involvement with the Company in a non-executive officer capacity.

The following table sets forth certain information with respect to the executive officers of the Company as of January 31, 2019:

Name	Age	Office	Date Elected to Executive Office Position
James C. Gorman	94	Chairman	1989
Jeffrey S. Gorman	66	President and Chief Executive Officer	1998
James C. Kerr	56	Vice President and Chief Financial Officer	2017
Brigette A. Burnell	43	Vice President, General Counsel and Corporate Secretary	2014

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

Mr. Kerr was elected Vice President and Chief Financial Officer effective March 1, 2018. Mr. Kerr previously served as Chief Financial Officer effective January 1, 2017 and as Vice President of Finance from July 18, 2016 to December 31, 2016. Prior to 2016, Mr. Kerr served as both Executive Vice President and Chief Financial Officer of Jo-Ann Stores from 2006 to 2015 and as Vice President, Controller of Jo-Ann Stores from 1998 to 2006.

Ms. Burnell was elected Vice President, General Counsel and Corporate Secretary effective March 1, 2018. Ms. Burnell previously served as General Counsel effective May 1, 2015 and as Corporate Secretary effective May 1, 2014. Ms. Burnell previously served as Corporate Counsel effective May 1, 2014. Ms. Burnell joined the Company as Corporate Attorney on January 2, 2014. Prior to 2014, Ms. Burnell served as Corporate Counsel of Red Capital Group from 2011 to 2013 and as an Associate at Jones Day from 2002 to 2011.

Mr. J. S. Gorman is the son of Mr. J. C. Gorman. There are no other family relationships among any of the Executive Officers and Directors of the Company.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is listed on the NYSE under the ticker symbol “GRC”. On February 1, 2019, there were approximately 7,240 shareholders, of which 1,550 were registered holders of Common Shares.

The Company currently expects to continue its exceptional history of paying regular quarterly dividends, and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on an assessment of the Company’s financial condition and business outlook at the applicable time.

PERFORMANCE GRAPH

The following stock price performance graph and related table compares the cumulative total returns (assuming reinvestment of dividends) on $100 invested on December 31, 2013 through December 31, 2018 in the Company’s common shares, the NYSE Composite Index, the NYSE American Index and a peer group of companies in the SIC Code 3561 Index— Pumps and Pumping Equipment. The stock price performance graph and related table is not necessarily indicative of future investment performance.

Comparison of 5-Year Cumulative Total Shareholder Return Among The Gorman-Rupp Company,

NYSE Composite Index, NYSE American Index and SIC Code 3561

	2013	2014	2015	2016	2017	2018

The Gorman-Rupp Company	100.00	97.22	82.13	96.64	99.04	110.71
NYSE Composite	100.00	106.87	102.62	115.02	136.76	124.72
NYSE American	100.00	103.76	94.00	104.00	123.29	108.79
SIC Code 3561	100.00	93.18	75.71	94.56	123.77	112.72

ITEM 6.	SELECTED FINANCIAL DATA

Five-Year Summary of Selected Financial Data

(Thousands of dollars, except per share amounts)

	2018		2017	2016	2015	2014
Operating Results
Net sales	$414,334		$379,389	$382,071	$406,150	$434,925
Gross profit (1)	109,921		101,208	92,528	95,813	107,207
Income taxes	10,337		12,823	11,599	12,157	17,593
Net income	39,979		26,555	24,883	25,109	36,141
Depreciation and amortization	14,484		15,053	15,529	15,282	14,615
Interest expense	1		17	20	122	134
Return on net sales (%)	9.6		7.0	6.5	6.2	8.3
Sales dollars per employee	349.1		327.9	313.2	318.5	340.6
Income dollars per employee	33.7		23.0	20.4	19.7	28.3

Financial Position
Current assets	$208,686		$227,934	$203,900	$189,391	$200,709
Current liabilities	48,465		45,696	49,352	43,460	64,346
Working capital	160,221		182,238	154,548	145,931	136,363
Current ratio	4.3		5.0	4.1	4.4	3.1
Property, plant and equipment, net	$113,493		$117,071	$122,067	$129,887	$133,964
Capital additions	10,947		7,754	6,877	8,260	13,278
Total assets	368,282		395,015	382,818	364,201	380,904
Equity	293,132		325,495	302,888	287,021	281,967
Dividends paid	65,551	(2)	12,268	11,218	10,599	9,715
Average number of employees	1,187		1,157	1,220	1,275	1,277
Shareholder Information

Earnings per share	$ 1.53		$ 1.02	$ 0.95	$ 0.96	$ 1.38
Cash dividends per share	2.51	(2)	0.470	0.430	0.405	0.370
Equity per share at December 31	11.22		12.47	11.61	11.00	10.74
Average number of shares outstanding	26,112,138		26,100,865	26,087,721	26,192,072	26,256,824

(1)

As a result of a new accounting standard effective January 1, 2018, Accounting Standards Update No. 2017-07, “Compensation - Retirement Benefits (Topic 715) – Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” the Company reclassified non-service components of net periodic benefit cost (benefit) of $2.5 million, $0.5 million, $3.2 million and $(0.4) million for the years ended December 31, 2017, 2016, 2015 and 2014, respectively, into Other (expense) income, net from Gross profit on the Consolidated Statements of Income.

(2)	Includes a special dividend of $52,234 or $2.00 per share.

Summary of Quarterly Results of Operations

(Thousands of dollars, except per share amounts)

Quarter Ended 2018	Net Sales	Gross Profit	Net Income	Earnings per Share
First quarter	$ 96,604	$ 26,206	$ 9,617	$0.37
Second quarter	111,827	29,865	10,173	0.39
Third quarter	102,893	27,327	10,701	0.41
Fourth quarter	103,010	26,523	9,488	0.36

Total	$414,334	$109,921	$39,979	$1.53

Quarter Ended 2017	Net Sales	Gross Profit	Net Income	Earnings per Share
First quarter	$ 92,603	$ 22,252	$ 5,065	$0.19
Second quarter	97,872	27,245	7,848	0.30
Third quarter	93,976	26,458	5,702	0.22
Fourth quarter	94,938	25,253	7,940	0.31

Total	$379,389	$101,208	$26,555	$1.02

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in tables in thousands of dollars)

Executive Overview

The following discussion of Results of Operations includes certain non-GAAP financial data and measures such as adjusted earnings before interest, taxes, depreciation and amortization and adjusted earnings per share amounts which exclude non-cash pension settlement charges in 2018 and 2017 and non-cash impairment charges relating to goodwill and other intangible assets in 2017 and 2016. Management utilizes these adjusted financial data and measures to assess comparative operations against those of prior periods without the distortion of non-comparable factors. The Gorman-Rupp Company believes that these non-GAAP financial data and measures also will be useful to investors in assessing the strength of the Company’s underlying operations from period to period. Provided below is a reconciliation of adjusted earnings per share amounts and adjusted earnings before interest, taxes, depreciation and amortization.

	2018	2017	2016
Adjusted earnings per share:
Reported earnings per share – GAAP basis	$1.53	$1.02	$0.95
Plus pension settlement charge	0.08	0.10	-
Plus goodwill impairment and other intangible asset charges	-	0.10	0.05

Non-GAAP adjusted earnings per share	$1.61	$1.22	$1.00

Adjusted earnings before interest, taxes, depreciation and amortization:
Reported net income – GAAP basis	$39,979	$26,555	$24,883
Plus interest	1	17	20
Plus income taxes	10,337	12,823	11,599
Plus depreciation and amortization	14,484	15,053	15,529

Non-GAAP earnings before interest, taxes, depreciation and amortization	64,801	54,448	52,031
Plus pension settlement charge	2,852	4,031	-
Plus goodwill impairment and other intangible asset charges	-	4,098	1,800

Non-GAAP adjusted earnings before interest, taxes, depreciation and amortization	$67,653	$62,577	$53,831

The Gorman-Rupp Company (“we”, “our”, “Gorman-Rupp” or the “Company”) is a leading designer, manufacturer and international marketer of pumps and pump systems for use in diverse water, wastewater, construction, dewatering, industrial, petroleum, original equipment, agriculture, fire protection, heating, ventilating and air conditioning (HVAC), military and other liquid-handling applications. The Company attributes its success to long-term product quality, applications and performance combined with timely delivery and service, and continually seeks to develop initiatives to improve performance in these key areas.

Gorman-Rupp actively pursues growth opportunities through organic growth, international business expansion and acquisitions.

We regularly invest in training for our employees, in new product development and in modern manufacturing equipment, technology and facilities all designed to increase production efficiency and capacity and drive growth by delivering innovative solutions to our customers. We believe that the diversity of our markets is a major contributor to the generally stable financial growth we have produced over the past 85 years.

The Company places a strong emphasis on cash flow generation and maintaining excellent liquidity and financial flexibility. This focus has afforded us the ability to reinvest our cash resources and preserve a strong balance sheet to position us for future acquisition and product development opportunities. The Company had no bank debt as of December 31, 2018. The $137.9 million of aggregate cash generated by operating activities over the past three years was utilized primarily to pay dividends, including a special dividend of $2.00 per share paid on December 10, 2018, fund the Company’s defined benefit pension plan, purchase productivity-enhancing capital equipment and fund growth-oriented acquisitions. The Company’s cash position decreased $33.2 million during 2018 to $46.5 million at December 31, 2018.

The Company generated $67.7 million in adjusted earnings before interest, taxes, depreciation and amortization during 2018. From these earnings, the Company invested $10.9 million primarily in machinery and equipment and returned $65.6 million in dividends to shareholders, including $52.2 million related to a special dividend of $2.00 per share paid on December 10, 2018.

Capital expenditures for 2019 are presently planned to be in the range of $15-$20 million primarily for building expansion and machinery and equipment purchases, and are expected to be financed through internally-generated funds.

Net sales for 2018 were $414.3 million compared to $379.4 million for 2017, an increase of 9.2% or $34.9 million. Domestic sales increased 12.4% or $30.0 million and international sales increased 3.5% or $4.9 million compared to 2017.

Gross profit was $109.9 million for 2018, resulting in gross margin of 26.5%, compared to gross profit of $101.2 million and gross margin of 26.7% for 2017. Gross margin decreased 20 basis points largely driven by an unfavorable LIFO impact of 70 basis points, partially offset by lower healthcare expense.

Selling, general and administrative (“SG&A”) expenses were $59.3 million and 14.3% of net sales for 2018 compared to $55.5 million and 14.6% of net sales for 2017. In 2018, a special cash bonus paid to all employees impacted SG&A expenses by $1.3 million or 30 basis points. Excluding this special cash bonus, SG&A expenses as a percentage of sales improved 60 basis points as a result of leverage from increased sales volume.

Operating income was $50.6 million, resulting in operating margin of 12.2% for 2018, compared to operating income of $41.6 million and operating margin of 11.0% for 2017. In 2018, a special cash bonus paid to all employees impacted operating income by $1.3 million or 30 basis points. Included in 2017 Operating income were non-cash impairment charges of $4.1 million or 100 basis points. Excluding these items, operating margin improved 50 basis points due principally to leverage from increased sales volume and lower healthcare expense, partially offset by an unfavorable LIFO impact.

The Company’s effective tax rate decreased to 20.5% for 2018 from 32.6% for 2017, due primarily to the impact of the U.S. Tax Cuts and Jobs Act (“Tax Act”) enacted in December 2017. The effective tax rate for 2018 also benefited by 120 basis points from pension plan contributions eligible for tax deduction at the 35.0% federal corporate tax rate for 2017 rather than the 21.0% rate for 2018. The Company’s current estimate of its full year 2019 effective income tax rate is between 22% and 24%.

Net income was a record $40.0 million for 2018 compared to $26.6 million in 2017, and earnings per share were a record $1.53 for 2018 compared to $1.02 in 2017. In 2018 earnings were reduced by an unfavorable LIFO impact of $0.12 per share, non-cash pension settlement charges of $0.08 per share and a special cash bonus paid to all employees of $0.04 per share. In 2017 earnings were reduced by an unfavorable LIFO impact of $0.03 per share, non-cash pension settlement charges of $0.10 per share and non-cash impairment charges of $0.10 per share.

The Company’s backlog of orders was $113.7 million at December 31, 2018 and essentially unchanged compared to $114.0 million at December 31, 2017. Incoming orders increased 5.7% in 2018 compared to 2017 and included increases in almost all the markets the Company serves, most notably in the municipal, construction, petroleum and industrial markets.

On January 24, 2019, the Board of Directors authorized the payment of a quarterly dividend of $0.135 per share, representing the 276th consecutive quarterly dividend to be paid by the Company. During 2018, the Company again paid increased dividends and thereby attained its 46th consecutive year of increased dividends. These consecutive years of increases continue to position Gorman-Rupp in the top 50 of all U.S. public companies with respect to number of years of increased dividend payments. The regular dividend yield at December 31, 2018 was 1.7%.

The Company currently expects to continue its exceptional history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.

Outlook

We are pleased with the Company’s 2018 financial results. Overall demand remains solid, as incoming orders increased 5.7% in 2018 as compared to 2017 across the majority of our markets. We ended 2018 with a backlog of orders of $113.7 million which is consistent with the backlog at the end of 2017. As material costs have risen primarily as a result of inflation and tariffs, we have implemented pricing actions that we expect to offset these inflationary pressures and will continue to closely monitor material costs and pricing going forward. Our underlying fundamentals remain strong and we believe that we remain well positioned to drive long-term growth. Our strong balance sheet provides us with the flexibility to continue to evaluate acquisition opportunities and new product development that we expect will help add value to our operations over the longer term. In addition, increased emphasis on infrastructure improvements at both the federal and state levels, coupled with the impact of lower taxes, could be other positive factors over the next several years.

Results of Operations – 2018 Compared to 2017:

In 2017, due primarily to the continued decreased demand for barge pumps for the marine transportation market driven by low oil prices and overcapacity of inland barges, the Bayou City Pump Company (“Bayou”) reporting unit recorded pre-tax non-cash goodwill and intangible asset impairment charges of $4.1 million. See Note 9 to the Consolidated Financial Statements, Goodwill and Other Intangible Assets.

In 2018 and 2017, due to increased employee retirements and related lump sum pension payments, the Company recorded U.S. GAAP-required and actuarially-determined $2.9 million and $4.0 million non-cash pension settlement charges, respectively.

Net Sales

	Year Ended December 31,
	2018	2017	$ Change	% Change
Net sales	$414,334	$379,389	$34,945	9.2%

Net sales for 2018 were $414.3 million compared to $379.4 million for 2017, an increase of 9.2% or $34.9 million. Domestic sales increased 12.4% or $30.0 million and international sales increased 3.5% or $4.9 million compared to 2017.

Sales in our water markets increased 9.9% or $25.9 million in 2018 compared to 2017. Sales in the municipal market increased $8.1 million and sales in the fire protection market increased $7.0 million, which were both driven by domestic sales related to infrastructure needs and improved economic conditions. Sales in the construction market increased $6.2 million due primarily to increased oil and gas drilling activity, and sales of repair parts increased $4.2 million driven by favorable economic conditions. In addition, sales in the agriculture market increased $0.4 million.

Sales increased 7.6% or $9.0 million in our non-water markets during 2018 compared to 2017. Sales in the industrial and petroleum markets increased a combined $9.8 million due principally to increased capital spending related to oil and gas drilling activity. These increases were partially offset by decreased sales in the OEM market of $0.8 million.

International sales were $142.5 million in 2018 compared to $137.6 million in 2017 and represented 34.4% and 36.3% of total sales for the Company in each of the two years, respectively. International sales increased in all markets except the OEM and agriculture markets.

Cost of Products Sold and Gross Profit

	Year Ended December 31,
	2018	2017	$ Change	% Change
Cost of products sold	$304,413	$278,181	$26,232	9.4%
% of Net sales	73.5%	73.3%
Gross margin	26.5%	26.7%

Gross profit was $109.9 million for 2018, resulting in gross margin of 26.5%, compared to gross profit of $101.2 million and gross margin of 26.7% for 2017. Gross margin decreased 20 basis points largely driven by an unfavorable LIFO impact of 70 basis points, partially offset by lower healthcare expense.

Selling, General and Administrative (SG&A) Expenses

	Year Ended December 31,
	2018	2017	$ Change	% Change
Selling, general and administrative expenses	$59,282	$55,474	$3,808	6.9%
% of Net sales	14.3%	14.6%

SG&A expenses were $59.3 million and 14.3% of net sales for 2018 compared to $55.5 million and 14.6% of net sales for 2017. In 2018, a special cash bonus paid to all employees impacted SG&A expenses by $1.3 million or 30 basis points. Excluding this special cash bonus, SG&A expenses as a percentage of sales improved 60 basis points as a result of leverage from increased sales volume.

Operating Income

	Year Ended December 31,
	2018	2017	$ Change	% Change
Operating income	$50,639	$41,636	$9,003	21.6%
% of Net sales	12.2%	11.0%

Operating income was $50.6 million, resulting in operating margin of 12.2% for 2018, compared to operating income of $41.6 million and operating margin of 11.0% for 2017. Included in 2018 Operating income was a special cash bonus paid to all employees of $1.3 million or 30 basis points. Included in 2017 Operating income were non-cash impairment charges of $4.1 million or 100 basis points. Excluding these items, operating margin improved 50 basis points due principally to leverage from increased sales volume and lower healthcare expense, partially offset by an unfavorable LIFO impact.

Net Income

	Year Ended December 31,
	2018	2017	$ Change	% Change
Income before income taxes	$50,316	$39,378	$ 10,938	27.8%
% of Net sales	12.1%	10.4%
Income taxes	$10,337	$12,823	$(2,486)	(19.4)%
Effective tax rate	20.5%	32.6%
Net income	$39,979	$26,555	$ 13,424	50.6%
% of Net sales	9.6%	7.0%
Earnings per share	$ 1.53	$ 1.02	$ 0.51	50.0%

The Company’s effective tax rate decreased to 20.5% for 2018 from 32.6% for 2017, due primarily to the impact of the Tax Act enacted in December 2017. The effective tax rate for 2018 also benefited by 120 basis points from pension plan contributions eligible for tax deduction at the 35.0% federal corporate tax rate for 2017 rather than the 21.0% rate for 2018. The Company’s current estimate of its full year 2019 effective income tax rate is between 22% and 24%.

The increase in net income in 2018 compared to the same period in 2017 was due primarily to increased sales volume and the decrease in the effective tax rate. Net income in 2018 included an unfavorable LIFO impact of $3.1 million, net of income taxes, a non-cash pension settlement charge of $2.2 million, net of income taxes, and a special cash bonus paid to all employees of $1.0 million, net of income taxes. Net income in 2017 included non-cash impairment charges of $2.7 million, net of income taxes, and a non-cash pension settlement charge of $2.7 million, net of income taxes.

Earnings per share for 2018 included an unfavorable LIFO impact of $0.12 per share, non-cash pension settlement charges of $0.08 per share and a special cash bonus paid to all employees with an impact of $0.04 per share. Earnings per share for 2017 included non-cash impairment charges of $0.10 per share and a non-cash pension settlement charge of $0.10 per share.

Results of Operations – 2017 Compared to 2016:

In 2017, due primarily to the continued decreased demand for barge pumps for the marine transportation market driven by low oil prices and overcapacity of inland barges, the Bayou City Pump Company (“Bayou”) reporting unit recorded pre-tax non-cash goodwill and intangible asset impairment charges of $4.1 million. In 2016, due primarily to the prolonged downturn in the oil and gas industry, the Bayou reporting unit recorded a pre-tax non-cash goodwill impairment charge of $1.8 million. See Note 9 to the Consolidated Financial Statements, Goodwill and Other Intangible Assets.

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

Cost of Products Sold and Gross Profit

	Year Ended December 31,
	2017	2016	$ Change	% Change
Cost of products sold	$278,181	$289,543	$(11,362)	(3.9)%
% of Net sales	73.3%	75.8%
Gross margin	26.7%	24.2%

Gross profit was $101.2 million for 2017, resulting in gross margin of 26.7%, compared to gross profit of $92.5 million and gross margin of 24.2% for 2016. Gross margin increased by 250 basis points due principally to favorable sales mix.

Selling, General and Administrative (SG&A) Expenses

	Year Ended December 31,
	2017	2016	$ Change	% Change
Selling, general and administrative expenses	$55,474	$54,294	$1,180	2.2%
% of Net sales	14.6%	14.2%

SG&A expenses were $55.5 million and 14.6% of net sales for 2017 compared to $54.3 million and 14.2% of net sales for 2016. SG&A expenses included a gain on the sale of property, plant and equipment of $1.0 million or 30 basis points in 2016. Excluding this item, SG&A expenses increased 10 basis points compared to 2016.

Operating Income

	Year Ended December 31,
	2017	2016	$ Change	% Change
Operating income	$41,636	$36,434	$5,202	14.3%
% of Net sales	11.0%	9.5%

Operating income was $41.6 million, resulting in operating margin of 11.0% for 2017, compared to operating income of $36.4 million and operating margin of 9.5% for 2016. In 2017, operating margin included non-cash impairment charges of $4.1 million or 100 basis points. In 2016, operating margin included a non-cash impairment charge of $1.8 million or 50 basis points and a gain on the sale of property, plant and equipment of $0.6 million or 20 basis points. Excluding these items, operating income improved $8.1 million or 220 basis points due principally to improved gross margin.

Net Income

	Year Ended December 31,
	2017	2016	$ Change	% Change
Income before income taxes	$39,378	$36,482	$2,896	7.9%
% of Net sales	10.4%	9.6%
Income taxes	$12,823	$11,599	$1,224	10.6%
Effective tax rate	32.6%	31.8%
Net income	$26,555	$24,883	$1,672	6.7%
% of Net sales	7.0%	6.5%
Earnings per share	$ 1.02	$0.95	$0.07	7.4%

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

Liquidity and Sources of Capital

Cash and cash equivalents totaled $46.5 million and there was no outstanding bank debt at December 31, 2018. In addition, the Company had $23.1 million available in bank lines of credit after deducting $7.9 million in outstanding letters of credit primarily related to customer orders. The Company was in compliance with its debt covenants, including limits on additional borrowings and maintenance of certain operating and financial ratios, at all times in 2018 and 2017.

Capital expenditures for 2019, which are expected to consist principally of building expansion and machinery and equipment purchases, are estimated to be in the range of $15-$20 million and are expected to be financed through internally generated funds. During 2018, 2017 and 2016, the Company financed its capital improvements and working capital requirements principally through internally generated funds.

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

The following table reconciles adjusted earnings before interest, income taxes and depreciation and amortization as reconciled above to free cash flow:

	2018	2017	2016
Non-GAAP adjusted earnings before interest, taxes, depreciation and amortization	$ 67,653	$ 62,577	$ 53,831
Less capital expenditures	(10,947)	(7,754)	(6,877)
Less cash dividends	(65,551)	(12,268)	(11,218)

Non-GAAP free cash flow	$ (8,845)	$ 42,555	$ 35,736

Financial Cash Flow

	Year Ended December 31,
	2018	2017	2016
Beginning of period cash and cash equivalents	$ 79,680	$ 57,604	$ 23,724

Net cash provided by operating activities	41,210	43,265	53,434

Net cash used for investing activities	(7,468)	(10,410)	(8,466)

Net cash used for financing activities	(65,551)	(12,268)	(11,218)

Effect of exchange rate changes on cash	(1,413)	1,489	130

Net increase (decrease) in cash and cash equivalents	(33,222)	22,076	33,880

End of period cash and cash equivalents	$ 46,458	$ 79,680	$ 57,604

The change in cash provided by operating activities in 2018 compared to 2017 was primarily due to an increase in inventories and accounts receivable driven by increased sales volume, and increased income tax payments. The change in cash provided by operating activities in 2017 compared to 2016 was primarily due to a decrease in accounts receivable, more than offset by increased inventories and decreased commissions payable and benefit obligations.

During 2018, investing activities of $7.5 million primarily consisted of a $3.0 million decrease in short-term investments and $10.9 million of capital expenditures for machinery and equipment offset by $0.5 million of proceeds from the sale of property, plant and equipment. During 2017, investing activities of $10.4 million primarily consisted of a $3.0 million increase in short-term investments and $7.8 million of capital expenditures for machinery and equipment offset by $0.3 million of proceeds from the sale of property, plant and equipment. During 2016, investing activities of $8.5 million primarily consisted of capital expenditures for machinery and equipment, a new operations facility in Africa, and other building improvements totaling $6.9 million as well as a payment for an acquisition, net of cash acquired, of $3.0 million, offset by proceeds from the sale of property, plant, and equipment of $1.4 million.

Net cash used for financing activities consisted of dividend payments of $65.6 million during 2018, including $52.2 million related to a special dividend, $12.3 million during 2017 and $11.2 million during 2016.

The Company currently expects to continue its exceptional history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.

Contractual Obligations

Capital commitments in the table below include contractual commitments to purchase machinery and equipment that have been approved by the Board of Directors. The capital commitments do not represent the entire anticipated purchases in the future, but represent only those substantive items for which the Company is contractually obligated as of December 31, 2018. Also, the Company has some operating leases for certain offices, manufacturing facilities, land, office equipment and automobiles. Rental expenses relating to these leases were $1.0 million in 2018, $0.9 million in 2017 and $1.1 million in 2016.

The following table summarizes the Company’s contractual obligations at December 31, 2018:

	Payment Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital commitments	$1,674	$1,674	$ -	$ -	$ -
Operating leases	1,582	702	671	199	10

Total	$3,256	$2,376	$671	$199	$10

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

Revenue Recognition

The Company accounts for revenue in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers,” under which the unit of account is a performance obligation. Substantially all of our revenue is derived from fixed-price customer contracts and the majority of our customer contracts have a single performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service to a customer. For customer contracts with multiple performance obligations, the Company allocates revenue to each performance obligation based on its relative standalone selling price, which is generally determined based on standalone selling prices charged to customers or using expected cost plus margin.

The transaction price for a customer contract is allocated to each distinct performance obligation and recognized as revenue when, or as, the Company’s performance obligation is satisfied. All of the Company’s performance obligations, and associated revenue, are generally satisfied at a point in time, with the exception of certain highly customized pump products, which are satisfied over time as work progresses.

Accounting for long-term contracts involves the use of various techniques to estimate total contract revenue and costs. For long-term contracts, the Company estimates the profit on a contract as the difference between the total estimated revenue and expected costs to complete a contract and recognizes that profit as performance obligations are satisfied. Contract estimates are based on various assumptions to project the outcome of future events that could span longer than one year. These assumptions include labor productivity and availability, the complexity of the work to be performed, the cost and availability of materials and the performance of subcontractors as applicable.

As a significant change in one or more of these estimates could affect the profitability of our contracts, the Company reviews and updates its contract-related estimates regularly. Adjustments in estimated profit on contracts are accounted for under the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date on a contract is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance are recognized using the adjusted estimate.

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

The discount rates used to value pension plan obligations were 3.94 and 3.27% at December 31, 2018 and 2017, respectively. The discount rates used to value postretirement obligations were 4.13% and 3.39% at December 31, 2018 and 2017, respectively. The discount rates were determined by constructing a zero-coupon spot yield curve derived from a universe of high-quality bonds as of the measurement date. The expected rate of return on pension assets is designed to be a long- term assumption that will be subject to year-to-year variability.

The rate for 2018 and 2017 was 6.0%. Actual pension plan asset performance will either reduce or increase unamortized losses included in Accumulated other comprehensive loss, which will ultimately affect net income. The assumed rate of compensation increase was 3.50% in 2018 and 2017.

Substantially all retirees elect to take lump sum settlements of their pension plan benefits. When interest rates are low as they have been the last five years, this subjects the Company to the risk of exceeding an actuarial threshold computed on an annual basis and triggering a GAAP-required non-cash pension settlement loss, which occurred in 2018 and 2017.

The assumption used for the rate of increase in medical costs over the next five years was 5% in 2018 and unchanged in 2017. A one percentage point increase in the assumed health care trend would increase postretirement expense by approximately $179,000, changing the benefit obligation by approximately $1.9 million; while a one percentage point decrease in the assumed health care trend would decrease postretirement expense by approximately $152,000, changing the benefit obligation by approximately $1.8 million.

Income Taxes

On December 22, 2017, the United States enacted the tax reform legislation commonly known as the Tax Cuts and Jobs Act (the “Tax Act”), which reduced the federal corporate tax rate on U.S. earnings to 21% and moved from a global taxation regime to a modified territorial regime. The Company’s lower effective income tax rate of 20.5% for 2018, compared to 32.6% for 2017 and 31.8% for 2016, was due primarily to the Tax Act.

As part of the Tax Act, U.S. companies are required to pay a tax on historical earnings generated offshore that have not been repatriated to the U.S. Companies are required to re-measure their deferred tax assets and liabilities to reflect the lower federal base rate of 21%. During 2018, the Company recorded an adjustment of $48,000 of income tax benefit to the provisional amount of $1,370,000 the Company recorded in the fourth quarter of 2017 regarding transitional impacts of the Tax Act. As of December 31, 2018, we have completed our accounting for the tax effects of the enactment of the Tax Act.

In January 2018, FASB released guidance on accounting for the global intangible low-taxed income (“GILTI”) tax. The guidance indicates that either accounting for deferred taxes related to GILTI tax inclusions or treating the GILTI tax as a period cost are both acceptable methods subject to an accounting policy election. The Company has elected to account for the GILTI tax in the period in which it is incurred.

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

The Company is subject to income taxes in the U.S. federal and various state, local and foreign jurisdictions. Income tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2014. The Company has $55,000 of unrecognized tax benefits recorded for periods for which the relevant statutes of limitations expire in the next 12 months.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense for all periods presented. The Company accrued approximately $224,000, $168,000 and $98,000 for the payment of interest and penalties at December 31, 2018, 2017 and 2016, respectively.

Goodwill and Other Intangibles

The Company accounts for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired. Business combinations can also result in other intangible assets being recognized. Amortization of intangible assets, if applicable, occurs over their estimated useful lives.

Goodwill is tested annually for impairment as of October 1, or whenever events or changes in circumstances indicate there may be a possible permanent loss of value in accordance with ASC 350, “Intangibles - Goodwill and Other.”

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

Based upon our fiscal 2018 and 2017 quantitative and qualitative impairment analyses, except for the Bayou reporting unit, the Company concluded that it is more likely than not that the fair value of our reporting units continues to exceed the respective carrying amounts. In 2017, due primarily to the decreased demand for barge pumps for the marine transportation market driven by low oil prices and overcapacity of inland barges, the Bayou reporting unit recorded pre-tax non-cash goodwill impairment charges of $0.9 million.

The Company’s annual impairment analysis performed as of October 1, 2018 concluded that National Pump Company’s (“National”) fair value exceeded its carrying value by approximately 9%. A sensitivity analysis was performed for the National reporting unit, assuming a hypothetical 50 basis point decrease in the expected long-term growth rate or a hypothetical 50 basis point increase in the weighted average cost of capital, and both scenarios independently yielded an estimated fair value for the National reporting unit slightly above carrying value. If National fails to experience growth or revises its long-term projections downward, it could be subject to impairment charges in the future. Goodwill relating to the National reporting unit represents 4% of the Company’s December 31, 2018 total assets. See Note 9 to the Consolidated Financial Statements, Goodwill and Other Intangible Assets.

Other indefinite-lived intangible assets primarily consist of trademarks and trade names. The fair value of these assets is also tested annually for impairment as of October 1, or whenever events or changes in circumstances indicate there may be a possible permanent loss of value. The fair value of these assets is determined using a royalty relief methodology similar to that employed when the associated assets were acquired, but using updated estimates of future sales, cash flows and profitability. For 2018 and 2017 the fair value of all indefinite lived intangible assets exceeded the respective carrying values.

Finite-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recovered through future net cash flows generated by the assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net undiscounted cash flows estimated to be generated by such assets. Based upon our fiscal 2018 and 2017 quantitative and qualitative impairment analyses, except for an impairment of a customer relationship intangible asset in the Bayou reporting unit in 2017, the Company was not aware of any events or changes in circumstances that indicate the carrying value of its finite-lived assets may not be recoverable. In 2017, due primarily to the continued decreased demand for barge pumps for the marine transportation market driven by low oil prices and overcapacity of inland barges, Bayou recorded a pre-tax non-cash customer relationship impairment charge of $3.2 million. See Note 9 to the Consolidated Financial Statements, Goodwill and Other Intangible Assets.

Other Matters

Certain transactions with related parties occur in the ordinary course of business and are not considered to be material to the Company’s consolidated financial position, net income or cash flows.

The Company does not have any off-balance sheet arrangements, financings or other relationships with unconsolidated “special purpose entities.”

The Company is not a party to any long-term debt agreements, or any material capital leases or purchase obligations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk associated principally with fluctuations in foreign currency exchange rates. The Company’s foreign currency exchange rate risk is limited primarily to the Euro, Canadian Dollar, South African Rand and British Pound. The Company manages its foreign exchange risk principally through invoicing customers in the same currency as is used in the market of the source of products. The foreign currency transaction (losses) gains for the periods ending December 31, 2018, 2017 and 2016 were $(803,000), $850,000, and $498,000, respectively, and are reported within Other (expense) income, net on the Consolidated Statements of Income.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Gorman-Rupp Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Gorman-Rupp Company (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 4, 2019 expressed an unqualified opinion thereon.

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

Cleveland, Ohio

March 4, 2019

The Gorman-Rupp Company

Consolidated Statements of Income

	Year Ended December 31,
(Thousands of dollars, except shares and per share amounts)	2018	2017	2016

Net sales	$414,334	$379,389	$382,071

Cost of products sold	304,413	278,181	289,543

Gross profit	109,921	101,208	92,528

Selling, general and administrative expenses	59,282	55,474	54,294

Impairment of goodwill and other intangible assets	-	4,098	1,800

Operating income	50,639	41,636	36,434

Other (expense) income, net	(323)	(2,258)	48

Income before income taxes	50,316	39,378	36,482

Income taxes	10,337	12,823	11,599

Net income	$ 39,979	$ 26,555	$ 24,883

Earnings per share	$ 1.53	$ 1.02	$ 0.95

Average number of shares outstanding	26,112,138	26,100,865	26,087,721

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(Thousands of dollars)	2018	2017	2016

Net income	$39,979	$26,555	$24,883

Cumulative translation adjustments	(2,922)	3,521	215

Pension and postretirement medical liability adjustments, net of tax	(5,922)	4,435	1,735

Other comprehensive (loss) income	(8,844)	7,956	1,950

Comprehensive income	$31,135	$34,511	$26,833

See notes to consolidated financial statements.

The Gorman-Rupp Company

Consolidated Balance Sheets

	December 31,
(Thousands of dollars)	2018	2017
Assets
Current assets:

Cash and cash equivalents	$ 46,458	$ 79,680

Accounts receivable, net	67,714	67,369

Inventories, net	87,387	74,967

Prepaid and other	7,127	5,918

Total current assets	208,686	227,934

Property, plant and equipment, net	113,493	117,071

Other assets	5,101	7,779

Prepaid pension assets	4,817	4,313

Goodwill and other intangible assets, net	36,185	37,918

Total assets	$368,282	$395,015

Liabilities and equity

Current liabilities:

Accounts payable	$ 16,678	$ 15,798

Payroll and employee related liabilities	12,651	12,027

Commissions payable	9,222	7,589

Deferred revenue and customer deposits	5,232	460

Accrued expenses	4,682	9,822

Total current liabilities	48,465	45,696

Postretirement benefits	21,853	15,737

Other long-term liabilities	4,832	8,087

Total liabilities	75,150	69,520
Equity:

Common shares, without par value:

Authorized – 35,000,000 shares;

Outstanding – 26,117,045 shares at December 31, 2018 and 26,106,623 shares at December 31, 2017 (after deducting treasury shares of 931,751 and 942,173, respectively), at stated capital amounts	5,102	5,100

Additional paid-in capital	2,539	526
Retained earnings	308,914	332,378
Accumulated other comprehensive loss	(23,423)	(12,509)

Total equity	293,132	325,495

Total liabilities and equity	$368,282	$395,015

See notes to consolidated financial statements.

The Gorman-Rupp Company

Consolidated Statements of Cash Flows

	Year Ended December 31,
(thousands of dollars)	2018	2017	2016
Cash flows from operating activities:

Net income	$ 39,979	$ 26,555	$ 24,883

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	14,484	15,053	15,529

Pension expense	4,909	6,368	3,431

Contributions to pension plan	(4,000)	(2,000)	(16,000)

Deferred income tax charge (benefit)	337	(6,140)	3,511

Gain on sale of property, plant and equipment	(44)	153	(607)

Stock based compensation	1,674	743	252

Impairment of goodwill and other intangible assets	-	4,098	1,800

Changes in operating assets and liabilities, net of effects of acquisitions:

Accounts receivable, net	(1,196)	5,473	5,273

Inventories, net	(13,601)	(4,305)	13,904

Accounts payable	1,299	(1,268)	1,393

Commissions payable	1,737	(3,849)	3,300

Deferred revenue	741	(902)	(380)

Accrued expenses and other	1,928	3,215	(8,248)

Income taxes	(6,599)	7,950	64

Benefit obligations	(438)	(7,879)	5,329

Net cash provided by operating activities	41,210	43,265	53,434

Cash flows from investing activities:

Capital additions	(10,947)	(7,754)	(6,877)

Proceeds from sale of property, plant and equipment	512	320	1,379

Proceeds from (Purchase of) short-term investments, net	2,967	(2,976)	-

Payments for acquisitions, net of cash acquired	-	-	(2,968)

Net cash used for investing activities	(7,468)	(10,410)	(8,466)

Cash flows from financing activities:

Regular cash dividends	(13,317)	(12,268)	(11,218)

Special cash dividend	(52,234)	-	-

Net cash used for financing activities	(65,551)	(12,268)	(11,218)

Effect of exchange rate changes on cash	(1,413)	1,489	130

Net (decrease) increase in cash and cash equivalents	(33,222)	22,076	33,880

Cash and cash equivalents:

Beginning of year	79,680	57,604	23,724

End of period	$ 46,458	$ 79,680	$ 57,604

See notes to consolidated financial statements.

The Gorman-Rupp Company

Consolidated Statements of Equity

(Thousands of dollars, except share and per share amounts)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Dollars

Balances December 31, 2015	26,083,623	$5,095	$-	$304,341	$(22,415)	$287,021

Net income				24,883		24,883

Other comprehensive income					1,950	1,950

Stock based compensation	9,500	2	215	35		252

Cash dividends – $0.43 per share				(11,218)		(11,218)

Balances December 31, 2016	26,093,123	5,097	215	318,041	(20,465)	302,888

Net income				26,555		26,555

Other comprehensive income					7,956	7,956

Stock based compensation	13,500	3	311	50		364

Cash dividends – $0.47 per share				(12,268)		(12,268)

Balances December 31, 2017	26,106,623	5,100	526	332,378	(12,509)	325,495

Net income				39,979		39,979

Other comprehensive loss					(8,844)	(8,844)

Reclassification of stranded income tax effects in accumulated other comprehensive income				2,070	(2,070)	-

Stock based compensation and other	10,422	2	2,013	38		2,053

Cash dividends – $2.51 per share, including a $2.00 special dividend				(65,551)		(65,551)

Balances December 31, 2018	26,117,045	$5,102	$2,539	$308,914	$(23,423)	$293,132

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

Certain prior year amounts have been reclassified to conform with current year presentation and reflect the adoption of certain accounting standard updates. These reclassifications had no impact on the Company’s previously reported results of operations or cash flows.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents and Short-Term Investments

The Company considers highly liquid instruments with maturities of 90 days or less to be cash equivalents. The Company periodically makes short-term investments for which cost approximates fair value. Short-term investments at December 31, 2018 and 2017 consist primarily of certificates of deposit and treasury bonds and are classified as Prepaid and other on the Consolidated Balance Sheets.

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

Inventories

LIFO inventories are stated at the lower of cost or market and all other inventories are stated at the lower of cost or net realizable value. The costs for approximately 73% of inventories at December 31, 2018 and 72% of inventories at December 31, 2017 were determined using the last-in, first-out (LIFO) method, with the remainder determined using the first-in, first-out (FIFO) method. Cost components include materials, inbound freight costs, labor and allocations of fixed and variable overheads on an absorption costing basis.

Property, plant and equipment

Property, plant and equipment are stated on the basis of cost. Repairs and maintenance costs are expensed as incurred. Depreciation for property, plant and equipment assets is computed using the straight-line method over the estimated useful lives of the assets and is included in Cost of products sold and Selling, general and administrative expenses based on the use of the assets. Depreciation expense was $13.3 million for 2018, $13.5 million for 2017 and $13.8 million for 2016.

Depreciation of property, plant and equipment is determined based on the following lives:

Buildings	20-50 years
Machinery and equipment	5-15 years
Software	3-5 years

Property, plant and equipment consist of the following:

	2018	2017
Land	$3,869	$4,187
Buildings	106,940	106,437
Machinery and equipment	177,668	170,615

	288,477	281,239
Less accumulated depreciation	(174,984)	(164,168)

Property, plant and equipment, net	$113,493	$117,071

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

In 2017 and 2016, due primarily to the decreased demand for barge pumps for the marine transportation market driven by low oil prices and overcapacity of inland barges, the Bayou City Pump Company reporting unit recorded pre-tax goodwill impairment charges of $0.9 million and $1.8 million, respectively. There were no goodwill impairment charges in any of the Company’s other reporting units in 2017 or 2016. No impairment charges were recognized in any of the Company’s reporting units in 2018. See Note 9 to the Consolidated Financial Statements, Goodwill and Other Intangible Assets.

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

Identifiable intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate the carrying amount may not be recovered through future net cash flows generated by the assets. Impairment losses may be recorded when the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts based on the excess of the carrying amounts over the estimated fair value of the assets. Based upon our fiscal 2018, 2017 and 2016 quantitative and qualitative impairment analyses, except for Bayou’s customer relationship intangible asset and the risk related to National’s indicated fair value, the Company was not aware of any events or changes in circumstances that indicated the carrying value of its finite-lived intangible assets may not be recoverable. In 2017, due primarily to the continued decreased demand for barge pumps for the marine transportation market driven by low oil prices and overcapacity of inland barges, the Company performed a recoverability test related to Bayou’s customer relationship intangible asset pursuant to Accounting Standards Codification (“ASC”) 360, “Property, Plant, and Equipment.” As a result of the recoverability test, Bayou recorded a pre-tax non-cash customer relationship impairment charge of $3.2 million in 2017.

Identifiable intangible assets not subject to amortization are tested for impairment annually or more frequently if events warrant. The fair value of these assets is determined using a royalty relief methodology similar to that employed when the associated assets were acquired, but using updated estimates of future sales, cash flows and profitability. For 2018, 2017 and 2016, the fair value of indefinite lived intangible assets exceeded their carrying values.

For additional information about goodwill and other intangible assets, see Note 9 to the Consolidated Financial Statements, Goodwill and Other Intangible Assets and Note 11 to the Consolidated Financial Statements, Acquisitions.

Revenue Recognition

The Company recognizes revenue when it transfers control of promised goods or services to its customers in an amount that reflects the consideration to which it expects to be entitled to in exchange for those goods or services.

For additional information about revenue, Note 3, Revenue.

Income Taxes

Income tax expense includes United States federal, state, local and international income taxes. Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the financial reporting and the tax basis of existing assets and liabilities and for loss carryforwards. The tax rate used to determine the deferred tax assets and liabilities is the enacted tax rate for the year and manner in which the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act significantly revised U.S. corporate income tax regulations by, among other things, lowering corporate income tax rates, implementing the territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. For further discussion of the currently estimated impact of the Tax Act on the Company, see the disclosure under the heading Outlook within Item 7 of Part II of this Form 10-K and Note 7 to the Consolidated Financial Statements, Income Taxes.

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

The determination of the Company’s obligation and expense for pension and other postretirement benefits is dependent on its selection of certain assumptions used by actuaries in calculating such amounts, which are described in Note 8, Pensions and Other Postretirement Benefits. The Company recognizes the funded status of its defined benefit pension plan as an asset or liability in the Consolidated Balance Sheets and recognizes the change in the funded status in the year in which the change occurs through accumulated other comprehensive loss in the Consolidated Balance Sheets.

Concentration of Credit Risk

The Company generally does not require collateral from its customers and has a very good collection history. There were no sales to a single customer that exceeded 10% of total net sales for the years ended December 31, 2018, 2017 or 2016.

Shipping and Handling Costs

The Company classifies all amounts billed to customers for shipping and handling as revenue and reflects related shipping and handling costs in Cost of products sold.

Advertising

The Company expenses all advertising costs as incurred, which for the years ended December 31, 2018, 2017 and 2016 totaled $3.0 million, $3.1 million, and $2.8 million, respectively.

Product Warranties

A liability is established for estimated future warranty and service claims based on historical claims experience and specific product failures. The Company expenses warranty costs directly to Cost of products sold. Changes in the Company’s product warranty liability are:

	2018	2017	2016
Balance at beginning of year	$1,098	$1,435	$1,380
Provision	1,689	1,377	1,991
Claims	(1,407)	(1,714)	(1,936)

Balance at end of year	$1,380	$1,098	$1,435

Stock-based compensation

The Company awards shares pursuant to The Gorman-Rupp Company 2015 Omnibus Incentive Plan. Equity awards are typically conditioned upon achievement of appropriate performance metrics, however the Company may from time to time grant other types of awards including service-based awards or unrestricted shares to certain employees. Any performance-based shares that have been granted will vest and be awarded at the end of a three year performance period, based on the levels of achievement of compound annual growth targets for operating income and shareholders’ equity. The Company recognizes compensation expense for performance-based share grants based on the stock price at the date of the grant using the straight-line amortization method, over the vesting period specified in the grants, based on the probability of achieving the performance targets. The Company recognized stock-based compensation expense related to performance-based share grants of $1.3 million and $0.4 million for the years ended December 31, 2018 and 2017, respectively. The Company accounts for forfeitures as they occur, rather than estimate expected forfeitures.

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

Gains and losses resulting from foreign currency transactions, the amounts of which are not material, are included in Other (expense) income, net.

Fair Value

The carrying value of Cash and cash equivalents, Accounts receivable and Accounts payable approximates fair value based on the short-term nature of these instruments. The Company does not recognize any non-financial assets at fair value.

New Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”). ASUs not listed below were assessed and determined either to be not applicable or are expected to have minimal impact on the Company’s Consolidated Financial Statements.

In March 2017, the FASB issued ASU No. 2017-07, “Compensation – Retirement Benefits (Topic 715) – Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which provides additional guidance on the presentation of net periodic pension and postretirement benefit costs in the income statement and on the components eligible for capitalization. The amendments in this ASU require that an employer report the service cost component of the net periodic benefit costs in the same income statement line item as other compensation costs arising from services rendered by employees during the period. The non-service-cost components of net periodic benefit costs are to be presented in the income statement separately from the service cost components and outside a subtotal of income from operations. The ASU also allows for the capitalization of the service cost components, when applicable (i.e., as a cost of internally-manufactured inventory or a self-constructed asset). The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company adopted ASU 2017-07 on January 1, 2018 on a retrospective basis. As permitted by this ASU, previously disclosed components of postretirement net periodic benefit costs were used as an estimation basis for applying the retrospective presentation as a practical expedient. See Note 8 to the Consolidated Financial Statements, Pension and Other Postretirement Benefits.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes most current revenue recognition guidance, including industry-specific guidance, and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. Subsequent accounting standards updates have been issued, which amend and/or clarify the application of ASU 2014-09. On January 1, 2018, the Company adopted ASU 2014-09 using the modified retrospective method. See Note 3 to the Consolidated Financial Statements, Revenue.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220) – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act signed into law in December 2017. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 and early adoption is permitted. The Company early adopted the new standard in December 2018 and accordingly, reclassified $2.1 million from accumulated other comprehensive income to retained earnings in December 2018. Subsequent to this reclassification, income tax effects remaining in accumulated other comprehensive income will be released into earnings as the related before tax amounts are reclassified to earnings.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with a term of more than one year. Accounting by lessors will remain similar to existing U.S. GAAP. Subsequent accounting standards updates have been issued, which amend and/or clarify the application of ASU 2016-02. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 and early adoption is permitted. Management has substantially completed their review of the Company’s lease obligations and the Company adopted the new standard effective January 1, 2019. The Company currently does not expect the adoption of ASU 2016-02 will have a material impact on the Company’s Consolidated Financial Statements as its future minimum lease commitments are not material.

Note 2 – Allowance for Doubtful Accounts

The allowance for doubtful accounts was $0.7 million at December 31, 2018 and 2017.

Note 3 – Revenue

Adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606)

On January 1, 2018, the Company adopted ASU 2014-09 using the modified retrospective method applied to those contracts which were not completed as of December 31, 2017. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, “Revenue from Contracts with Customers,” while prior period amounts are not adjusted and continue to be reported in accordance with historic accounting guidance under ASC 605, “Revenue Recognition.” After assessment of the cumulative impact of adopting ASU 2014-09, it was determined that the cumulative effect adjustment required under the new guidance was immaterial and therefore the Company did not record a retrospective adjustment to the opening balance of retained earnings at January 1, 2018.

Disaggregation of Revenue

The following tables disaggregate total net sales by major product category and geographic location:

	Product Category
	2018	2017	2016
Pumps and pump systems	$357,882	$322,201	$328,973
Repair parts for pumps and pump systems and other	56,452	57,188	53,098

Total net sales	$414,334	$379,389	$382,071

	Geographic Location
	2018	2017	2016
United States	$271,820	$241,746	$250,872
Foreign countries	142,514	137,643	131,199

Total net sales	$414,334	$379,389	$382,071

International sales represented approximately 34% of total net sales for 2018, 36% for 2017 and 34% for 2016, and were made to customers in many different countries around the world.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct product or service to a customer, and is the unit of account in ASC 606. The transaction price for a customer contract is allocated to each distinct performance obligation and recognized as revenue when, or as, the Company’s performance obligation is satisfied. For product sales, other than long-term construction-type contracts, the Company recognizes revenue once control has passed at a point in time, which is generally when products are shipped. Payments received for product sales typically occur following delivery and the satisfaction of the performance obligation based upon the terms outlined in the contracts. Substantially all of our customer contracts are fixed-price contracts and the majority of our customer contracts have a single performance obligation, as the promise to transfer the individual products or services is not separately identifiable from other promises in the contract. For customer contracts with multiple performance obligations, the Company allocates revenue to each performance obligation based on its relative standalone selling price, which is generally determined based on standalone selling prices charged to customers or using expected cost plus margin.

All of the Company’s performance obligations, and associated revenue, are generally transferred to customers at a point in time, with the exception of certain highly customized pump products, which are transferred to the customer over time. Revenue from performance obligations transferred to the customer over time and recognized in 2018 was $2.0 million greater than what would have been recorded prior to the adoption of ASU 2014-09.

The Company offers standard warranties for its products to ensure that its products comply with agreed-upon specifications in its contracts. For standard warranties, these do not give rise to performance obligations and represent assurance-type warranties.

Shipping and handling activities related to products sold to customers, whether performed before or after the customer obtains control of the products, are generally accounted for as activities to fulfill the promise to transfer the products and not as a separate performance obligation.

On December 31, 2018, the Company had $113.7 million of remaining performance obligations, also referred to as backlog. The Company expects to recognize as revenue substantially all of its remaining performance obligations within one year.

Contract Estimates

Accounting for long-term contracts involves the use of various techniques to estimate total contract revenue and costs. For long-term contracts, the Company estimates the profit on a contract as the difference between the total estimated revenue and expected costs to complete a contract and recognizes that profit as performance obligations are satisfied. Contract estimates are based on various assumptions to project the outcome of future events that could span longer than one year. These assumptions include labor productivity and availability, the complexity of the work to be performed, the cost and availability of materials, and the performance of subcontractors as applicable.

As a significant change in one or more of these estimates could affect the profitability of our contracts, the Company reviews and updates its contract-related estimates regularly. Adjustments in estimated profit on contracts are accounted for under the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date on a contract is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance are recognized using the adjusted estimate.

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

The beginning and ending balances of the Company’s contract assets and liabilities as of December 31, 2017 and December 31, 2018, respectively, were as follows:

	Beginning balances at December 31, 2017	Ending balances at December 31, 2018
Contract assets	$ -	$1,953
Contract liabilities	$4,098	$5,232

Revenue recognized for the year ended December 31, 2018 that was included in the contract liability balance at December 31, 2017 was $2.4 million.

Note 4 – Inventories

LIFO inventories are stated at the lower of cost or market and all other inventories are stated at the lower of cost or net realizable value. Replacement cost approximates current cost and the excess over LIFO cost is approximately $63.7 million and $59.7 million at December 31, 2018 and 2017, respectively. Some inventory quantities were reduced during 2018 and 2017, resulting in liquidation of some LIFO quantities carried at lower costs from earlier years versus current year costs. The related effect increased net income by approximately $0.2 million during 2018 and $0.5 million during 2017. Allowances for excess and obsolete inventory totaled $5.3 million and $4.9 million at December 31, 2018 and 2017, respectively.

Inventories are comprised of the following:

	2018	2017
Inventories, net
Raw materials and in-process	$21,773	$17,528
Finished parts	54,209	48,247
Finished products	11,405	9,192

Total net inventories	$87,387	$74,967

Note 5 – Financing Arrangements

The Company may borrow up to $20.0 million with interest at LIBOR plus 0.75% or at alternative rates as selected by the Company under an unsecured bank line of credit which matures in February 2020. The Company pays a non-usage fee of 0.1% per annum on the average unused portion of the line of credit. At December 31, 2018 and 2017, $19.7 million and $18.3 million, respectively, was available for borrowing after deducting $0.3 million and $1.7 million in outstanding letters of credit, respectively.

The Company also has an $8.0 million unsecured bank line of credit with interest at LIBOR plus 0.75% payable monthly which matures in May 2021. At December 31, 2018 and 2017, $2.4 million and $2.7 million, respectively, was available for borrowing after deducting $5.6 million and $5.3 million in outstanding letters of credit, respectively.

The Company also has a $3.0 million bank guarantee with interest at 1.75% in an agreement dated June 2016. At December 31, 2018 and 2017, $1.0 million and $0.8 million, respectively, was available for borrowing after deducting $2.0 million and $2.2 million in outstanding letters of credit, respectively.

The financing arrangements described above contain standard restrictive covenants, including limits on additional borrowings and maintenance of certain operating and financial ratios. At December 31, 2018 and 2017, the Company was in compliance with all requirements.

Interest expense, which approximates interest paid, was $1,000, $17,000 and $20,000 in 2018, 2017 and 2016, respectively.

The Company has operating leases for certain offices, manufacturing facilities, land, office equipment and automobiles. Rental expense relating to operating leases was $1.0 million, $0.9 million and $1.1 million in 2018, 2017 and 2016, respectively.

The future minimum lease payments due under these operating leases as of December 31, 2018 are:

2019	2020	2021	2022	2023	Thereafter	Total
$702	$411	$260	$124	$75	$10	$1,582

Note 6 – Accumulated Other Comprehensive Loss

The reclassifications out of Accumulated other comprehensive loss as reported in the Consolidated Statements of Income are:

	2018	2017	2016
Pension and other postretirement benefits:
Recognized actuarial loss (a)	$1,164	$ 1,093	$1,402
Settlement loss (b)	2,852	4,031	-

Total before income tax	4,016	5,124	1,402
Income tax	(823)	(1,670)	(446)

Net of income tax	$3,193	$ 3,454	$ 956

(a)	The recognized actuarial loss is included in the computation of net periodic benefit cost. See Note 8 to the Consolidated Financial Statements, Pensions and Other Postretirement Benefits.
(b)	The settlement loss is included in Other (expense) income, net in the Consolidated Statements of Income.

The components of accumulated other comprehensive loss as reported in the Consolidated Balance Sheets are:

	Currency Translation Adjustments	Pension and OPEB Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2015	$(9,057)	$(13,358)	$(22,415)
Reclassification adjustments	-	1,402	1,402
Current period benefit	215	1,357	1,572
Income tax charge	-	(1,024)	(1,024)

Balance at December 31, 2016	(8,842)	(11,623)	(20,465)
Reclassification adjustments	-	5,124	5,124
Current period benefit	3,521	1,479	5,000
Income tax charge	-	(2,168)	(2,168)

Balance at December 31, 2017	(5,321)	(7,188)	(12,509)
Reclassification of stranded income tax effects in accumulated other comprehensive income	-	(2,070)	(2,070)
Reclassification adjustments	-	4,016	4,016
Current period charge	(2,922)	(9,644)	(12,566)
Income tax charge	-	(294)	(294)

Balance at December 31, 2018	$(8,243)	$(15,180)	$(23,423)

Note 7 – Income Taxes

On December 22, 2017, the United States enacted the tax reform legislation referred to herein as the “Tax Act”, which reduced the federal corporate tax rate on U.S. earnings to 21% and moved from a global taxation regime to a modified territorial regime. The Company’s lower effective income tax rate of 20.5% for 2018 compared to 32.6% for 2017 and 31.8% for 2016, was due primarily to the Tax Act.

As part of the Tax Act, U.S. companies are required to pay a tax on historical earnings generated offshore that have not been repatriated to the U.S. Companies are also required to re-measure their deferred tax assets and liabilities to reflect the lower federal base rate of 21%. During 2018, the Company recorded an adjustment of $48,000 of income tax benefit to the provisional amount of $1,370,000 the Company recorded in the fourth quarter of 2017 regarding transitional impacts of the Tax Act. As of December 31, 2018, we have completed our accounting for the tax effects of the enactment of the Tax Act.

In January 2018, FASB released guidance on accounting for the global intangible low-taxed income (“GILTI”) tax. The guidance indicates that either accounting for deferred taxes related to GILTI tax inclusions or treating the GILTI tax as a period cost are both acceptable methods subject to an accounting policy election. The Company has elected to account for the GILTI tax in the period in which it is incurred.

The components of Income before income taxes are:

	2018	2017	2016
United States	$45,271	$33,277	$33,101
Foreign countries	5,045	6,101	3,381

Total	$50,316	$39,378	$36,482

The components of income tax expense are:

	2018	2017	2016
Current expense:
Federal	$7,779	$16,489	$6,960
Foreign	1,179	1,243	547
State and local	1,042	1,231	581

	10,000	18,963	8,088

Deferred expense (benefit):
Federal	405	(5,968)	3,429
Foreign	(125)	51	(184)
State and local	57	(223)	266

	337	(6,140)	3,511

Income tax expense	$10,337	$12,823	$11,599

The reconciliation between income tax expense and the amount computed by applying the statutory federal income tax rate of 21% to income before income taxes is:

	2018	2017	2016
Income taxes at statutory rate	$10,566	$13,782	$12,769
State and local income taxes, net of federal tax benefit	832	555	576
Tax credits	(506)	(295)	(371)
Domestic production activities deduction	-	(1,191)	(822)
Lower foreign taxes differential	(5)	(842)	(820)
Uncertain tax positions	172	346	(93)
Valuation allowance	37	100	-
Federal tax reform – deferred rate change	(581)	(1,624)	-
Deemed mandatory repatriation	(48)	1,370	-
Foreign withholding tax	-	600	-
Other	(130)	22	360

Income tax expense	$10,337	$12,823	$11,599

The Company made income tax payments of $14.7 million, $13.5 million, and $7.8 million in 2018, 2017, and 2016, respectively.

Deferred income tax assets and liabilities consist of:

	2018	2017
Deferred tax assets:
Inventories	$ 1,161	$ 1,131
Accrued liabilities	2,306	1,872
Postretirement health benefits obligation	5,350	3,844
Other	840	583

Total deferred tax assets	9,657	7,430
Valuation allowance	(496)	(459)

Net deferred tax assets	9,161	6,971
Deferred tax liabilities:
Depreciation and amortization	(9,351)	(8,715)
Pension	(1,113)	(997)
Foreign withholding tax	(600)	(600)

Total deferred tax liabilities	(11,064)	(10,312)

Net deferred tax liabilities	$ (1,903)	$ (3,341)

The Company has state tax credit carryforwards of $599,000 and $644,000 as of December 31, 2018 and 2017, respectively, that will expire incrementally between 2019 and 2023.

The Company has a valuation allowance of $496,000 as of December 31, 2018 and $459,000 as of December 31, 2017 against certain of its deferred tax assets. ASC 740, “Income Taxes,” requires that a valuation allowance be recorded against deferred tax assets when it is more likely than not that some or all of a Company’s deferred tax assets will not be realized based on available positive and negative evidence.

Total unrecognized tax benefits were $951,000 and $797,000 at December 31, 2018 and 2017, respectively. The total amount of unrecognized tax benefits that, if ultimately recognized, would reduce the Company’s annual effective tax rate were $794,000 and $674,000 at December 31, 2018 and 2017, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2018	2017	2016
Balance at beginning of year	$ 797	$ 492	$ 567
Additions based on tax positions related to the current year	268	239	101
Additions based on tax positions related to prior years	-	165	-
Reductions due to lapse of applicable statute of limitations	(114)	(99)	(108)
Settlements	-	-	(68)

Balance at end of year	$ 951	$ 797	$ 492

The Company is subject to income taxes in the U.S. federal and various state, local and foreign jurisdictions. Income tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2014. The Company has $55,000 of unrecognized tax benefits recorded for periods for which the relevant statutes of limitations expire in the next 12 months.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense for all periods presented. The Company accrued approximately $224,000, $168,000 and $98,000 for the payment of interest and penalties at December 31, 2018, 2017 and 2016, respectively.

Note 8 – Pensions and Other Postretirement Benefits

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

Additionally, the Company sponsors defined contribution pension plans made available to all domestic and Canadian employees. Total contributions to the plans were $2.2 million for 2018, $1.9 million for 2017 and $1.6 million for 2016.

The Company also sponsors a non-contributory defined benefit postretirement health care plan that provides health benefits to certain domestic and Canadian retirees and eligible spouses and dependent children. The Company funds the cost of these benefits as incurred. For measurement purposes, and based on maximum benefits as defined by the plan, a 5% annual rate of increase in the per capita cost of covered health care benefits for all retirees was assumed in estimating the projected postretirement benefit obligation at December 31, 2018, which is expected to remain constant going forward. A zero percent annual rate of increase was assumed in estimating the projected benefit obligation at December 31, 2017 and in calculating 2018 periodic benefit cost. Plan changes made during 2017 related to prescription drug coverage, spousal coverage and premiums being charged for retirees under age 65 resulted in a decrease in the projected postretirement benefit obligation at December 31, 2017.

The Company recognizes the obligations associated with its defined benefit pension plan and defined benefit postretirement health care plan in its Consolidated Financial Statements. The following table presents the plans’ funded status as of the measurement date, December 31, reconciled with amounts recognized in the Company’s Consolidated Balance Sheets:

	Pension Plan		Postretirement Plan
	2018	2017	2018	2017
Accumulated benefit obligation at end of year	$56,408	$63,173	$23,679	$17,367
Change in projected benefit obligation:
Benefit obligation at beginning of year	$76,489	$77,107	$17,367	$22,340
Service cost	2,408	2,727	775	1,249
Interest cost	2,552	2,537	561	814
Plan Changes	-	-	-	(6,646)
Settlement	990	1,398	-	-
Benefits paid	(8,504)	(12,066)	(2,536)	(2,278)
Effect of foreign exchange	-	-	(42)	24
Actuarial (gain) loss	(6,357)	4,786	7,554	1,864

Benefit obligation at end of year	$67,578	$76,489	$23,679	$17,367

Change in plan assets:
Plan assets at beginning of year	$80,802	$83,318	$ -	$ -
Actual return on plan assets	(3,903)	7,550	-	-
Employer contributions	4,000	2,000	2,536	2,278
Benefits paid	(8,504)	(12,066)	(2,536)	(2,278)

Plan assets at end of year	72,395	80,802	-	-

Funded status at end of year	$4,817	$4,313	$(23,679)	$(17,367)

	Pension Plan		Postretirement Plan
	2018	2017	2018	2017
Amounts recognized in the Consolidated Balance Sheets consist of:
Noncurrent assets	$4,817	$4,313	$ -	$ -
Current liabilities	-	-	(1,826)	(1,630)
Noncurrent liabilities	-	-	(21,853)	(15,737)

Total assets (liabilities)	$4,817	$4,313	$(23,679)	$(17,367)

Amounts recognized in Accumulated other comprehensive loss consist of:
Net actuarial loss (gain)	$23,158	$24,571	$ 2,596	$(5,377)
Prior Service Cost	-	-	(5,508)	(6,646)
Deferred tax (benefit) expense	(5,798)	(9,223)	732	3,683

After tax actuarial loss (gain)	$17,360	$15,348	$(2,180)	$(8,340)

Components of net periodic benefit cost:
	2018	2017	2016
Pension Plan
Service cost	$2,408	$2,727	$2,837
Interest cost	2,552	2,537	2,643
Expected return on plan assets	(4,481)	(4,697)	(4,150)
Recognized actuarial loss	1,577	1,770	2,101
Settlement loss	2,852	4,031	-

Net periodic benefit cost	$4,908	$6,368	$3,431

Other changes in pension plan assets and benefit obligations recognized in other comprehensive loss:
Net gain	$(1,413)	$(2,470)	$(2,952)

Total expense recognized in net periodic benefit cost and other comprehensive income	$ 3,495	$ 3,898	$ 479

Postretirement Plan
Service cost	$ 775	$1,249	$1,192
Interest cost	561	814	842
Prior service cost recognition	(1,128)	-	-
Recognized actuarial gain	(413)	(677)	(699)

Net periodic benefit (credit) cost	$ (205)	$1,386	$1,335

Other changes in postretirement plan assets and benefit obligations recognized in other comprehensive loss:
Net loss (gain)	$9,096	$(4,105)	$ 205

Total expense (benefit) recognized in net periodic benefit cost and other comprehensive income	$8,891	$(2,719)	$1,540

During 2018 and 2017, the Company recorded a settlement loss relating to retirees that received lump-sum distributions from the Company’s defined benefit pension plan totaling $2.9 million and $4.0 million, respectively. These charges were the result of lump-sum payments to retirees which exceeded the Plan’s actuarial service and interest cost thresholds. No settlement loss was incurred in 2016.

The prior service cost is amortized on a straight-line basis over the average estimated remaining service period of active participants. The unrecognized actuarial gain or loss in excess of the greater of 10% of the benefit obligation or the market value of plan assets is also amortized on a straight-line basis over the average estimated remaining service period of active participants.

	Pension Plan		Postretirement Plan
	2018	2017	2018	2017
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	3.94%	3.27%	4.13%	3.39%
Rate of compensation increase	3.50%	3.50%	-	-

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	3.76%	3.27%	3.39%	3.77%
Expected long-term rate of return on plan assets	6.00%	6.00%	-	-
Rate of compensation Increase	3.50%	3.50%	-	-

To enhance the Company’s efforts to mitigate the impact of the defined benefit pension plan on its financial statements, in 2014 the Company moved towards a liability driven investing model to more closely align assets with liabilities based on when the liabilities are expected to come due. Currently, based on 2018 funding levels, equities may comprise between 8% and 28% of the Plan’s market value. Fixed income investments may comprise between 70% and 90% of the Plan’s market value. Alternative investments may comprise between 0% and 4% of the Plan’s market value. Cash and cash equivalents (including all senior debt securities with less than one year to maturity) may comprise between 0% and 10% of the Plan’s market value.

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

The Company adopted ASU 2017-07 on January 1, 2018 on a retrospective basis as discussed in Note 1. Pursuant to the amendments in this ASU, the service cost component is now included in Cost of products sold and Selling, general and administrative expenses. The non-service cost components of net periodic benefit costs are now included in Other (expense) income, net in the Consolidated Statements of Income. The Company utilized the practical expedient approach, based on amounts previously disclosed, to reclassify non-service components of net periodic benefit cost from Cost of products sold and Selling, general and administrative expenses, into Other (expense) income, net on the Consolidated Statements of Income.

The following table summarizes the amounts reclassified into Other (expense) income, net for years ended December 31, 2017 and 2016:

	2017	2016
Cost of products sold	$2,463	$503
Selling, general and administrative expenses	1,315	234

Total amount reclassified	$3,778	$737

The following table sets forth by asset class the Plan’s fair value of assets.

Plan fair value asset allocation by category:

2018

Level 1:
Equity	$10,144	14%
Fixed income	9,768	14%
Mutual funds	1,777	2%
Money funds and cash	6,370	9%

Total Level 1	28,059	39%
Level 2:
Fixed income	44,333	61%
Money funds	-

Total Level 2	44,333	61%
Level 3:
Equity	3	-

Total Level 3	3	-

Total fair value of Plan assets	$72,395	100%

2017

Level 1:
Equity	$14,637	18%
Fixed income	12,573	16%
Mutual funds	857	1%
Money funds and cash	6,173	8%

Total Level 1	34,240	43%
Level 2:
Fixed income	46,556	57%
Money funds

Total Level 2	46,556	57%
Level 3:
Equity	6	-

Total Level 3	6	-

Total fair value of Plan assets	$80,802	100%

Contributions

The Company does not expect to make any contributions to its defined benefit pension plan in 2019 based on its current funded status.

Expected future benefit payments

The following benefit payments are expected to be paid as follows based on actuarial calculations:

	2019	2020	2021	2022	2023	Thereafter
Pension	$3,740	$4,092	$4,603	$4,538	$4,472	$25,172
Postretirement	1,863	1,725	1,549	1,475	1,495	8,301

A one percentage point increase in the assumed health care trend rate would increase postretirement expense by approximately $179,000 changing the benefit obligation by approximately $1.9 million; while a one percentage point decrease in the assumed health care trend rate would decrease postretirement health care expense by approximately $152,000, changing the benefit obligation by approximately $1.8 million. For measurement purposes, and based on maximum benefits as defined by the plan, a 5% annual rate of increase in the per capita cost of covered health care benefits for all retirees was assumed as of December 31, 2018, which is expected to remain constant going forward. A zero percent annual rate of increase was assumed previously.

A one percentage point change in the assumed rate of return on the defined benefit pension plan assets is estimated to have an approximate $747,000 effect on net periodic benefit cost. Additionally, a one percentage point increase in the discount rate is estimated to have a $1.4 million decrease in net periodic benefit cost, while a one percentage point decrease in the discount rate is estimated to have a $1.6 million increase in net periodic benefit cost.

Note 9 – Goodwill and Other Intangible Assets

The major components of Goodwill and other intangible assets are:

	2018		2017
	Historical Cost	Accumulated Amortization	Historical Cost	Accumulated Amortization
Finite-lived intangible assets:
Customer relationships	$ 7,833	$ 5,514	$ 7,966	$4,791
Technology and drawings	6,752	3,417	6,758	3,121
Other intangibles	1,838	1,172	1,866	1,021

Total finite-lived intangible assets	16,423	10,103	16,590	8,933
Goodwill	27,234	-	27,551	-
Trade names and trademarks	2,631	-	2,710	-

Total	$46,288	$10,103	$46,851	$8,933

Amortization of intangible assets was $1.2 million, $1.6 million and $1.7 million in 2018, 2017 and 2016, respectively. Amortization of these intangible assets for 2019 through 2023 is expected to approximate $800,000 per year.

Changes in the carrying value of goodwill during the years ended December 31, 2018 and 2017 are as follows:

Goodwill
Balance at December 31, 2016	$28,030
Acquisitions	-
Impairment	(925)
Foreign currency	446

Balance at December 31, 2017	27,551
Acquisitions	-
Impairment	-
Foreign currency	(317)

Balance at December 31, 2018	$27,234

For 2018, the Company used a quantitative analysis for the annual goodwill impairment testing as of October 1 for its National Pump Company (“National”) reporting unit. The fair value for this reporting unit was estimated using a discounted cash flow model, which considered forecasted cash flows discounted at an estimated weighted-average cost of capital. The forecasted cash flows were based on the Company’s long-term operating plan and a terminal value was used to estimate the cash flows beyond the period covered by the operating plan. The weighted-average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt market holders of a business enterprise. These analyses require the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates and the timing of expected future cash flows. Sensitivity analyses were performed around these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values.

The result of this goodwill impairment test indicated that no impairment existed at National. The Company’s annual impairment analysis performed as of October 1, 2018 concluded that National’s fair value exceeded its carrying value by approximately 9%. A sensitivity analysis was performed for the National reporting unit, assuming a hypothetical 50 basis point decrease in the expected long-term growth rate or a hypothetical 50 basis point increase in the weighted average cost of capital, and both scenarios independently yielded an estimated fair value for the National reporting unit slightly above carrying value. If National fails to experience growth or revises its long-term projections downward, it could be subject to impairment charges in the future. Goodwill relating to the National reporting unit represents 4% of the Company’s December 31, 2018 total assets.

For 2018, for all other reporting units, the Company used a qualitative analysis for goodwill impairment testing as of October 1. This qualitative assessment included consideration of current industry and market conditions and circumstances as well as any mitigating factors that would most affect the fair value of the Company and these reporting units. Based on the assessment and consideration of the totality of the facts and circumstances, including the business environment in the fourth quarter of 2018, the Company determined that it was not more likely than not that the fair value of the Company or these reporting units is less than their respective carrying amounts. As such, no goodwill impairments for these reporting units were recorded for the year ended December 31, 2018.

During the third quarter of 2017, the decreasing demand for barge pumps for the marine transportation market, driven by low oil prices and overcapacity of inland barges, continued to negatively affect the Bayou City Pump Company (“Bayou”) reporting unit, which led management to reconsider its estimates for future profitability of this reporting unit prior to the October 1 annual goodwill impairment testing date in 2017. As such, the Company performed an interim discounted cash flow analysis to test for potential impairment of goodwill pursuant to ASC 350, “Intangibles – Goodwill and Other.” As a result of this impairment test, the Company concluded that the goodwill was impaired and recorded a non-cash impairment charge of $0.9 million during the third quarter of 2017 which represented the full remaining amount of Bayou’s goodwill. This impairment charge is included in Impairment of goodwill and other intangible assets on the Consolidated Statements of Income.

Other indefinite-lived intangible assets primarily consist of trademarks and trade names. The fair value of these assets is also tested annually for impairment as of October 1, or whenever events or changes in circumstances indicate there may be a possible permanent loss of value. The fair value of these assets is determined using a royalty relief methodology similar to that employed when the associated assets were acquired, but using updated estimates of future sales, cash flows and profitability. For 2018 and 2017 the fair value of all indefinite lived intangible assets exceeded the respective carrying values.

Finite-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recovered through future net cash flows generated by the assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net undiscounted cash flows estimated to be generated by such assets. Based upon our fiscal 2018 and 2017 quantitative and qualitative impairment analyses, except for the impairment of Bayou’s customer relationship intangible asset in 2017 and the risk related to National’s indicated fair value, the Company was not aware of any events or changes in circumstances that indicate the carrying value of its finite-lived intangible assets may not be recoverable. In 2017, due primarily to the continued decreased demand for barge pumps for the marine transportation market driven by low oil prices and overcapacity of inland barges, the Company performed a recoverability test related to Bayou’s customer relationship intangible asset pursuant to ASC 360. As a result of the recoverability test, Bayou recorded a pre-tax non-cash customer relationship impairment charge of $3.2 million, which represented the full amount of Bayou’s customer relationships. The impairment charge is included in Impairment of goodwill and other intangible assets on the Consolidated Statements of Income.

Note 10 – Business Segment Information

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

The Company sells to approximately 145 countries around the world. The components of customer sales, determined based on the location of customers are:

	2018	%	2017	%	2016	%

United States	$271,820	66	$241,746	64	$250,872	66
Foreign countries	142,514	34	137,643	36	131,199	34

Total	$414,334	100	$379,389	100	$382,071	100

Net sales from external customers by product category are:

	2018	2017	2016
Pumps and pump systems	$357,882	$322,201	$328,973
Repairs of pumps and pump systems and other	56,452	57,188	53,098

Total	$414,334	$379,389	$382,071

As of December 31, 2018 and 2017, 89% of the Company’s long-lived assets were located in the United States.

Note 11 – Acquisitions

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Based on the evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO Criteria). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.

The independent registered public accounting firm of Ernst & Young LLP that has audited the consolidated financial statements included in this annual report on Form 10-K, has also issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2018. This report is included on the following page.

/s/ Jeffrey S. Gorman

Jeffrey S. Gorman

President and Chief Executive Officer

/s/ James C. Kerr

James C. Kerr

Vice President and Chief Financial Officer

March 4, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Gorman-Rupp Company

Opinion on Internal Control over Financial Reporting

We have audited The Gorman-Rupp Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Gorman-Rupp Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Company and our report dated March 4, 2019 expressed an unqualified opinion thereon.

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

March 4, 2019

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

Attention is directed to the sections captioned “Election of Directors,” “Board of Directors and Board Committees,” “Audit Committee Report,” “Beneficial Ownership of Shares” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Notice of 2019 Annual Meeting of Shareholders and related Proxy Statement (filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.

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

Attention is directed to the sections “Board of Directors and Board Committees,” “Executive Compensation,” “Compensation Discussion and Analysis,” “Pension Benefits,” “Summary Compensation Table,” “Grants of Plan Based Awards,” “Outstanding Equity Awards at December 31, 2018,” “Non-Employee Director Compensation,” “Risk Oversight,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” and “CEO Pay Ratio” in the Company’s definitive Notice of 2019 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Attention is directed to the section “Beneficial Ownership of Shares” and “Election of Directors” in the Company’s definitive Notice of 2019 Annual Meeting of Shareholders and related Proxy Statement (filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2018 about the Company’s Common Shares that may be issued upon exercise of options, warrants and rights granted, and shares remaining available for issuance, under all of the Company’s existing equity compensation plans, including the 2015 Omnibus Incentive Plan and the 2016 Non-Employee Directors’ Compensation Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	-	$-0-	905,778
Equity compensation plans not approved by shareholders	-	n/a	-

Total	-	$-0-	905,778

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Attention is directed to the section “Board of Directors and Board Committees” and “Related Party Transactions” in the Company’s definitive Notice of 2019 Annual Meeting of Shareholders and related Proxy Statement (filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which is incorporated herein by this reference. The Company has no relationships or transactions required to be reported by Item 404 of Regulation S-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Attention is directed to the section “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive Notice of 2019 Annual Meeting of Shareholders and related Proxy Statement (filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which is incorporated herein by this reference.

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

For the Year Ended December 31, 2018

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

Date: March 4, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

*JEFFREY S. GORMAN	President and Chief Executive Officer and Director
Jeffrey S. Gorman	(Principal Executive Officer)

*JAMES C. KERR	Vice President and Chief Financial Officer
James C. Kerr	(Principal Financial and Accounting Officer)

*JAMES C. GORMAN	Director
James C. Gorman

*M. ANN HARLAN	Director
M. Ann Harlan

*THOMAS E. HOAGLIN	Director
Thomas E. Hoaglin

*CHRISTOPHER H. LAKE	Director
Christopher H. Lake

*KENNETH R. REYNOLDS	Director
Kenneth R. Reynolds

*RICK R. TAYLOR	Director
Rick R. Taylor

*W. WAYNE WALSTON	Director
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

March 4, 2019

By:	/s/ BRIGETTE A. BURNELL
Brigette A. Burnell
Attorney-In-Fact