Form 10-Q
period 2019-03-31
GORMAN RUPP CO
filed 2019-04-29
CIK 42682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

On April 26, 2019, there were 26,124,393 common shares, without par value, of The Gorman-Rupp Company outstanding.

The Gorman-Rupp Company

Three months ended March 31, 2019 and 2018

PART I. FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS (UNAUDITED)

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2019	2018
Net sales	$96,859	$96,604
Cost of products sold	73,546	70,398

Gross profit	23,313	26,206
Selling, general and administrative expenses	14,363	14,356

Operating income	8,950	11,850
Other income (expense), net	292	806

Income before income taxes	9,242	12,656
Income taxes	2,020	3,039

Net income	$7,222	$9,617

Earnings per share	$0.28	$0.37
Cash dividends per share	$0.135	$0.125
Average number of shares outstanding	26,118,891	26,106,623

See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Net income	$7,222	$9,617
Other comprehensive income, net of tax:
Cumulative translation adjustments	(152)	189
Pension and postretirement medical liability adjustments	316	510

Other comprehensive income	164	699

Comprehensive income	$7,386	$10,316

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Thousands of dollars)	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$50,177	$46,458
Accounts receivable, net	65,617	67,714
Inventories, net	85,359	87,387
Prepaid and other	6,838	7,127

Total current assets	207,991	208,686
Property, plant and equipment, net	112,228	113,493
Other assets	8,741	5,101
Prepaid pension assets	4,549	4,817
Goodwill and other intangible assets, net	35,835	36,185

Total assets	$369,344	$$368,282

Liabilities and equity
Current liabilities:
Accounts payable	$16,259	$16,678
Payroll and employee related liabilities	10,336	12,651
Commissions payable	7,303	9,222
Deferred revenue and customer deposits	6,000	5,232
Accrued expenses	5,623	4,682

Total current liabilities	45,521	48,465
Postretirement benefits	21,689	21,853
Other long-term liabilities	5,187	4,832

Total liabilities	72,397	75,150
Equity:
Common shares, without par value:
Authorized – 35,000,000 shares;
Outstanding – 26,123,692 shares at March 31, 2019 and 26,117,045 shares at December 31, 2018 (after deducting treasury shares of 925,104 and 931,751, respectively), at stated capital amounts	5,103	5,102
Additional paid-in capital	2,458	2,539
Retained earnings	312,645	308,914
Accumulated other comprehensive loss	(23,259)	(23,423)

Total equity	296,947	293,132

Total liabilities and equity	$369,344	$368,282

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(Thousands of dollars)	2019	2018
Cash flows from operating activities:
Net income	$7,222	$9,617
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,566	3,600
Pension expense	659	879
Stock based compensation	55	237
Changes in operating assets and liabilities:
Accounts receivable, net	1,940	2,658
Inventories, net	1,893	(3,892)
Accounts payable	(342)	359
Commissions payable	(1,866)	354
Deferred revenue and customer deposits	768	869
Income taxes	714	3,014
Accrued expenses and other	(2,122)	(1,730)
Benefit obligations	(2,828)	(1,443)

Net cash provided by operating activities	9,659	14,522
Cash used for investing activities, capital additions	(2,124)	(2,033)
Cash used for financing activities:
Cash dividends	(3,526)	(3,263)
Other	(417)	(371)

Net cash used for financing activities	(3,943)	(3,634)
Effect of exchange rate changes on cash	127	(146)

Net increase in cash and cash equivalents	3,719	8,709
Cash and cash equivalents:
Beginning of period	46,458	79,680

End of period	$50,177	$88,389

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(Thousands of dollars, except share and per share amounts)	Common Shares		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Dollars	Capital	Earnings	(Loss) Income	Total
Balances December 31, 2018	26,117,045	5,102	2,539	308,914	(23,423)	293,132
Net income				7,222		7,222
Other comprehensive loss					164	164
Stock based compensation	6,647	1	(81)	35		(45)
Cash dividends - $0.135 per share				(3,526)		(3,526)

Balances March 31, 2019	26,123,692	$5,103	$2,458	$312,645	$(23,259)	$296,947

Balances December 31, 2017	26,106,623	$5,100	$526	$332,378	$(12,509)	$325,495
Net income				9,617		9,617
Other comprehensive income					699	699
Cash dividends - $0.125 per share				(3,263)		(3,263)

Balances March 31, 2018	26,106,623	5,100	526	338,732	(11,810)	332,548

See notes to consolidated financial statements (unaudited).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in tables in thousands of dollars, except for per share amounts)

NOTE 1 - BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Consolidated Financial Statements include the accounts of The Gorman-Rupp Company (the “Company” or “Gorman-Rupp”) and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management of the Company, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of results that may be expected for the year ending December 31, 2019. For further information, refer to the Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, from which related information herein has been derived.

NOTE 2 - RECENTLY ISSUED ACCOUNTING STANDARDS

The Company considers the applicability and impact of all Accounting Standard Updates (“ASUs”). ASUs not listed below were assessed and determined either to be not applicable or are expected to have minimal impact on the Company’s Consolidated Financial Statements.

Recently Adopted Accounting Standards

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with a term of more than one year. Accounting by lessors will remain similar to existing U.S. GAAP. Subsequent accounting standards updates have been issued, which amend and/or clarify the application of ASU 2016-02. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 and early adoption is permitted. The Company adopted Topic 842 effective January 1, 2019. See Note 9, Leases for further details.

NOTE 3 - REVENUE

Disaggregation of Revenue

The following tables disaggregate total net sales by major product category and geographic location:

	Product Category
	March 31, 2019	March 31, 2018
Pumps and pump systems	$82,522	$80,484
Repair parts for pumps and pump systems and other	14,337	16,120

Total net sales	$96,859	$96,604

	Geographic Location
	March 31, 2019	March 31, 2018
United States	$67,702	$64,434
Foreign countries	29,157	32,170

Total net sales	$96,859	$96,604

International sales represented approximately 30% and 33% of total net sales for the first quarter of 2019 and 2018, respectively, and were made to customers in many different countries around the world.

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

On March 31, 2019, the Company had $120.8 million of remaining performance obligations, also referred to as backlog. The Company expects to recognize as revenue substantially all of its remaining performance obligations within one year.

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

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) in the Consolidated Balance Sheets. For certain highly customized pump products, revenue is recognized over time before the customer is invoiced, resulting in contract assets. Sometimes the Company receives advances or deposits from its customers before revenue is recognized, resulting in contract liabilities. These contract assets and liabilities are reported in the Consolidated Balance Sheets as a component of Other assets and Deferred revenue and customer deposits, respectively, on a contract-by-contract basis at the end of each reporting period.

The Company’s contract assets and liabilities as of March 31, 2019 and December 31, 2018, respectively, were as follows:

	March 31, 2019	December 31, 2018
Contract assets	$1,456	$1,953
Contract liabilities	$6,000	$5,232

Revenue recognized for the three months ended March 31, 2019 and 2018 that was included in the contract liabilities balance at the beginning of the period was $2.4 million and $1.5 million, respectively.

NOTE 4 - INVENTORIES

LIFO inventories are stated at the lower of cost or market and all other inventories are stated at the lower of cost or net realizable value. Replacement cost approximates current cost and the excess over LIFO cost is approximately $64.6 million and $63.7 million at March 31, 2019 and December 31, 2018, respectively. Allowances for excess and obsolete inventory totaled $5.2 million and $5.3 million at March 31, 2019 and December 31, 2018, respectively. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management’s estimate of expected year-end inventory levels and costs, and are subject to the final year-end LIFO inventory valuation.

Inventories are comprised of the following:

Inventories, net:	March 31, 2019	December 31, 2018
Raw materials and in-process	$21,242	$21,773
Finished parts	52,809	54,209
Finished products	11,308	11,405

Total net inventories	$85,359	$87,387

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of the following:

	March 31, 2019	December 31, 2018
Land	$3,863	$3,869
Buildings	107,283	106,940
Machinery and equipment	179,201	177,668

Le	290,347	288,477
Less accumulated depreciation	(178,119)	(174,984)

Property, plant and equipment, net	$112,228	$113,493

NOTE 6 - PRODUCT WARRANTIES

A liability is established for estimated future warranty and service claims based on historical claims experience and specific product failures. The Company expenses warranty costs directly to Cost of products sold. Changes in the Company’s product warranties liability are:

	March 31,
	2019	2018
Balance at beginning of year	$1,380	$1,098
Provision	479	378
Claims	(355)	(415)

Balance at end of period	$1,504	$1,061

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

The following tables present the components of net periodic benefit costs:

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2019	2018	2019	2018
Service cost	$567	$693	$271	$194
Interest cost	646	606	235	141
Expected return on plan assets	(945)	(1,204)	—	—
Amortization of prior service cost	—	—	(282)	(283)
Recognized actuarial loss (gain)	391	397	7	(103)
Settlement loss	—	387	—	—

Net periodic benefit cost	$659	$879	$231	$(51)

During the three months ended March 31, 2018, the Company recorded a settlement loss relating to retirees that received lump-sum distributions from the Company’s defined benefit pension plan totaling $0.4 million. These charges were the result of lump-sum payments to retirees which exceeded the Plan’s actuarial service and interest cost thresholds. No settlement loss was incurred in the three months ended March 31, 2019.

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The reclassifications out of Accumulated other comprehensive income (loss) as reported in the Consolidated Statements of Income are:

	Three Months Ended March 31,
	2019	2018
Pension and other postretirement benefits:
Recognized actuarial loss (a)	$398	$294
Settlement loss (b)	—	387

Total before income tax	$398	$681
Income tax	(82)	(171)

Net of income tax	$316	$510

(a)	The recognized actuarial loss is included in Other income (expense), net in the Consolidated Statements of Income.
(b)	The settlement loss is included in Other income (expense), net in the Consolidated Statements of Income.

The components of Accumulated other comprehensive income (loss) as reported in the Consolidated Balance Sheets are:

	Currency Translation Adjustments	Pension and Other Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2018	$(8,243)	$(15,180)	$(23,423)
Reclassification adjustments	—	398	398
Current period charge	(185)	—	(185)
Income tax benefit (charge)	33	(82)	(49)

Balance at March 31, 2019	$(8,395)	$(14,864)	$(23,259)

	Currency Translation Adjustments	Pension and Other Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2017	$(5,321)	$(7,188)	$(12,509)
Reclassification adjustments	—	681	681
Current period benefit	189	—	189
Income tax charge	—	(171)	(171)

Balance at March 31, 2018	$(5,132)	$(6,678)	$(11,810)

NOTE 9 - LEASES

On January 1, 2019, the Company adopted ASU 2016-02 using the modified retrospective method as of the effective date of January 1, 2019 (the effective date method). Under the effective date method, financial results reported in periods prior to 2019 are unchanged. In transition to the new lease guidance, the Company elected the package of practical expedients permitted under the transition guidance within the new standard which allowed the Company to not reassess whether a contract is or contains a lease, lease classification and initial direct costs; however, the Company did not elect the hindsight transitional practical expedient. The Company has also elected the practical expedient to not account for lease components (e.g., fixed payments including rent, real estate taxes and insurance costs) separately from the nonlease components. After assessment of the cumulative impact of adopting ASU 2016-02, it was determined that the cumulative effect adjustment required under the new guidance was immaterial and therefore the Company did not record a retrospective adjustment to the opening balance of retained earnings at January 1, 2019. The Company recognized additional operating lease right-of-use assets and lease liabilities of $1.6 million as of January 1, 2019.

The Company is currently a lessee under a number of operating leases and one finance lease for certain offices, manufacturing facilities, land, office equipment and automobiles, none of which are material to its operations. The Company’s leases generally have remaining lease terms of 1 year to 5 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year. These leases do not have significant rent escalation holidays, concessions, leasehold improvement incentives, or other build-out clauses. Further, the leases do not contain contingent rent provisions.

Supplemental information related to leases and the Company’s Consolidated Financial Statements is as follows:

Three Months Ended March 31,
2019
Components of lease costs:
Operating lease costs	$127
Short-term lease costs	111
Finance lease costs	5

Total lease costs	$243

Weighted average remaining lease term (years):
Operating leases	3.0
Finance lease	4.9
Weighted average discount rate:
Operating leases	3.25%
Finance lease	3.25%

	As of March 31, 2019
	Operating Leases	Financing Leases	Total Leases
Other assets - right-of-use assets	$1,389	$279	$1,668

Lease liabilities included in:
Accrued expenses - current portion of lease liabilities	$668	$53	$721
Other long-term liabilities - non-current portion of lease liabilities	720	226	946

Total lease liabilities	$1,388	$279	$1,667

Maturities of lease liabilities are as follows:

	As of March 31, 2019	As of December 31, 2018
2019	$589	$702
2020	486	411
2021	322	260
2022	186	124
2023	137	75
Thereafter	19	10

Total lease payments	$1,739	$1,582

Less: Interest	(72)

Present value of lease liabilities	$1,667

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in tables in thousands of dollars, except for per share amounts)

The following discussion and analysis of the Company’s financial condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements, and notes thereto, and the other financial data included elsewhere in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with the Company’s audited Consolidated Financial Statements and accompanying notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its Annual Report on Form 10-K for the year ended December 31, 2018.

Executive Overview

The following discussion of Results of Operations includes certain non-GAAP financial data and measures such as adjusted earnings before interest, taxes, depreciation and amortization and adjusted earnings per share amounts which exclude non-cash pension settlement charges in 2018. Management utilizes these adjusted financial data and measures to assess comparative operations against those of prior periods without the distortion of non-comparable factors. The Gorman-Rupp Company believes that these non-GAAP financial data and measures also will be useful to investors in assessing the strength of the Company’s underlying operations from period to period. Provided below is a reconciliation of adjusted earnings per share amounts and adjusted earnings before interest, taxes, depreciation and amortization.

	Three Months Ended March 31,
	2019	2018
Adjusted earnings per share:
Reported earnings per share – GAAP basis	$0.28	$0.37
Plus pension settlement charges per share	—	0.01

Non-GAAP adjusted earnings per share	$0.28	$0.38

Adjusted earnings before interest, taxes, depreciation and amortization:
Reported net income–GAAP basis	$7,222	$9,617
Plus income taxes	2,020	3,039
Plus depreciation and amortization	3,566	3,600

Non-GAAP earnings before interest, taxes, depreciation and amortization	12,808	16,256
Plus pension settlement charges	—	387

Non-GAAP adjusted earnings before interest, taxes, depreciation and amortization	$12,808	$16,643

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

The Company places a strong emphasis on cash flow generation and maintaining excellent liquidity and financial flexibility. This focus has afforded us the ability to reinvest our cash resources and preserve a strong balance sheet to position us for future acquisition and product development opportunities. The Company had no bank debt as of March 31, 2019. The Company’s cash position increased $3.7 million during the first quarter of 2019 to $50.2 million at March 31, 2019 and the Company generated $12.8 million in adjusted earnings before interest, taxes, depreciation and amortization during the same period.

Capital expenditures for the first three months of 2019 were $2.1 million and consisted primarily of machinery and equipment. Capital expenditures for 2019 are presently planned to be in the range of $15-$20 million primarily for building expansion and machinery and equipment purchases, and are expected to be financed through internally-generated funds.

Net sales for the first quarter of 2019 were $96.9 million compared to $96.6 million for the first quarter of 2018, an increase of 0.3% or $0.3 million. Domestic sales increased 5.1% or $3.3 million while international sales decreased 9.4% or $3.0 million compared to the same period in 2018.

Gross profit was $23.3 million for the first quarter of 2019, resulting in gross margin of 24.1%, compared to gross profit of $26.2 million and gross margin of 27.1% for the same period in 2018. Gross margin decreased 300 basis points as a result of material cost increases due to inflation, tariffs and higher freight costs, which began to occur in the second half of 2018. Although material costs have not increased significantly from the fourth quarter of 2018, we did not leverage labor and overhead costs as we were able to do during 2018 on higher sales due to only a modest sales increase in the first quarter of 2019. Selling price increases implemented at the beginning of this year were not fully realized during the first quarter of 2019 due to shipping of 2018 backlog.

Selling, general and administrative (“SG&A”) expenses were $14.4 million and 14.8% of net sales for the first quarter of 2019 as compared to $14.4 million and 14.9% of net sales for the same period in 2018.

Operating income was $9.0 million, resulting in operating margin of 9.2% for the first quarter of 2019, compared to operating income of $11.9 million and operating margin of 12.3% for the same period in 2018. Operating margin decreased 310 basis points due principally to material cost increases resulting from inflation, tariffs, and higher freight costs.

Net income was $7.2 million for the first quarter of 2019 compared to $9.6 million in the first quarter of 2018, and earnings per share were $0.28 and $0.37 for the respective periods.

The Company’s backlog of orders was $120.8 million at March 31, 2019 compared to $127.3 million at March 31, 2018 and $113.7 million at December 31, 2018. Incoming orders decreased 5.2% compared to the same period in 2018 while increasing 9.8% compared to the fourth quarter of 2018. The increase in orders in the first quarter of 2019 compared to the fourth quarter of 2018 included increases in most of the markets the Company serves, most notably in the municipal market.

On April 25, 2019, the Board of Directors authorized the payment of a quarterly dividend of $0.135 per share on the common stock of the Company, payable June 10, 2019, to shareholders of record as of May 15, 2019. This will mark the 277th consecutive quarterly dividend paid by The Gorman-Rupp Company. The dividend yield at March 31, 2019 was 1.6%.

The Company currently expects to continue its exceptional history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.

Outlook

Higher material costs negatively affected our results as shipments during the first quarter of 2019 largely included backlog from 2018 prior to our price increases taking effect. We do expect improvement in our margins going forward as our recent price increases are realized, and we will continue to closely monitor material costs and pricing. We are encouraged with the increase in incoming orders of 9.8% in the first quarter of 2019 as compared to the fourth quarter of 2018, which was across the majority of our markets. Our underlying fundamentals remain strong and we believe that we remain well positioned to drive long-term growth. Our strong balance sheet provides us with the flexibility to continue to evaluate acquisition opportunities and new product development that we expect will help add value to our operations over the longer term. In addition, increased emphasis on infrastructure improvements at both the federal and state levels, coupled with the impact of lower taxes, could be other positive factors over the next several years.

Three Months Ended March 31, 2019 vs. Three Months Ended March 31, 2018

Net Sales

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Net Sales	$96,859	$96,604	$255	0.3%

Net sales for the first quarter of 2019 were $96.9 million compared to $96.6 million for the first quarter of 2018, an increase of 0.3% or $0.3 million. Domestic sales increased 5.1% or $3.3 million while international sales decreased 9.4% or $3.0 million compared to the same period in 2018.

Sales in our water markets increased 4.7% or $3.1 million in the first quarter of 2019 compared to the first quarter of 2018. Sales in the municipal market increased $4.7 million driven primarily by infrastructure needs domestically and sales in the construction market increased $2.4 million due primarily to sales to rental market customers. These increases were partially offset by decreased sales in the fire protection market of $2.4 million driven primarily by softness in international markets and adverse weather domestically. In addition, sales in the agriculture market decreased $1.3 million and sales of repair parts decreased $0.3 million.

Sales decreased 8.8% or $2.8 million in our non-water markets during the first quarter of 2019 compared to the first quarter of 2018. Sales in the petroleum and industrial markets decreased a combined $1.5 million and sales in the OEM market decreased $1.3 million.

International sales were $29.2 million in the first quarter of 2019 compared to $32.2 million in the same period last year and represented 30% and 33% of total sales for the Company, respectively. International sales decreased most notably in the fire protection market driven primarily by softness in the oil and gas industry and in the petroleum market.

Cost of Products Sold and Gross Profit

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Cost of products sold	$73,546	$70,398	$3,148	4.5%
% of Net sales	75.9%	72.9%
Gross Margin	24.1%	27.1%

Gross profit was $23.3 million for the first quarter of 2019, resulting in gross margin of 24.1%, compared to gross profit of $26.2 million and gross margin of 27.1% for the same period in 2018. Gross margin decreased 300 basis points as a result of material cost increases due to inflation, tariffs and higher freight costs, which began to occur in the second half of 2018. Although material costs have not increased significantly from the fourth quarter of 2018, we did not leverage labor and overhead costs as we were able to do during 2018 on higher sales due to only a modest sales increase in the first quarter of 2019. Selling price increases implemented at the beginning of this year were not fully realized during the first quarter of 2019 due to shipping of 2018 backlog.

Selling, General and Administrative Expenses (SG&A)

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Selling, general and administrative expenses	$14,363	$14,356	$7	0.0%
% of Net sales	14.8%	14.9%

SG&A expenses were $14.4 million and 14.8% of net sales for the first quarter of 2019 as compared to $14.4 million and 14.9% of net sales for the same period in 2018.

Operating Income

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Operating income	$8,950	$11,850	$(2,900)	(24.5)%
% of Net sales	9.2%	12.3%

Operating income was $9.0 million, resulting in operating margin of 9.2% for the first quarter of 2019, compared to operating income of $11.9 million and operating margin of 12.3% for the same period in 2018. Operating margin decreased 310 basis points due principally to material cost increases resulting from inflation, tariffs, and higher freight costs.

Net Income

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Income before income taxes	$9,242	$12,656	$(3,414)	(27.0)%
% of Net sales	9.5%	13.1%

Income taxes	$2,020	$3,039	$(1,019)	(33.5)%
Effective tax rate	21.9%	24.0%

Net income	$7,222	$9,617	$(2,395)	(24.9)%
% of Net sales	7.5%	10.0%

Earnings per share	$0.28	$0.37	$(0.09)	(24.3)%

The Company’s effective tax rate decreased to 21.9% for the first quarter of 2019 from 24.0% for the first quarter of 2018, due primarily from a favorable adjustment related to U.S. taxes on foreign derived intangible income (FDII), partially offset by an unfavorable adjustment related to U.S. taxes on global intangible low-tax income (GILTI).

The decrease in net income in the first quarter of 2019 compared to the same period in 2018 of $2.4 million was due primarily to material cost increases resulting from inflation, tariffs and higher freight costs. Net income in the first quarter of 2018 included a non-cash pension settlement charge of $0.3 million, net of income taxes.

Liquidity and Capital Resources

Cash and cash equivalents totaled $50.2 million and there was no outstanding bank debt at March 31, 2019. The Company had $23.5 million available in bank lines of credit after deducting $7.5 million in outstanding letters of credit primarily related to customer orders. The Company was in compliance with its debt covenants, including limits on additional borrowings and maintenance of certain operating and financial ratios, at March 31, 2019 and December 31, 2018.

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

The following table reconciles adjusted earnings before interest, income taxes and depreciation and amortization as reconciled above to free cash flow:

	Three Months Ended March 31,
	2019	2018
Non-GAAP adjusted earnings before interest, taxes, depreciation and amortization	$12,808	$16,643
Less capital expenditures	(2,124)	(2,033)
Less cash dividends	(3,526)	(3,263)

Non-GAAP free cash flow	$7,158	$11,347

Financial Cash Flow

	Three Months Ended March 31,
	2019	2018
Beginning of period cash and cash equivalents	$46,458	$79,680
Net cash provided by operating activities	9,659	14,522
Net cash used for investing activities	(2,124)	(2,033)
Net cash used for financing activities	(3,943)	(3,634)
Effect of exchange rate changes on cash	127	(146)

Net increase in cash and cash equivalents	3,719	8,709

End of period cash and cash equivalents	$50,177	$88,389

The decrease in cash provided by operating activities in the first three months of 2019 compared to the same period last year was primarily due to lower gross margin due to higher material costs, and decreases in income taxes payable and commissions payable. These negative effects on cash flow were offset by lower inventories.

During the first quarter of 2019 and 2018, investing activities primarily consisted of capital expenditures for machinery and equipment of $2.1 million and $2.0 million, respectively.

Net cash used for financing activities for the first three months of 2019 and 2018 primarily consisted of dividend payments of $3.5 million and $3.3 million, respectively.

The Company currently expects to continue its exceptional history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.

Critical Accounting Policies

Our critical accounting policies are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our Consolidated Financial Statements for the year ended December 31, 2018 contained in our Annual Report on Form 10-K for the year ended December 31, 2018. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the notes to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

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

The Company is subject to market risk associated principally with fluctuations in foreign currency exchange rates. The Company’s foreign currency exchange rate risk is limited primarily to the Euro, Canadian Dollar, South African Rand and British Pound. The Company manages its foreign exchange risk principally through invoicing customers in the same currency as is used in the market of the source of products. The foreign currency transaction (losses) gains for the first three months of 2019 and the first three months of 2018 were $45,000 and $0.4 million, respectively, and are reported within Other income (expense), net on the Consolidated Statements of Income. Beginning on January 1, 2019, the Company began recognizing unrealized foreign exchange gains and losses within Accumulated other comprehensive loss.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no material changes from the legal proceedings previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

ITEM 1A.	RISK FACTORS

There are no material changes from the risk factors previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

ITEM 6.	EXHIBITS

Exhibit 31.1	Certification of Jeffrey S. Gorman, Chairman, President and Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of James C. Kerr, Vice President and Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

Exhibit 101

Financial statements from the Quarterly Report on Form 10-Q of The Gorman-Rupp Company for the quarter ended March 31, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity, and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Gorman-Rupp Company
(Registrant)

Date: April 29, 2019

	By:	/s/ James C. Kerr
James C. Kerr
Vice President and Chief Financial Officer