Form 10-Q
period 2019-06-30
GORMAN RUPP CO
filed 2019-07-30
CIK 42682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 1-6747

The Gorman-Rupp Company

(Exact name of registrant as specified in its charter)

Ohio	34-0253990
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 South Airport Road, Mansfield, Ohio	44903
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (419) 755-1011

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, without par value	GRC	New York Stock Exchange

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

On July 26, 2019, there were 26,133,393 common shares, without par value, of The Gorman-Rupp Company outstanding.

The Gorman-Rupp Company

Three and six months ended June 30, 2019 and 2018

PART I. FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS (UNAUDITED)

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2019	2018	2019	2018

Net sales	$108,330	$111,827	$205,189	$208,431
Cost of products sold	80,138	81,962	153,684	152,360

Gross profit	28,192	29,865	51,505	56,071
Selling, general and administrative expenses	14,988	14,872	29,351	29,228

Operating income	13,204	14,993	22,154	26,843
Other income (expense), net	231	(2,407)	523	(1,601)

Income before income taxes	13,435	12,586	22,677	25,242
Income taxes	2,955	2,413	4,975	5,452

Net income	$10,480	$10,173	$17,702	$19,790

Earnings per share	$0.40	$0.39	$0.68	$0.76
Cash dividends per share	$0.135	$0.125	$0.270	$0.250
Average number of shares outstanding	26,124,216	26,107,670	26,121,568	26,107,149

See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018

Net income	$10,480	$10,173	$17,702	$19,790
Other comprehensive income, net of tax:
Cumulative translation adjustments	583	(1,855)	431	(1,666)
Pension and postretirement medical liability adjustments	378	1,921	694	2,431

Other comprehensive income	961	66	1,125	765

Comprehensive income	$11,441	$10,239	$18,827	$20,555

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$62,165	$46,458
Accounts receivable, net	75,476	67,714
Inventories, net	78,809	87,387
Prepaid and other	4,411	7,127

Total current assets	220,861	208,686
Property, plant and equipment, net	110,526	113,493
Other assets	9,307	5,101
Prepaid pension assets	4,269	4,817
Goodwill and other intangible assets, net	35,633	36,185

Total assets	$380,596	$$368,282

Liabilities and equity
Current liabilities:
Accounts payable	$14,306	$16,678
Payroll and employee related liabilities	13,313	12,651
Commissions payable	8,370	9,222
Deferred revenue and customer deposits	7,260	5,232
Accrued expenses	5,845	4,682

Total current liabilities	49,094	48,465
Postretirement benefits	21,224	21,853
Other long-term liabilities	4,929	4,832

Total liabilities	75,247	75,150
Equity:
Common shares, without par value:
Authorized – 35,000,000 shares;
Outstanding – 26,124,393 shares at June 30, 2019 and 26,117,045 shares at December 31, 2018 (after deducting treasury shares of 924,403 and 931,751, respectively), at stated capital amounts	5,104	5,102
Additional paid-in capital	2,943	2,539
Retained earnings	319,600	308,914
Accumulated other comprehensive loss	(22,298)	(23,423)

Total equity	305,349	293,132

Total liabilities and equity	$380,596	$368,282

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Dollars in thousands)	2019	2018
Cash flows from operating activities:
Net income	$17,702	$19,790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,095	7,210
Pension expense	1,411	3,660
Contributions to pension plan	—	(4,000)
Stock based compensation	474	606
Changes in operating assets and liabilities:
Accounts receivable, net	(7,707)	(7,254)
Inventories, net	8,765	(5,214)
Accounts payable	(2,396)	966
Commissions payable	(836)	1,025
Deferred revenue and customer deposits	2,028	(765)
Income taxes	1,577	(3,839)
Accrued expenses and other	(900)	(2,727)
Benefit obligations	(725)	4,879

Net cash provided by operating activities	26,488	14,337
Cash used for investing activities:
Capital additions	(3,464)	(5,479)
Proceeds (purchases) of short-term investments, net	(2)	2,969

Net cash used for investing activities	(3,466)	(2,510)
Cash used for financing activities:
Cash dividends	(7,053)	(6,527)
Other	(452)	(459)

Net cash used for financing activities	(7,505)	(6,986)
Effect of exchange rate changes on cash	190	(800)

Net increase in cash and cash equivalents	15,707	4,041
Cash and cash equivalents:
Beginning of period	46,458	79,680

End of period	$62,165	$83,721

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(Dollars in thousands, except share and per share amounts)	Common Shares		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Dollars	Capital	Earnings	(Loss) Income	Total
Balances December 31, 2018	26,117,045	$5,102	$2,539	$308,914	$(23,423)	$293,132
Net income				7,222		7,222
Other comprehensive income					164	164
Stock based compensation	6,647	1	(81)	35		(45)
Cash dividends - $0.135 per share				(3,526)		(3,526)

Balances March 31, 2019	26,123,692	$5,103	$2,458	$312,645	$(23,259)	$296,947
Net income				10,480		10,480
Other comprehensive income					961	961
Stock based compensation	701	1	485	2		488
Cash dividends - $0.135 per share				(3,527)		(3,527)

Balances June 30, 2019	26,124,393	$5,104	$2,943	$319,600	$(22,298)	$305,349

(Dollars in thousands, except share and per share amounts)	Common Shares		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Dollars	Capital	Earnings	(Loss) Income	Total
Balances December 31, 2017	26,106,623	$5,100	$526	$332,378	$(12,509)	$325,495
Net income				9,617		9,617
Other comprehensive income					699	699
Cash dividends - $0.125 per share				(3,263)		(3,263)

Balances March 31, 2018	26,106,623	$5,100	$526	$338,732	$(11,810)	$332,548
Net income				10,173		10,173
Other comprehensive income					66	66
Stock based compensation	1,422		38	6		44
Cash dividends - $0.125 per share				(3,264)		(3,264)

Balances June 30, 2018	26,108,045	$5,100	$564	$345,647	$(11,744)	$339,567

See notes to consolidated financial statements (unaudited).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in tables in thousands of dollars, except for per share amounts)

NOTE 1 - BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Consolidated Financial Statements include the accounts of The Gorman-Rupp Company (the “Company” or “Gorman-Rupp”) and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management of the Company, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2019 are not necessarily indicative of results that may be expected for the year ending December 31, 2019. For further information, refer to the Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, from which related information herein has been derived.

NOTE 2 - RECENTLY ISSUED ACCOUNTING STANDARDS

The Company considers the applicability and impact of all Accounting Standard Updates (“ASUs”). ASUs not listed below were assessed and determined either to be not applicable or are expected to have minimal impact on the Company’s Consolidated Financial Statements.

Recently Adopted Accounting Standards

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with a term of more than one year. Accounting by lessors remains similar to pre-existing U.S. GAAP. Subsequent accounting standards updates have been issued, which amend and/or clarify the application of ASU 2016-02. The Company adopted Topic 842 effective January 1, 2019. See Note 9, Leases for further details.

NOTE 3 - REVENUE

Disaggregation of Revenue

The following tables disaggregate total net sales by major product category and geographic location:

	Product Category
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Pumps and pump systems	$92,167	$97,784	$174,688	$178,611
Repair parts for pumps and pump systems and other	16,163	14,043	30,501	29,820

Total net sales	$108,330	$111,827	$205,189	$208,431

	Geographic Location
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
United States	$74,784	$71,519	$142,485	$135,952
Foreign countries	33,546	40,308	62,704	72,479

Total net sales	$108,330	$111,827	$205,189	$208,431

International sales represented approximately 31% and 36% of total net sales for the second quarter of 2019 and 2018, respectively, and were made to customers in many different countries around the world.

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

On June 30, 2019, the Company had $107.0 million of remaining performance obligations, also referred to as backlog. The Company expects to recognize as revenue substantially all of its remaining performance obligations within one year.

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

The Company’s contract assets and liabilities as of June 30, 2019 and December 31, 2018, respectively, were as follows:

	June 30, 2019	December 31, 2018
Contract assets	$801	$1,953
Contract liabilities	$7,260	$5,232

Revenue recognized for the six months ended June 30, 2019 and 2018 that was included in the contract liabilities balance at the beginning of the period was $4.9 million and $3.3 million, respectively.

NOTE 4 - INVENTORIES

LIFO inventories are stated at the lower of cost or market and all other inventories are stated at the lower of cost or net realizable value. Replacement cost approximates current cost and the excess over LIFO cost is approximately $65.2 million and $63.7 million at June 30, 2019 and December 31, 2018, respectively. Allowances for excess and obsolete inventory totaled $5.4 million and $5.3 million at June 30, 2019 and December 31, 2018, respectively. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management’s estimate of expected year-end inventory levels and costs, and are subject to the final year-end LIFO inventory valuation.

Inventories are comprised of the following:

Inventories, net:	June 30, 2019	December 31, 2018
Raw materials and in-process	$17,985	$21,773
Finished parts	50,584	54,209
Finished products	10,240	11,405

Total net inventories	$78,809	$87,387

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of the following:

	June 30, 2019	December 31, 2018
Land	$3,876	$3,869
Buildings	107,676	106,940
Machinery and equipment	180,338	177,668

	291,890	288,477
Less accumulated depreciation	(181,364)	(174,984)

Property, plant and equipment, net	$110,526	$113,493

NOTE 6 - PRODUCT WARRANTIES

A liability is established for estimated future warranty and service claims based on historical claims experience and specific product failures. The Company expenses warranty costs directly to Cost of products sold. Changes in the Company’s product warranties liability are:

	June 30,
	2019	2018
Balance at beginning of year	$1,380	$1,098
Provision	948	586
Claims	(822)	(686)

Balance at end of period	$1,506	$998

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

The following tables present the components of net periodic benefit costs:

	Pension Benefits		Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2019	2018	2019	2018
Service cost	$535	$602	$270	$194
Interest cost	581	632	236	141
Expected return on plan assets	(836)	(1,103)	—	—
Amortization of prior service cost	—	—	(282)	(282)
Recognized actuarial loss (gain)	472	421	7	(104)
Settlement loss	—	2,229	—	—

Net periodic benefit cost (a)	$752	$2,781	$231	$(51)

	Pension Benefits		Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Service cost	$1,102	$1,295	$541	$388
Interest cost	1,227	1,238	471	282
Expected return on plan assets	(1,781)	(2,307)	—	—
Amortization of prior service cost	—	—	(564)	(565)
Recognized actuarial loss (gain)	863	818	14	(207)
Settlement loss	—	2,616	—	—

Net periodic benefit cost (a)	$1,411	$3,660	$462	$(102)

(a)	The components of net periodic benefit cost other than the service cost component are included in Other income (expense), net in the Consolidated Statements of Income.

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The reclassifications out of Accumulated other comprehensive income (loss) as reported in the Consolidated Statements of Income are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Pension and other postretirement benefits:
Recognized actuarial loss (a)	$479	$317	$877	$611
Settlement loss (b)	—	2,229	—	2,616

Total before income tax	$479	$2,546	$877	$3,227
Income tax	(101)	(625)	(183)	(796)

Net of income tax	$378	$1,921	$694	$2,431

(a)	The recognized actuarial loss is included in Other income (expense), net in the Consolidated Statements of Income.
(b)	The settlement loss is included in Other income (expense), net in the Consolidated Statements of Income.

The components of Accumulated other comprehensive income (loss) as reported in the Consolidated Balance Sheets are:

	Currency Translation Adjustments	Pension and Other Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2018	$(8,243)	$(15,180)	$(23,423)
Reclassification adjustments	—	877	877
Current period benefit	431	—	431
Income tax benefit (charge)	—	(183)	(183)

Balance at June 30, 2019	$(7,812)	$(14,486)	$(22,298)

	Currency Translation Adjustments	Pension and Other Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2017	$(5,321)	$(7,188)	$(12,509)
Reclassification adjustments	—	3,227	3,227
Current period benefit	(1,666)	—	(1,666)
Income tax charge	—	(796)	(796)

Balance at June 30, 2018	$(6,987)	$(4,757)	$(11,744)

NOTE 9 - LEASES

On January 1, 2019, the Company adopted ASU 2016-02 using the modified retrospective method as of the effective date of January 1, 2019 (the effective date method). Under the effective date method, financial results reported in periods prior to 2019 are unchanged. In transition to the new lease guidance, the Company elected the package of practical expedients permitted under the transition guidance within the new standard that allowed the Company to not reassess whether a contract is or contains a lease, lease classification and initial direct costs; however, the Company did not elect the hindsight transitional practical expedient. The Company has also elected the practical expedient to not account for lease components (e.g., fixed payments including rent, real estate taxes and insurance costs) separately from the nonlease components. After assessment of the cumulative impact of adopting ASU 2016-02, it was determined that the cumulative effect adjustment required under the new guidance was immaterial and therefore the Company did not record a retrospective adjustment to the opening balance of retained earnings at January 1, 2019. The Company recognized additional operating lease right-of-use assets and lease liabilities of $1.6 million as of January 1, 2019.

The Company is currently a lessee under a number of operating leases and two finance leases for certain offices, manufacturing facilities, land, office equipment and automobiles, none of which are material to its operations. The Company’s leases generally have remaining lease terms of 1 year to 5 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year. These leases do not have significant rent escalation holidays, concessions, leasehold improvement incentives, or other build-out clauses. Further, the leases do not contain contingent rent provisions.

Supplemental information related to leases and the Company’s Consolidated Financial Statements is as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Components of lease costs:
Operating lease costs	$140	$267
Short-term lease costs	65	176
Finance lease costs	31	36

Total lease costs	$236	$479

As of June 30, 2019

Weighted average remaining lease term (years):
Operating leases	3.0
Finance lease	4.8
Weighted average discount rate:
Operating leases	3.25%
Finance lease	3.25%

	As of June 30, 2019
	Operating Leases	Financing Leases	Total Leases
Other assets - right-of-use assets	$1,317	$606	$1,923

Lease liabilities included in:
Accrued expenses - current portion of lease liabilities	$609	$120	$729
Other long-term liabilities - non-current portion of lease liabilities	707	488	1,195

Total lease liabilities	$1,316	$608	$1,924

Maturities of lease liabilities are as follows:

	As of June 30, 2019	As of December 31, 2018
2019	$442	$702
2020	592	411
2021	428	260
2022	292	124
2023	220	75
Thereafter	45	10

Total lease payments	$2,019	$1,582

Less: Interest	(95)

Present value of lease liabilities	$1,924

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Adjusted earnings per share:
Reported earnings per share – GAAP basis	$0.40	$0.39	$0.68	$0.76
Plus pension settlement charge per share	—	0.07	—	0.08

Non-GAAP adjusted earnings per share	$0.40	$0.46	$0.68	$0.84

Adjusted earnings before interest, taxes, depreciation and amortization:
Reported net income–GAAP basis	$10,480	$10,173	$17,702	$19,790
Plus income taxes	2,955	2,413	4,975	5,452
Plus depreciation and amortization	3,529	3,610	7,095	7,210

Non-GAAP earnings before interest, taxes, depreciation and amortization	16,964	16,196	29,772	32,452
Plus pension settlement charge	—	2,229	—	2,616

Non-GAAP adjusted earnings before interest, taxes, depreciation and amortization	$16,964	$18,425	$29,772	$35,068

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

The Company places a strong emphasis on cash flow generation and maintaining excellent liquidity and financial flexibility. This focus has afforded us the ability to reinvest our cash resources and preserve a strong balance sheet to position us for future acquisition and product development opportunities. The Company had no bank debt as of June 30, 2019. The Company’s cash position increased $15.7 million during the first six months of 2019 to $62.2 million at June 30, 2019 and the Company generated $17.0 million in adjusted earnings before interest, taxes, depreciation and amortization during the same period.

Capital expenditures for the first six months of 2019 were $3.5 million and consisted primarily of machinery and equipment. Capital expenditures for 2019 are presently planned to be in the range of $15-$20 million primarily for building expansion and machinery and equipment purchases, and are expected to be financed through internally-generated funds.

Net sales for the second quarter of 2019 were $108.3 million compared to record net sales of $111.8 million for the second quarter of 2018, a decrease of 3.1% or $3.5 million. Domestic sales increased 4.6% or $3.3 million while international sales decreased 16.8% or $6.8 million compared to the same period in 2018.

Gross profit was $28.2 million for the second quarter of 2019, resulting in gross margin of 26.0%, compared to gross profit of $29.9 million and gross margin of 26.7% for the same period in 2018. Material costs as a percentage of sales were flat in the second quarter of 2019 compared to the same period last year as selling price increases implemented at the beginning of 2019 were realized. The 70 basis points decrease in gross margin was due principally to the loss of leverage from lower sales volume compared to the second quarter of 2018.

Selling, general and administrative (“SG&A”) expenses were $15.0 million and 13.8% of net sales for the second quarter of 2019 compared to $14.9 million and 13.3% of net sales for the same period in 2018. SG&A expenses as a percentage of sales increased 50 basis points due principally to the loss of leverage from lower sales volume.

Operating income was $13.2 million, resulting in operating margin of 12.2%, for the second quarter of 2019, compared to operating income of $15.0 million and operating margin of 13.4% for the same period in 2018. Operating margin decreased 120 basis points due principally to the loss of leverage from lower sales volume.

The Company’s effective tax rate increased to 22.0% for the second quarter of 2019 from 19.2% for the second quarter of 2018 due primarily to pension plan contributions made in the second quarter of 2018 which were eligible for tax deduction at the prior 35.0% federal corporate tax rate.

Net income was $10.5 million for the second quarter of 2019 compared to $10.2 million in the second quarter of 2018, and earnings per share were $0.40 and $0.39 for the respective periods. A non-cash pension settlement charge reduced second quarter of 2018 earnings by $0.07 per share.

Net sales for the first six months of 2019 were $205.2 million compared to $208.4 million for the first six months of 2018, a decrease of 1.6% or $3.2 million. Domestic sales increased 4.8% or $6.6 million while international sales decreased 13.5% or $9.8 million compared to the same period in 2018.

Gross profit was $51.5 million for the first six months of 2019, resulting in gross margin of 25.1%, compared to gross profit of $56.1 million and gross margin of 26.9% for the same period in 2018. Gross margin decreased 180 basis points largely as a result of material cost increases due to inflation, tariffs and higher freight costs. Gross margin in the second quarter of 2019 improved from the first quarter of 2019 as selling price increases implemented at the beginning of the year were more fully realized.

SG&A expenses were $29.4 million and 14.3% of net sales for the first six months of 2019 compared to $29.2 million and 14.0% of net sales for the same period in 2018. SG&A expenses as a percentage of sales increased 30 basis points primarily as a result of loss of leverage from lower sales volume.

Operating income was $22.2 million, resulting in operating margin of 10.8%, for the first six months of 2019, compared to operating income of $26.8 million and operating margin of 12.9% for the same period in 2018. Operating margin decreased 210 basis points due principally to material cost increases, which were partially offset by selling price increases.

Net income was $17.7 million for the first six months of 2019 compared to $19.8 million in the first six months of 2018, and earnings per share were $0.68 and $0.76 for the respective periods. The first six months of 2018 earnings were reduced by non-cash pension settlement charges of $0.08 per share.

The Company’s backlog of orders was $107.0 million at June 30, 2019 compared to $128.9 million at June 30, 2018 and $113.7 million at December 31, 2018. The backlog at June 30, 2019 decreased 17.0% compared to June 30, 2018 driven by decreased incoming orders in several of the markets the Company serves, most notably in the fire protection, construction, industrial and municipal markets.

On July 25, 2019, the Board of Directors authorized the payment of a quarterly dividend of $0.135 per share on the common stock of the Company, payable September 10, 2019, to shareholders of record as of August 15, 2019. This will mark the 278th consecutive quarterly dividend paid by The Gorman-Rupp Company. The dividend yield at June 30, 2019 was 1.6%.

The Company currently expects to continue its exceptional history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.

Outlook

Although material costs have generally stabilized since the fourth quarter of 2018, uncertainty remains around trade policy issues and potential new tariffs. Our incoming order rate softened during the second quarter of 2019, which will make top line growth more challenging in the second half of the year. Global economic conditions impacted incoming orders in international markets, while adverse weather in many parts of the U.S. put pressure on construction projects and the agriculture market. Our underlying fundamentals remain strong and we believe that we remain well positioned to drive long-term growth.

Our strong balance sheet provides us with the flexibility to continue to evaluate acquisition opportunities and new product development that we expect will help add value to our operations over the longer term. In addition, increased interest in flood control infrastructure, coupled with the impact of lower taxes, could be other positive factors over the next several years.

Three Months Ended June 30, 2019 vs. Three Months Ended June 30, 2018

Net Sales

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
Net Sales	$108,330	$111,827	$(3,497)	(3.1)%

Net sales for the second quarter of 2019 were $108.3 million compared to record net sales of $111.8 million for the second quarter of 2018, a decrease of 3.1% or $3.5 million. Domestic sales increased 4.6% or $3.3 million while international sales decreased 16.8% or $6.8 million compared to the same period in 2018.

Sales in our water markets decreased 4.8% or $3.8 million in the second quarter of 2019 compared to the second quarter of 2018. Sales in the fire protection market decreased $2.7 million driven primarily by softness in international markets. Sales in the municipal market decreased $0.9 million, and sales in the agriculture market decreased $0.5 million. These decreases were partially offset by increased sales in the construction market of $0.3 million.

Sales in our non-water markets increased 1.0% or $0.3 million during the second quarter of 2019 compared to the second quarter of 2018. Sales in the petroleum market increased $1.5 million driven primarily by mid-stream oil and gas customers, and sales in the OEM market increased $1.0 million primarily related to power generation equipment and services. These increases were partially offset by decreased sales in the industrial market of $2.2 million due primarily to softness in the upstream oil and gas market.

International sales were $33.5 million in the second quarter of 2019 compared to $40.3 million in the same period last year and represented 31% and 36% of total sales for the Company, respectively. International sales decreased $3.3 million in the fire protection market driven primarily by softness in the oil and gas industry and $1.7 million in the construction market due primarily to strong fleet orders last year that did not recur this year.

Cost of Products Sold and Gross Profit

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
Cost of products sold	$80,138	$81,962	$(1,824)	(2.2)%
% of Net sales	74.0%	73.3%
Gross Margin	26.0%	26.7%

Gross profit was $28.2 million for the second quarter of 2019, resulting in gross margin of 26.0%, compared to gross profit of $29.9 million and gross margin of 26.7% for the same period in 2018. Material costs as a percentage of sales were flat in the second quarter of 2019 compared to the same period last year as selling price increases implemented at the beginning of 2019 were realized. The 70 basis points decrease in gross margin was due principally to the loss of leverage from lower sales volume compared to the second quarter of 2018.

Selling, General and Administrative (SG&A) Expenses

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
Selling, general and administrative expenses	$14,988	$14,872	$116	0.8%
% of Net sales	13.8%	13.3%

Selling, general and administrative (“SG&A”) expenses were $15.0 million and 13.8% of net sales for the second quarter of 2019 compared to $14.9 million and 13.3% of net sales for the same period in 2018. SG&A expenses as a percentage of sales increased 50 basis points due principally to the loss of leverage from lower sales volume.

Operating Income

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
Operating income	$13,204	$14,993	$(1,789)	(11.9)%
% of Net sales	12.2%	13.4%

Operating income was $13.2 million, resulting in operating margin of 12.2%, for the second quarter of 2019, compared to operating income of $15.0 million and operating margin of 13.4% for the same period in 2018. Operating margin decreased 120 basis points due principally to the loss of leverage from lower sales volume.

Net Income

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
Income before income taxes	$13,435	$12,586	$849	6.7%
% of Net sales	12.4%	11.3%

Income taxes	$2,955	$2,413	$542	22.5%
Effective tax rate	22.0%	19.2%

Net income	$10,480	$10,173	$307	3.0%
% of Net sales	9.7%	9.1%

Earnings per share	$0.40	$0.39	$0.01	2.6%

The Company’s effective tax rate increased to 22.0% for the second quarter of 2019 from 19.2% for the second quarter of 2018 due primarily to pension plan contributions made in the second quarter of 2018 which were eligible for tax deduction at the prior 35.0% federal corporate tax rate.

The increase in net income in the second quarter of 2019 compared to the same period in 2018 of $0.3 million was due primarily to a non-cash pension charge of $1.7 million, net of income taxes, in the second quarter of 2018 that did not recur in the second quarter of 2019.

Earnings per share for the second quarter of 2018 included a non-cash pension settlement charge of $0.07 per share.

Six Months Ended June 30, 2019 vs. Six Months Ended June 30, 2018

Net Sales

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
Net Sales	$205,189	$208,431	$(3,242)	(1.6)%

Net sales for the first six months of 2019 were $205.2 million compared to $208.4 million for the first six months of 2018, a decrease of 1.6% or $3.2 million. Domestic sales increased 4.8% or $6.6 million while international sales decreased 13.5% or $9.8 million compared to the same period in 2018.

Sales in our water markets decreased 0.5% or $0.7 million in the first six months of 2019 compared to the first six months of 2018. Sales in the municipal market increased $3.7 million driven primarily by infrastructure needs domestically, and sales in the construction market increased $2.7 million due primarily to sales to rental market customers. These increases were offset by decreased sales in the fire protection market of $5.2 million driven by softness in international markets and in the agriculture market of $1.9 million primarily due to adverse weather conditions.

Sales in our non-water markets decreased 4.0% or $2.5 million during the first six months of 2019 compared to the first six months of 2018. Sales in the petroleum market increased $0.9 million driven primarily by mid-stream oil and gas customers. This increase was offset by decreased sales in the industrial market of $3.1 million due primarily to softness in the upstream oil and gas market and decreased sales in the OEM market of $0.3 million.

International sales were $62.7 million in the first six months of 2019 compared to $72.5 million in the same period last year and represented 31% and 35% of total sales for the Company, respectively. International sales decreased most notably in the fire protection, municipal and construction markets.

Cost of Products Sold and Gross Profit

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
Cost of products sold	$153,684	$152,360	$1,324	0.9%
% of Net sales	74.9%	73.1%
Gross Margin	25.1%	26.9%

Gross profit was $51.5 million for the first six months of 2019, resulting in gross margin of 25.1%, compared to gross profit of $56.1 million and gross margin of 26.9% for the same period in 2018. Gross margin decreased 180 basis points largely as a result of material cost increases due to inflation, tariffs and higher freight costs. Gross margin in the second quarter of 2019 improved from the first quarter of 2019 as selling price increases implemented at the beginning of the year were more fully realized.

Selling, General and Administrative (SG&A) Expenses

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
Selling, general and administrative expenses	$29,351	$29,228	$123	0.4%
% of Net sales	14.3%	14.0%

SG&A expenses were $29.4 million and 14.3% of net sales for the first six months of 2019 compared to $29.2 million and 14.0% of net sales for the same period in 2018. SG&A expenses as a percentage of sales increased 30 basis points primarily as a result of loss of leverage from lower sales volume.

Operating Income

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
Operating income	$22,154	$26,843	$(4,689)	(17.5)%
% of Net sales	10.8%	12.9%

Operating income was $22.2 million, resulting in operating margin of 10.8%, for the first six months of 2019, compared to operating income of $26.8 million and operating margin of 12.9% for the same period in 2018. Operating margin decreased 210 basis points due principally to material cost increases, which were partially offset by selling price increases.

Net Income

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
Income before income taxes	$22,677	25,242	$(2,565)	(10.2)%
% of Net sales	11.1%	12.1%

Income taxes	$4,975	$5,452	$(477)	(8.7)%
Effective tax rate	21.9%	21.6%

Net income	$17,702	$19,790	$(2,088)	(10.6)%
% of Net sales	8.6%	9.5%

Earnings per share	$0.68	$0.76	$(0.08)	(10.5)%

The decrease in net income in the first six months of 2019 compared to the same period in 2018 of 2.1 million was due primarily to material cost increases resulting from inflation, tariffs and higher freight costs. Net income in the first six months of 2018 included a non-cash pension settlement charge $2.0 million, net of income taxes.

Earnings per share for the first six months of 2018 included a non-cash pension settlement charge of $0.08 per share.

Liquidity and Capital Resources

Cash and cash equivalents totaled $62.2 million and there was no outstanding bank debt at June 30, 2019. The Company had $24.0 million available in bank lines of credit after deducting $7.0 million in outstanding letters of credit primarily related to customer orders. The Company was in compliance with its debt covenants, including limits on additional borrowings and maintenance of certain operating and financial ratios, at June 30, 2019 and December 31, 2018.

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

The following table reconciles adjusted earnings before interest, income taxes and depreciation and amortization as reconciled above to free cash flow:

	Six Months Ended June 30,
	2019	2018
Non-GAAP adjusted earnings before interest, taxes, depreciation and amortization	$29,772	$35,068
Less capital expenditures	(3,464)	(5,479)
Less cash dividends	(7,053)	(6,527)

Non-GAAP free cash flow	$19,255	$23,062

Financial Cash Flow

	Six Months Ended June 30,
	2019	2018
Beginning of period cash and cash equivalents	$46,458	$79,680
Net cash provided by operating activities	26,488	14,337
Net cash used for investing activities	(3,466)	(2,510)
Net cash used for financing activities	(7,505)	(6,986)
Effect of exchange rate changes on cash	190	(800)

Net increase in cash and cash equivalents	15,707	4,041

End of period cash and cash equivalents	$62,165	$83,721

The increase in cash provided by operating activities in the first half of 2019 compared to the same period last year was primarily due to lower inventories driven by a planned inventory reduction and decreases in income taxes payable and pension contributions. These negative effects on cash flow were offset by valuation adjustments to prepaid pension assets.

During the first half of 2019, investing activities primarily consisted of capital expenditures for machinery and equipment of $3.5 million. During the first half of 2018, investing activities of $2.5 million primarily consisted of capital expenditures for machinery and equipment of $5.5 million partially offset by proceeds from short-term investments of $3.0 million.

Net cash used for financing activities for the first half of 2019 and 2018 primarily consisted of dividend payments of $7.1 million and $6.5 million, respectively.

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

Such factors include, but are not limited to: (1) continuation of the current and projected future business environment; (2) highly competitive markets; (3) availability and costs of raw materials, and our ability to mitigate cost increases through selling price adjustments; (4) loss of key management; (5) cyber security threats; (6) acquisition performance and integration; (7) compliance with, and costs related to, a variety of import and export laws and regulations; (8) environmental compliance costs and liabilities; (9) exposure to fluctuations in foreign currency exchange rates; (10) conditions in foreign countries in which The Gorman-Rupp Company conducts business; (11) changes in our tax rates and exposure to additional income tax liabilities; (12) impairment in the value of intangible assets, including goodwill; (13) defined benefit pension plan settlement expense; (14) family ownership of common equity; and (15) risks described from time to time in our reports filed with the Securities and Exchange Commission. Except to the extent required by law, we do not undertake and specifically decline any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk associated principally with fluctuations in foreign currency exchange rates. The Company’s foreign currency exchange rate risk is limited primarily to the Euro, Canadian Dollar, South African Rand and British Pound. The Company manages its foreign exchange risk principally through invoicing customers in the same currency as is used in the market of the source of products. The foreign currency transaction gains (losses) for the first half of 2019 and the first half of 2018 were $74,000 and $(0.5) million, respectively, and are reported within Other income (expense), net on the Consolidated Statements of Income. Beginning on January 1, 2019, the Company began recognizing unrealized foreign exchange gains and losses within Accumulated other comprehensive loss.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019.

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

Exhibit 101

Financial statements from the Quarterly Report on Form 10-Q of The Gorman-Rupp Company for the quarter ended June 30, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity, and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Gorman-Rupp Company
(Registrant)

Date: July 30, 2019

	By:	/s/ James C. Kerr
James C. Kerr
Vice President and Chief Financial Officer