Form 10-Q
period 2019-09-30
GORMAN RUPP CO
filed 2019-10-29
CIK 42682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

On October 25, 2019, there were 26,133,393 common shares, without par value, of The Gorman-Rupp Company outstanding.

The Gorman-Rupp Company

Three and Nine Months Ended September 30, 2019 and 2018

PART I. FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS (UNAUDITED)

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2019	2018	2019	2018

Net sales	$99,298	$102,893	$304,487	$311,324
Cost of products sold	73,506	75,566	227,190	227,926

Gross profit	25,792	27,327	77,297	83,398
Selling, general and administrative expenses	14,154	14,207	43,505	43,435

Operating income	11,638	13,120	33,792	39,963
Other income (expense), net	269	532	792	(1,069)

Income before income taxes	11,907	13,652	34,584	38,894
Income taxes	2,132	2,951	7,107	8,403

Net income	$9,775	$10,701	$27,477	$30,491

Earnings per share	$0.37	$0.41	$1.05	$1.17
Cash dividends per share	$0.135	$0.125	$0.405	$0.375
Average number of shares outstanding	26,133,393	26,117,045	26,125,553	26,110,484

See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Net income	$9,775	$10,701	$27,477	$30,491
Other comprehensive (loss) income, net of tax:
Cumulative translation adjustments	(1,611)	118	(1,180)	(1,549)
Pension and postretirement medical liability adjustments	340	308	1,034	2,739

Other comprehensive (loss) income	(1,271)	426	(146)	1,190

Comprehensive income	$8,504	$11,127	$27,331	$31,681

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$85,702	$46,458
Accounts receivable, net	63,505	67,714
Inventories, net	73,599	87,387
Prepaid and other	5,440	7,127

Total current assets	228,246	208,686
Property, plant and equipment, net	111,353	113,493
Other assets	8,711	5,101
Prepaid pension assets	3,994	4,817
Goodwill and other intangible assets, net	35,113	36,185

Total assets	$387,417	$368,282

Liabilities and equity
Current liabilities:
Accounts payable	$15,419	$16,678
Payroll and employee related liabilities	15,946	12,651
Commissions payable	6,557	9,222
Deferred revenue and customer deposits	6,440	5,232
Accrued expenses	6,840	4,682

Total current liabilities	51,202	48,465
Postretirement benefits	21,028	21,853
Other long-term liabilities	4,875	4,832

Total liabilities	77,105	75,150
Equity:
Common shares, without par value:
Authorized – 35,000,000 shares;
Outstanding – 26,133,393 shares at September 30, 2019 and 26,117,045 shares at December 31, 2018 (after deducting treasury shares of 915,403 and 931,751, respectively), at stated capital amounts	5,106	5,102
Additional paid-in capital	2,895	2,539
Retained earnings	325,880	308,914
Accumulated other comprehensive loss	(23,569)	(23,423)

Total equity	310,312	293,132

Total liabilities and equity	$387,417	$368,282

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Dollars in thousands)	2019	2018
Cash flows from operating activities:
Net income	$27,477	$30,491
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,563	10,884
Pension expense	2,117	4,301
Contributions to pension plan	—	(4,000)
Stock based compensation	426	1,081
Changes in operating assets and liabilities:
Accounts receivable, net	3,733	(5,962)
Inventories, net	13,291	(7,811)
Accounts payable	(1,008)	1,857
Commissions payable	(2,575)	3,062
Deferred revenue and customer deposits	1,208	(210)
Income taxes	3,175	(2,738)
Accrued expenses and other	(1,454)	(390)
Benefit obligations	1,394	5,980

Net cash provided by operating activities	58,347	36,545
Cash used for investing activities:
Capital additions	(8,027)	(7,647)
Proceeds from sale of property, plant and equipment	42	791
Proceeds (purchases) of short-term investments, net	—	2,968

Net cash used for investing activities	(7,985)	(3,888)
Cash used for financing activities:
Cash dividends	(10,581)	(9,791)
Other	(482)	(459)

Net cash used for financing activities	(11,063)	(10,250)
Effect of exchange rate changes on cash	(55)	(706)

Net increase in cash and cash equivalents	39,244	21,701
Cash and cash equivalents:
Beginning of period	46,458	79,680

End of period	$85,702	$101,381

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Nine Months Ended September 30, 2019
(Dollars in thousands, except share and per share amounts)	Common Shares		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Dollars	Capital	Earnings	(Loss) Income	Total
Balances December 31, 2018	26,117,045	$5,102	$2,539	$308,914	$(23,423)	$293,132
Net income				7,222		7,222
Other comprehensive income					164	164
Stock based compensation	6,647	1	(81)	35		(45)
Cash dividends - $0.135 per share				(3,526)		(3,526)

Balances March 31, 2019	26,123,692	$5,103	$2,458	$312,645	$(23,259)	$296,947
Net income				10,480		10,480
Other comprehensive income					961	961
Stock based compensation	701	1	485	2		488
Cash dividends - $0.135 per share				(3,527)		(3,527)

Balances June 30, 2019	26,124,393	$5,104	$2,943	$319,600	$(22,298)	$305,349
Net income				9,775		9,775
Other comprehensive loss					(1,271)	(1,271)
Stock based compensation	9,000	2	(48)	33		(13)
Cash dividends - $0.135 per share				(3,528)		(3,528)

Balances September 30, 2019	26,133,393	$5,106	$2,895	$325,880	$(23,569)	$310,312

	Nine Months Ended September 30, 2018
(Dollars in thousands, except share and per share amounts)	Common Shares		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Dollars	Capital	Earnings	(Loss) Income	Total
Balances December 31, 2017	26,106,623	$5,100	$526	$332,378	$(12,509)	$325,495
Net income				9,617		9,617
Other comprehensive income					699	699
Cash dividends - $0.125 per share				(3,263)		(3,263)

Balances March 31, 2018	26,106,623	$5,100	$526	$338,732	$(11,810)	$332,548
Net income				10,173		10,173
Other comprehensive income					66	66
Stock based compensation	1,422		38	6		44
Cash dividends - $0.125 per share				(3,264)		(3,264)

Balances June 30, 2018	26,108,045	$5,100	$564	$345,647	$(11,744)	$339,567
Net income				10,701		10,701
Other comprehensive income					425	425
Stock based compensation	9,000	2	276	32		310
Cash dividends - $0.125 per share				(3,264)		(3,264)

Balances September 30, 2018	26,117,045	$5,102	$840	$353,116	$(11,319)	$347,739

See notes to consolidated financial statements (unaudited).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in tables in thousands of dollars, except for per share amounts)

NOTE 1 - BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Consolidated Financial Statements include the accounts of The Gorman-Rupp Company (the “Company” or “Gorman-Rupp”) and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management of the Company, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of results that may be expected for the year ending December 31, 2019. For further information, refer to the Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, from which related information herein has been derived.

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

NOTE 3 - REVENUE

Disaggregation of Revenue

The following tables disaggregate total net sales by major product category and geographic location:

	Product Category
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Pumps and pump systems	$86,114	$89,835	$260,913	$268,485
Repair parts for pumps and pump systems and other	13,184	13,058	43,574	42,839

Total net sales	$99,298	$102,893	$304,487	$311,324

	Geographic Location
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
United States	$69,491	$65,285	$211,976	$201,237
Foreign countries	29,807	37,608	92,511	110,087

Total net sales	$99,298	$102,893	$304,487	$311,324

International sales represented approximately 30% and 37% of total net sales for the third quarter of 2019 and 2018, respectively, and were made to customers in many different countries around the world.

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

On September 30, 2019, the Company had $101.4 million of remaining performance obligations, also referred to as backlog. The Company expects to recognize as revenue substantially all of its remaining performance obligations within one year.

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

The Company’s contract assets and liabilities as of September 30, 2019 and December 31, 2018, respectively, were as follows:

	September 30, 2019	December 31, 2018
Contract assets	$1,290	$1,953
Contract liabilities	$6,440	$5,232

Revenue recognized for the nine months ended September 30, 2019 and 2018 that was included in the contract liabilities balance at the beginning of the period was $4.4 million and $3.4 million, respectively.

NOTE 4 - INVENTORIES

LIFO inventories are stated at the lower of cost or market and all other inventories are stated at the lower of cost or net realizable value. Replacement cost approximates current cost and the excess over LIFO cost is approximately $64.0 million and $63.7 million at September 30, 2019 and December 31, 2018, respectively. Allowances for excess and obsolete inventory totaled $5.9 million and $5.3 million at September 30, 2019 and December 31, 2018, respectively. Some inventory levels were reduced during the third quarter of 2019, resulting in liquidation of some LIFO levels carried at lower costs from earlier years versus current year costs. The related effect increased net income by approximately $0.8 million during the third quarter of 2019. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management’s estimate of expected year-end inventory levels and costs, and are subject to the final year-end LIFO inventory valuation.

Inventories are comprised of the following:

Inventories, net:	September 30, 2019	December 31, 2018
Raw materials and in-process	$14,809	$21,773
Finished parts	48,384	54,209
Finished products	10,406	11,405

Total net inventories	$73,599	$87,387

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of the following:

	September 30, 2019	December 31, 2018
Land	$4,936	$3,869
Buildings	109,143	106,940
Machinery and equipment	181,417	177,668

	295,496	288,477
Less accumulated depreciation	(184,143)	(174,984)

Property, plant and equipment, net	$111,353	$113,493

NOTE 6 - PRODUCT WARRANTIES

A liability is established for estimated future warranty and service claims based on historical claims experience and specific product failures. The Company expenses warranty costs directly to Cost of products sold. Changes in the Company’s product warranties liability are:

	September 30,
	2019	2018
Balance at beginning of year	$1,380	$1,098
Provision	1,350	803
Claims	(1,254)	(904)

Balance at end of period	$1,476	$997

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

The following tables present the components of net periodic benefit costs:

	Pension Benefits		Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018
Service cost	$551	$562	$271	$194
Interest cost	614	644	235	141
Expected return on plan assets	(890)	(1,073)	—	—
Amortization of prior service cost	—	—	(282)	(283)
Recognized actuarial loss (gain)	431	388	7	(103)
Settlement loss		120	—	—

Net periodic benefit cost (gain) (a)	$706	$641	$231	$(51)

	Pension Benefits		Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Service cost	$1,653	$1,857	$812	$582
Interest cost	1,841	1,882	706	422
Expected return on plan assets	(2,671)	(3,380)	—	—
Amortization of prior service cost	—	—	(846)	(847)
Recognized actuarial loss (gain)	1,294	1,206	21	(310)
Settlement loss	—	2,736	—	—

Net periodic benefit cost (gain) (a)	$2,117	$4,301	$693	$(153)

(a)	The components of net periodic benefit cost other than the service cost component are included in Other income (expense), net in the Consolidated Statements of Income.

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The reclassifications out of Accumulated other comprehensive income (loss) as reported in the Consolidated Statements of Income are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Pension and other postretirement benefits:
Recognized actuarial loss (a)	$438	$285	$1,315	$896
Settlement loss (b)	—	120	—	2,736

Total before income tax	$438	$405	$1,315	$3,632
Income tax	(98)	(97)	(281)	(893)

Net of income tax	$340	$308	$1,034	$2,739

(a)	The recognized actuarial loss is included in Other income (expense), net in the Consolidated Statements of Income.
(b)	The settlement loss is included in Other income (expense), net in the Consolidated Statements of Income.

The components of Accumulated other comprehensive income (loss) as reported in the Consolidated Balance Sheets are:

	Currency Translation Adjustments	Pension and Other Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2018	$(8,243)	$(15,180)	$(23,423)
Reclassification adjustments	—	1,315	1,315
Current period benefit	(1,180)	—	(1,180)
Income tax benefit (charge)	—	(281)	(281)

Balance at September 30, 2019	$(9,423)	$(14,146)	$(23,569)

	Currency Translation Adjustments	Pension and Other Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2017	$(5,321)	$(7,188)	$(12,509)
Reclassification adjustments	—	3,632	3,632
Current period benefit	(1,549)	—	(1,549)
Income tax charge	—	(893)	(893)

Balance at September 30, 2018	$(6,870)	$(4,449)	$(11,319)

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

Supplemental information related to leases and the Company’s Consolidated Financial Statements is as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Components of lease costs:
Operating lease costs	$153	$420
Short-term lease costs	67	243
Finance lease costs	36	72

Total lease costs	$256	$735

September 30, 2019
Weighted average remaining lease term (years):
Operating leases	2.9
Finance leases	4.5
Weighted average discount rate:
Operating leases	3.25%
Finance leases	3.25%

	September 30, 2019
	Operating Leases	Financing Leases	Total Leases
Other assets - right-of-use assets	$1,270	$570	$1,840

Lease liabilities included in:
Accrued expenses - current portion of lease liabilities	$560	$120	$680
Other long-term liabilities - non-current portion of lease liabilities	700	460	1,160

Total lease liabilities	$1,260	$580	$1,840

Maturities of lease liabilities are as follows:

	September 30, 2019	December 31, 2018
2019	$238	$702
2020	645	411
2021	481	260
2022	311	124
2023	221	75
Thereafter	45	10

Total lease payments	$1,941	$1,582

Less: Interest	(101)

Present value of lease liabilities	$1,840

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except for per share amounts)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Adjusted earnings per share:
Reported earnings per share – GAAP basis	$0.37	$0.41	$1.05	$1.17
Plus pension settlement charge per share	—	—	—	0.08

Non-GAAP adjusted earnings per share	$0.37	$0.41	$1.05	$1.25

Adjusted earnings before interest, taxes, depreciation and amortization:
Reported net income–GAAP basis	$9,775	$10,701	$27,477	$30,491
Plus income taxes	2,132	2,951	7,107	8,403
Plus depreciation and amortization	3,468	3,674	10,563	10,884

Non-GAAP earnings before interest, taxes, depreciation and amortization	15,375	17,326	45,147	49,778
Plus pension settlement charge	—	120	—	2,736

Non-GAAP adjusted earnings before interest, taxes, depreciation and amortization	$15,375	$17,446	$45,147	$52,514

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

The Company places a strong emphasis on cash flow generation and maintaining excellent liquidity and financial flexibility. This focus has afforded us the ability to reinvest our cash resources and preserve a strong balance sheet to position us for future acquisition and product development opportunities. The Company had no bank debt as of September 30, 2019. The Company’s cash position increased $39.2 million during the first nine months of 2019 to $85.7 million at September 30, 2019 and the Company generated $45.1 million in adjusted earnings before interest, taxes, depreciation and amortization during the same period.

Capital expenditures for the first nine months of 2019 were $8.0 million and consisted primarily of machinery and equipment. Capital expenditures for the full-year 2019 are presently planned to be in the range of $15-$17 million primarily for building expansion and machinery and equipment purchases, and are expected to be financed through internally-generated funds.

Net sales for the third quarter of 2019 were $99.3 million compared to net sales of $102.9 million for the third quarter of 2018, a decrease of 3.5% or $3.6 million. Domestic sales increased 6.4% or $4.2 million while international sales decreased 20.7% or $7.8 million compared to the same period in 2018.

Gross profit was $25.8 million for the third quarter of 2019, resulting in gross margin of 26.0%, compared to gross profit of $27.3 million and gross margin of 26.6% for the same period in 2018. The 60 basis points decrease in gross margin was due principally to product mix and loss of leverage from lower sales volume compared to the third quarter of 2018, partially offset by a favorable LIFO impact of 120 basis points. The LIFO impact on gross margin was positive in the third quarter of 2019 due to declining inventory levels as compared to amounts in inventory at December 31, 2018.

Selling, general and administrative (“SG&A”) expenses were $14.2 million and 14.3% of net sales for the third quarter of 2019 compared to $14.2 million and 13.8% of net sales for the same period in 2018. SG&A expenses as a percentage of sales increased 50 basis points due principally to the loss of leverage from lower sales volume.

Operating income was $11.6 million, resulting in an operating margin of 11.7%, for the third quarter of 2019, compared to operating income of $13.1 million and operating margin of 12.8% for the same period in 2018. Operating margin decreased 110 basis points due principally to the loss of leverage from lower sales volume, partially offset by a favorable LIFO impact.

The Company’s effective tax rate decreased to 17.9% for the third quarter of 2019 from 21.6% for the third quarter of 2018 due primarily to higher research and development tax credits, and a net tax benefit related to foreign derived intangible income (“FDII”) and global intangible low-tax income (“GILTI”).

Net income was $9.8 million for the third quarter of 2019 compared to $10.7 million in the third quarter of 2018, and earnings per share were $0.37 and $0.41 for the respective periods. Earnings per share for the third quarter of 2019 included a favorable LIFO impact of $0.04 per share. Earnings per share for the third quarter of 2018 included an unfavorable LIFO impact of $0.04 per share.

Net sales for the first nine months of 2019 were $304.5 million compared to $311.3 million for the first nine months of 2018, a decrease of 2.2% or $6.8 million. Domestic sales increased 5.3% or $10.7 million while international sales decreased 16.0% or $17.5 million compared to the same period in 2018.

Gross profit was $77.3 million for the first nine months of 2019, resulting in gross margin of 25.4%, compared to gross profit of $83.4 million and gross margin of 26.8% for the same period in 2018. Gross margin decreased 140 basis points largely as a result of material cost increases due to inflation, tariffs and higher freight costs, and loss of leverage from lower sales volume. Partially offsetting these items was a favorable LIFO impact of 90 basis points compared to the same period in 2018.

SG&A expenses were $43.5 million and 14.3% of net sales for the first nine months of 2019 compared to $43.4 million and 14.0% of net sales for the same period in 2018. SG&A expenses as a percentage of sales increased 30 basis points primarily as a result of loss of leverage from lower sales volume.

Operating income was $33.8 million, resulting in an operating margin of 11.1% for the first nine months of 2019, compared to operating income of $40.0 million and operating margin of 12.8% for the same period in 2018. Operating margin decreased 170 basis points due principally to material cost increases and loss of leverage from lower sales volume, which were partially offset by selling price increases and a favorable LIFO impact compared to the same period in 2018.

The Company’s effective tax rate decreased to 20.5% for the first nine months of 2019 from 21.6% for the same period last year due primarily to higher research and development tax credits, and a net tax benefit related to FDII and GILTI.

Net income was $27.5 million for the first nine months of 2019 compared to $30.5 million in the first nine months of 2018, and earnings per share were $1.05 and $1.17 for the respective periods. The first nine months of 2018 earnings included an unfavorable LIFO impact of $0.09 per share and were also reduced by non-cash pension settlement charges of $0.08 per share.

The Company’s backlog of orders was $101.4 million at September 30, 2019 compared to $122.4 million at September 30, 2018 and $113.7 million at December 31, 2018. The backlog at September 30, 2019 decreased 17.1% compared to September 30, 2018 driven by decreased incoming orders in most of the markets the Company serves, most notably in the construction and petroleum markets.

On October 24, 2019, the Board of Directors authorized the payment of a quarterly dividend of $0.145 per share on the common stock of the Company, payable December 10, 2019, to shareholders of record as of November 15, 2019. This cash dividend will represent a 7.4% increase over the regular dividend paid in the previous quarter. This will mark the 279th consecutive quarterly dividend paid by The Gorman-Rupp Company and the 47th consecutive year of increased dividends paid to its shareholders. The dividend yield on September 30, 2019 was 1.6%.

The Company currently expects to continue its exceptional history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.

Outlook

Although material costs have generally stabilized since the fourth quarter of 2018, uncertainty remains around trade policy issues and potential new tariffs. Our volume of incoming orders continued to be negatively impacted by global economic uncertainty, but was relatively flat compared to the second quarter of 2019. Global economic conditions affected incoming orders in international markets, while adverse weather in many parts of the U.S. put pressure on construction projects and the agriculture market. Our underlying fundamentals remain strong and we believe that we remain well positioned to drive long-term growth. Our strong balance sheet provides us with the flexibility to continue to evaluate acquisition opportunities and new product development that we expect will help add value to our operations over the longer term. In addition, increased interest in flood control infrastructure, coupled with the impact of lower taxes, could be other positive factors over the next several years.

Three Months Ended September 30, 2019 vs. Three Months Ended September 30, 2018

Net Sales

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
Net Sales	$99,298	$102,893	$(3,595)	(3.5)%

Net sales for the third quarter of 2019 were $99.3 million compared to net sales of $102.9 million for the third quarter of 2018, a decrease of 3.5% or $3.6 million. Domestic sales increased 6.4% or $4.2 million while international sales decreased 20.7% or $7.8 million compared to the same period in 2018.

Sales in our water markets decreased 5.3% or $3.8 million in the third quarter of 2019 compared to the third quarter of 2018. Sales in the fire protection market decreased $4.1 million driven primarily by softness in international markets, and sales in the construction market decreased $3.0 million driven primarily by softness in the upstream oil and gas industry. These decreases were partially offset by increased sales in the municipal market of $2.8 million due primarily to large volume custom pumps for flood control and water supply. In addition, sales in the agriculture and repair markets increased a total of $0.5 million.

Sales in our non-water markets increased 0.7% or $0.2 million in the third quarter of 2019 compared to the third quarter of 2018. Sales in the petroleum market increased $1.4 million driven primarily by mid-stream oil and gas customers. This increase was partially offset by decreased sales in the industrial market of $0.7 million due primarily to softness in the upstream oil and gas industry, and decreased sales in the OEM market of $0.5 million.

International sales were $29.8 million in the third quarter of 2019 compared to $37.6 million in the same period last year and represented 30% and 37% of total sales for the Company, respectively. International sales decreased $5.8 million in the fire protection market driven primarily by softness in the upstream oil and gas industry and $1.4 million in the construction market due primarily to strong fleet orders last year that did not recur this year.

Cost of Products Sold and Gross Profit

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
Cost of products sold	$73,506	$75,566	$(2,060)	(2.7)%
% of Net sales	74.0%	73.4%
Gross Margin	26.0%	26.6%

Gross profit was $25.8 million for the third quarter of 2019, resulting in gross margin of 26.0%, compared to gross profit of $27.3 million and gross margin of 26.6% for the same period in 2018. The 60 basis points decrease in gross margin was due principally to product mix and loss of leverage from lower sales volume compared to the third quarter of 2018, partially offset by a favorable LIFO impact of 120 basis points. The LIFO impact on gross margin was positive in the third quarter of 2019 due to declining inventory levels as compared to amounts in inventory at December 31, 2018.

Selling, General and Administrative (SG&A) Expenses

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
Selling, general and administrative expenses	$14,154	$14,207	$(53)	(0.4)%
% of Net sales	14.3%	13.8%

SG&A expenses were $14.2 million and 14.3% of net sales for the third quarter of 2019 compared to $14.2 million and 13.8% of net sales for the same period in 2018. SG&A expenses as a percentage of sales increased 50 basis points due principally to the loss of leverage from lower sales volume.

Operating Income

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
Operating income	$11,638	$13,120	$(1,482)	(11.3)%
% of Net sales	11.7%	12.8%

Operating income was $11.6 million, resulting in an operating margin of 11.7%, for the third quarter of 2019, compared to operating income of $13.1 million and operating margin of 12.8% for the same period in 2018. Operating margin decreased 110 basis points due principally to the loss of leverage from lower sales volume, partially offset by a favorable LIFO impact.

Net Income

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
Income before income taxes	$11,907	$13,652	$(1,745)	(12.8)%
% of Net sales	12.0%	13.3%

Income taxes	$2,132	$2,951	$(819)	(27.8)%
Effective tax rate	17.9%	21.6%

Net income	$9,775	$10,701	$(926)	(8.7)%
% of Net sales	9.8%	10.4%

Earnings per share	$0.37	$0.41	$(0.04)	(9.8)%

The Company’s effective tax rate decreased to 17.9% for the third quarter of 2019 from 21.6% for the third quarter of 2018 due primarily to higher research and development tax credits, and a net tax benefit related to FDII and GILTI.

The decrease in net income in the third quarter of 2019 compared to the same period in 2018 of $0.9 million was due primarily to lower sales volume partially offset by a favorable LIFO impact. Net income in the third quarter of 2019 included a favorable LIFO impact of $0.9 million, net of income taxes. Conversely, net income in the third quarter of 2018 included an unfavorable LIFO impact of $1.1 million, net of income taxes.

Earnings per share for the third quarter of 2019 included a favorable LIFO impact of $0.04 per share. Conversely, earnings per share for the third quarter of 2018 included an unfavorable LIFO impact of $0.04 per share.

Nine Months Ended September 30, 2019 vs. Nine Months Ended September 30, 2018

Net Sales

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Net Sales	$304,487	$311,324	$(6,837)		(2.2)%

Net sales for the first nine months of 2019 were $304.5 million compared to $311.3 million for the first nine months of 2018, a decrease of 2.2% or $6.8 million. Domestic sales increased 5.3% or $10.7 million while international sales decreased 16.0% or $17.5 million compared to the same period in 2018.

Sales in our water markets decreased 2.1% or $4.5 million in the first nine months of 2019 compared to the first nine months of 2018. Sales in the municipal market increased $6.5 million due primarily to large volume custom pumps for flood control and water supply. This increase was offset by decreased sales in the fire protection market of $9.2 million driven primarily by softness in international markets and decreased sales in the agriculture market of $1.8 million due primarily to adverse weather conditions.

Sales in our non-water markets decreased 2.4% or $2.3 million in the first nine months of 2019 compared to the first nine months of 2018. Sales in the petroleum market increased $2.3 million driven primarily by mid-stream oil and gas customers. This increase was offset by decreased sales in the industrial market of $3.9 million due primarily to softness in the upstream oil and gas market and decreased sales in the OEM market of $0.7 million.

International sales were $92.5 million in the first nine months of 2019 compared to $110.1 million in the same period last year and represented 30% and 35% of total sales for the Company, respectively. International sales decreased most notably in the fire protection, construction and municipal markets.

Cost of Products Sold and Gross Profit

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Cost of products sold	$227,190	$227,926	$(736)	(0.3)%
% of Net sales	74.6%	73.2%
Gross Margin	25.4%	26.8%

Gross profit was $77.3 million for the first nine months of 2019, resulting in gross margin of 25.4%, compared to gross profit of $83.4 million and gross margin of 26.8% for the same period in 2018. Gross margin decreased 140 basis points largely as a result of material cost increases due to inflation, tariffs and higher freight costs, and loss of leverage from lower sales volume. Partially offsetting these items was a favorable LIFO impact of 90 basis points compared to the same period in 2018.

Selling, General and Administrative (SG&A) Expenses

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Selling, general and administrative expenses	$43,505	$43,435	$70	0.2%
% of Net sales	14.3%	14.0%

SG&A expenses were $43.5 million and 14.3% of net sales for the first nine months of 2019 compared to $43.4 million and 14.0% of net sales for the same period in 2018. SG&A expenses as a percentage of sales increased 30 basis points primarily as a result of loss of leverage from lower sales volume.

Operating Income

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Operating income	$33,792	$39,963	$(6,171)	(15.4)%
% of Net sales	11.1%	12.8%

Operating income was $33.8 million, resulting in an operating margin of 11.1% for the first nine months of 2019, compared to operating income of $40.0 million and operating margin of 12.8% for the same period in 2018. Operating margin decreased 170 basis points due principally to material cost increases and loss of leverage from lower sales volume, which were partially offset by selling price increases and a favorable LIFO impact compared to the same period in 2018.

Net Income

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Income before income taxes	$34,584	$38,894	$(4,310)	(11.1)%
% of Net sales	11.4%	12.5%

Income taxes	$7,107	$8,403	$(1,296)	(15.4)%
Effective tax rate	20.5%	21.6%

Net income	$27,477	$30,491	$(3,014)	(9.9)%
% of Net sales	9.0%	9.8%

Earnings per share	$1.05	$1.17	$(0.12)	(10.3)%

The Company’s effective tax rate decreased to 20.5% for the first nine months of 2019 from 21.6% for the same period last year due primarily to higher research and development tax credits, and a net tax benefit related to FDII and GILTI.

The decrease in net income in the first nine months of 2019 compared to the same period in 2018 of $4.3 million was due primarily to material cost increases resulting from inflation, tariffs and higher freight costs and loss of leverage from lower sales volume, which were partially offset by selling price increases and a favorable LIFO impact compared to the same period in 2018. Net income in the first nine months of 2018 included an unfavorable LIFO impact of $2.5 million, net of income taxes, and non-cash pension settlement charges of $2.1 million, net of income taxes.

Earnings per share for the first nine months of 2018 included an unfavorable LIFO impact of $0.09 per share and were also reduced by non-cash pension settlement charges of $0.08 per share.

Liquidity and Capital Resources

Cash and cash equivalents totaled $85.7 million and there was no outstanding bank debt at September 30, 2019. The Company had $24.5 million available in bank lines of credit after deducting $6.5 million in outstanding letters of credit primarily related to customer orders. The Company was in compliance with its debt covenants, including limits on additional borrowings and maintenance of certain operating and financial ratios, at September 30, 2019 and December 31, 2018.

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

The following table reconciles adjusted earnings before interest, income taxes and depreciation and amortization as reconciled above to free cash flow:

	Nine Months Ended September 30,
	2019	2018
Non-GAAP adjusted earnings before interest, taxes, depreciation and amortization	$45,147	$52,514
Less capital expenditures	(8,027)	(7,647)
Less cash dividends	(10,581)	(9,791)

Non-GAAP free cash flow	$26,539	$35,076

Financial Cash Flow

	Nine Months Ended September 30,
	2019	2018
Beginning of period cash and cash equivalents	$46,458	$79,680
Net cash provided by operating activities	58,347	36,545
Net cash used for investing activities	(7,985)	(3,888)
Net cash used for financing activities	(11,063)	(10,250)
Effect of exchange rate changes on cash	(55)	(706)

Net increase in cash and cash equivalents	39,244	21,701

End of period cash and cash equivalents	$85,702	$101,381

The increase in cash provided by operating activities in the first nine months of 2019 compared to the same period last year was primarily due to lower inventories driven by a planned inventory reduction and a decrease in accounts receivable driven by lower sales volume. In addition, prepaid income taxes decreased and the Company has not made any pension contributions in the current year. These positive effects on cash flow were offset by a decrease in commissions payable driven by lower sales volume, and valuation adjustments to prepaid pension assets.

During the first nine months of 2019, investing activities primarily consisted of capital expenditures of $8.0 million for machinery and equipment, buildings and land. During the first nine months of 2018, investing activities of $3.9 million primarily consisted of $7.6 million of capital expenditures for machinery and equipment offset by $3.0 million of proceeds from short-term investments and $0.8 million of proceeds from the sale of property, plant and equipment.

Net cash used for financing activities for the first nine months of 2019 and 2018 primarily consisted of dividend payments of $10.6 million and $9.8 million, respectively.

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

The Company is subject to market risk associated principally with fluctuations in foreign currency exchange rates. The Company’s foreign currency exchange rate risk is limited primarily to the Euro, Canadian Dollar, South African Rand and British Pound. The Company manages its foreign exchange risk principally through invoicing customers in the same currency as is used in the market of the source of products. The foreign currency transaction gains (losses) for the first nine months of 2019 and the first nine months of 2018 were negligible million and $(0.6) million, respectively, and are reported within Other income (expense), net on the Consolidated Statements of Income. Beginning on January 1, 2019, the Company began recognizing unrealized foreign exchange gains and losses within Accumulated other comprehensive loss related to foreign currency transactions determined to be long term in nature.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019.

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

Exhibit 101

Financial statements from the Quarterly Report on Form 10-Q of The Gorman-Rupp Company for the quarter ended September 30, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity, and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Gorman-Rupp Company
(Registrant)

Date: October 29, 2019

	By:	/s/ James C. Kerr
James C. Kerr
Vice President and Chief Financial Officer
(Principal Financial Officer)