Form 10-K
period 2019-12-31
GORMAN RUPP CO
filed 2020-03-02
CIK 42682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the common shares, without par value, of The Gorman-Rupp Company held by non-affiliates based on the closing sales price as of June 28, 2019 was approximately $615,589,000.

On February 29, 2020, there were 26,067,502 common shares, without par value, of The Gorman-Rupp Company outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Notice of 2020 Annual Meeting of Shareholders and related Proxy Statement are incorporated by reference into Part III (Items 10-14).

The Gorman-Rupp Company and Subsidiaries

Annual Report on Form 10-K

For the Year Ended December 31, 2019

*	Included pursuant to the instructions to Item 401 of Regulation S-K.

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

Such factors include, but are not limited to: (1) continuation of the current and projected future business environment; (2) highly competitive markets; (3) availability and costs of raw materials; (4) loss of key personnel; (5) cyber security threats; (6) intellectual property security; (7) acquisition performance and integration; (8) compliance with, and costs related to, a variety of import and export laws and regulations; (9) environmental compliance costs and liabilities; (10) exposure to fluctuations in foreign currency exchange rates; (11) conditions in foreign countries in which The Gorman-Rupp Company conducts business; (12) changes in our tax rates and exposure to additional income tax liabilities; (13) impairment in the value of intangible assets, including goodwill; (14) defined benefit pension plan settlement expense; (15) family ownership of common equity; and (16) risks described from time to time in our reports filed with the Securities and Exchange Commission. Except to the extent required by law, we do not undertake and specifically decline any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.

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

PRODUCTS

The Company operates in one business segment, the manufacture and sale of pumps and pump systems. The following table sets forth, for the years 2017 through 2019, the total net sales, income before income taxes and year-end total assets of the Company.

	(Thousands of dollars)
	2019	2018	2017
Net sales	$398,179	$414,334	$379,389
Income before taxes	45,166	50,316	39,378
Total assets	382,760	368,282	395,015

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

MARKETING

The Company’s pumps are marketed in the United States and worldwide through a broad network of distributors, through manufacturers’ representatives (for sales to many original equipment manufacturers), through third-party distributor catalogs, direct sales, and by ecommerce. The Company regularly seeks alliances with distributors and other partners to further enhance marketing opportunities. Export sales are made primarily through foreign distributors and representatives. The Company has long-standing relationships with many of the leading independent distributors in the markets it serves and provides specialized training programs to distributors on a regular basis with a focus on meeting the world’s water and wastewater pumping needs.

During 2019, 2018 and 2017, there were no shipments to any single customer that exceeded 10% of total net sales. Gorman-Rupp continued to actively pursue international business opportunities and, in 2019, shipped its pumps to approximately 140 countries around the world. No sales made to customers in any one foreign country amounted to more than 5% of total net sales for 2019, 2018 or 2017.

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

OTHER ASPECTS

As of December 31, 2019, the Company employed approximately 1,200 persons, of whom approximately 670 were hourly employees. The Company has no collective bargaining agreements, has never experienced a work stoppage and considers its labor relations to be satisfactory.

Although the Company owns a number of patents, several of which are important to its business, the Company does not consider its business to be materially dependent upon any one or more patents. The Company’s patents, trademarks and other intellectual property are adequate for its business purposes.

The Company’s backlog of orders was $105.0 million at December 31, 2019 compared to $113.7 million at December 31, 2018, a decrease of 7.7%. Approximately 95% of the Company’s backlog of unfilled orders is scheduled to be shipped during 2020, with the remainder principally during the first half of 2021. Incoming orders decreased 6.2% in 2019 compared to 2018, most notably in the construction and petroleum markets.

AVAILABLE INFORMATION

The Company maintains a website accessible through its internet address of www.gormanrupp.com. Gorman-Rupp makes available free of charge on or through www.gormanrupp.com its Annual Report to Shareholders, its annual Proxy Statement, its annual reports on Form 10-K, its quarterly reports on Form 10-Q, and its current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after those reports (and any amendments) are electronically filed with or furnished to the Securities and Exchange Commission (“Commission”). However, the information contained on the Company’s website is not a part of this Form 10-K or any other report filed with or furnished to the Commission.

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

Availability and costs of raw materials

The Company could be adversely affected by raw material price volatility or an inability of its suppliers to meet quality and delivery requirements. Raw material and energy expenses are substantial drivers of costs in the manufacture of pumps and changes in these costs are often unpredictable. While the Company manufactures certain parts and components used in its products, the Company’s business requires substantial amounts of raw materials, parts and components to be purchased from suppliers. The availability and prices of raw materials, parts and components purchased from the Company’s suppliers may be subject to curtailment or change due to, among other things, suppliers’ allocations to other purchasers, interruptions in production or deliveries by suppliers, changes in exchange rates, tariffs, changes in duty rates and changes in other trade barriers and import and export licensing requirements. The Company may not be able to pass along any increased material costs to customers for competitive or other reasons. A change in the availability of, or increases in the price for, these raw materials, parts and components could materially affect our business, financial condition, results of operations or cash flows.

Loss of key personnel

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

Intellectual property security

The Company possesses a wide array of intellectual property rights, including patents, trademarks, copyrights, and applications for the above, as well as other proprietary information. There is a risk that third parties would attempt to copy, in full or in part, the Company’s products, technologies or industrial designs, or to obtain unauthorized access and use of Company technological know-how or other protected intellectual property rights. Also, other companies could successfully develop technologies, products or industrial designs similar to the Company’s, and thus potentially compete with the Company. From time to time, the Company has been faced with instances where competitors have infringed or unfairly used its intellectual property or taken advantage of its design and development efforts. The ability to protect and enforce intellectual property rights varies across jurisdictions. Competitors who may attempt to copy the Company’s products, technologies or industrial designs are becoming more prevalent, particularly in Asia. If the Company is unable to adequately enforce and protect its intellectual property rights, it could adversely affect its revenues and profits and hamper its ability to grow.

Competitors and others may also challenge the validity of the Company’s intellectual property or allege that it has infringed their intellectual property, including through litigation. The Company may be required to pay substantial damages if it is determined its products infringe the intellectual property of others. The Company may also be required to develop an alternative, non-infringing product that could be costly and time-consuming, or acquire a license (if available) on terms that are not favorable to it. Regardless of whether infringement claims against the Company are successful, defending against such claims could significantly increase the Company’s costs, divert management’s time and attention away from other business matters, and otherwise adversely affect the Company’s results of operations and financial condition.

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

Conditions in foreign countries in which the Company conducts business

In 2019, 31% of the Company’s net sales were to customers outside the United States. The Company expects its international and export sales to continue to be a significant portion of its revenue and it has placed a particular emphasis on increasing its growth and presence internationally. The Company’s sales from international operations and export sales are subject, in varying degrees, to risks inherent to doing business outside the United States. These risks include, but are not limited to, the following, some of which are further addressed in our other Risk Factors:

•	Possibility of unfavorable circumstances arising from host country laws or regulations;
•	Currency exchange rate fluctuations and restrictions on currency repatriation;

•	Potential negative consequences from changes to taxation policies;
•	Disruption of operations from labor or political disturbances, or public health crises;
•	Changes in tariffs, duty rates, and other trade barriers and import and export licensing requirements;
•	Increased costs and risks of developing, staffing and simultaneously managing a number of global operations as a result of distance as well as language and cultural differences; and
•	Insurrections, armed conflicts, terrorism or war.

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

There was no pension settlement charge recorded in 2019. In 2018 and 2017, the Company recorded pre-tax non-cash pension settlement charges of $2.9 million and $4.0 million, respectively, driven by lump-sum distributions discussed above. See Note 9 to the Consolidated Financial Statements, Pensions and Other Postretirement Benefits.

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

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth certain information with respect to the executive officers of the Company as of January 31, 2020:

Name	Age	Office	Date Elected to Executive Office Position
Jeffrey S. Gorman	67	Chairman, President and Chief Executive Officer	1998
James C. Kerr	57	Vice President and Chief Financial Officer	2017
Scott A. King	45	Vice President and Chief Operating Officer	2019
Brigette A. Burnell	44	Vice President, General Counsel and Corporate Secretary	2014

Mr. Gorman was elected Chairman of the Board on April 25, 2019 and has served as President and Chief Executive Officer since May 1, 1998, after having served as Senior Vice President since 1996. Mr. Gorman also held the position of General Manager of the Gorman-Rupp Pumps USA division of the Company from 1989 through 2005. He served as Assistant General Manager from 1986 to 1988; and he held the office of Corporate Secretary from 1982 to 1990. He has served as a Director of the Company continuously since 1989.

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

Mr. King was elected Vice President and Chief Operating Officer effective April 25, 2019. Mr. King previously served as Vice President of Operations effective March 1, 2018 and as Vice President from April 1, 2017 to February 28, 2018. Mr. King previously held positions with the Gorman-Rupp Pumps USA division of the Company as Vice President and General Manager from January 1, 2014 until March 31, 2017, Vice President of Operations from June 1, 2010 until December 31, 2013, Director of Manufacturing from July 1, 2007 until May 31, 2010 and Manufacturing Manager from November 1, 2004 until June 30, 2007.

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

The Company’s Common Stock is listed on the NYSE under the ticker symbol “GRC”. On February 3, 2020, there were approximately 7,790 shareholders, of which 1,550 were registered holders of Common Shares.

The Company currently expects to continue its exceptional history of paying regular quarterly dividends, and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on an assessment of the Company’s financial condition and business outlook at the applicable time.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes the Company’s common share repurchase activity for the quarter ended December 31, 2019:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)		Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plan or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2019 – October 31, 2019	-		-		-	-
November 1, 2019 – November 30, 2019	-		-		-	-
December 1, 2019 – December 31, 2019	65,891	(1)	$37.78	(1)	-	-

Total	65,891		$37.78		-	-

(1)	65,891 Common shares of the Company repurchased on December 31, 2019 from a Rupp family estate in a privately-arranged transaction.

PERFORMANCE GRAPH

The following stock price performance graph and related table compares the cumulative total returns (assuming reinvestment of dividends) on $100 invested on December 31, 2014 through December 31, 2019 in the Company’s common shares, the NYSE Composite Index, the NYSE American Index and a peer group of companies in the SIC Code 3561 Index — Pumps and Pumping Equipment. The stock price performance graph and related table is not necessarily indicative of future investment performance. This graph is not deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the graph shall not be deemed to be incorporated by reference into any prior or subsequent filing by us under the Securities Act of 1933, as amended, or the Exchange Act.

	2014	2015	2016	2017	2018	2019
The Gorman-Rupp Company	100.00	84.48	99.40	101.87	113.88	133.99
NYSE Composite	100.00	96.03	107.62	127.96	116.70	146.74
NYSE American	100.00	90.59	100.23	118.83	104.85	119.23
SIC Code 3561	100.00	81.26	101.48	132.84	120.97	161.44

ITEM 6.	SELECTED FINANCIAL DATA

Five-Year Summary of Selected Financial Data

(Thousands of dollars, except per share amounts)

	2019	2018		2017	2016	2015
Operating Results
Net sales	$398,179	$414,334		$379,389	$382,071	$406,150
Gross profit	102,675	109,921		101,208	92,528	95,813
Income taxes	9,351	10,337		12,823	11,599	12,157
Net income	35,815	39,979		26,555	24,883	25,109
Depreciation and amortization	13,749	14,484		15,053	15,529	15,282
Interest expense	1	1		17	20	122
Return on net sales (%)	9.0	9.6		7.0	6.5	6.2
Sales dollars per employee	331.5	349.1		327.9	313.2	318.5
Income dollars per employee	29.8	33.7		23.0	20.4	19.7

Financial Position
Current assets	$227,665	$208,686		$227,934	$203,900	$189,391
Current liabilities	45,495	48,465		45,696	49,352	43,460
Working capital	182,170	160,221		182,238	154,548	145,931
Current ratio	5.0	4.3		5.0	4.1	4.4
Property, plant and equipment, net	$111,779	$113,493		$117,071	$122,067	$129,887
Capital additions	10,912	10,947		7,754	6,877	8,260
Total assets	382,760	368,282		395,015	382,818	364,201
Equity	307,878	293,132		325,495	302,888	287,021
Dividends paid	14,370	65,551	(1)	12,268	11,218	10,599
Average number of employees	1,201	1,187		1,157	1,220	1,275
Shareholder Information
Earnings per share	$1.37	$1.53		$1.02	$0.95	$0.96
Cash dividends per share	.550	2.51	(1)	0.470	0.430	0.405
Equity per share at December 31	11.78	11.22		12.47	11.61	11.00
Average number of shares outstanding	26,127,168	26,112,138		26,100,865	26,087,721	26,192,072

(1)	Includes a special dividend of $52,234 or $2.00 per share.

Summary of Quarterly Results of Operations

(Thousands of dollars, except per share amounts)

Quarter Ended 2019	Net Sales	Gross Profit	Net Income	Earnings per Share
First quarter	$96,859	$23,313	$7,222	$0.28
Second quarter	108,330	28,192	10,480	0.40
Third quarter	99,298	25,792	9,775	0.37
Fourth quarter	93,692	25,378	8,338	0.32

Total	$398,179	$102,675	$35,815	$1.37

Quarter Ended 2018	Net Sales	Gross Profit	Net Income	Earnings per Share
First quarter	$96,604	$26,206	$9,617	$0.37
Second quarter	111,827	29,865	10,173	0.39
Third quarter	102,893	27,327	10,701	0.41
Fourth quarter	103,010	26,523	9,488	0.36

Total	$414,334	$109,921	$39,979	$1.53

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

	2019	2018	2017
Adjusted earnings per share:
Reported earnings per share – GAAP basis	$1.37	$1.53	$1.02
Plus pension settlement charge	-	0.08	0.10
Plus goodwill impairment and other intangible asset charges	-	-	0.10

Non-GAAP adjusted earnings per share	$1.37	$1.61	$1.22

Adjusted earnings before interest, taxes, depreciation and amortization:
Reported net income – GAAP basis	$35,815	$39,979	$26,555
Plus interest	1	1	17
Plus income taxes	9,351	10,337	12,823
Plus depreciation and amortization	13,749	14,484	15,053

Non-GAAP earnings before interest, taxes, depreciation and amortization	58,916	64,801	54,448
Plus pension settlement charge	-	2,852	4,031
Plus goodwill impairment and other intangible asset charges	-	-	4,098

Non-GAAP adjusted earnings before interest, taxes, depreciation and amortization	$58,916	$67,653	$62,577

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

We regularly invest in training for our employees, in new product development and in modern manufacturing equipment, technology and facilities all designed to increase production efficiency and capacity and drive growth by delivering innovative solutions to our customers. We believe that the diversity of our markets is a major contributor to the generally stable financial growth we have produced for more than 85 years.

The Company places a strong emphasis on cash flow generation and maintaining excellent liquidity and financial flexibility. This focus has afforded us the ability to reinvest our cash resources and preserve a strong balance sheet to position us for future acquisition and product development opportunities. The Company had no bank debt as of December 31, 2019. The $146.6 million of aggregate cash generated by operating activities over the past three years was utilized primarily to pay dividends, including a special dividend of $2.00 per share paid on December 10, 2018, purchase productivity-enhancing capital equipment and fund the Company’s defined benefit pension plan. The Company’s cash position increased $34.1 million during 2019 to $80.6 million at December 31, 2019.

The Company generated $58.9 million in adjusted earnings before interest, taxes, depreciation and amortization during 2019. From these earnings, the Company invested $10.9 million primarily in buildings, machinery and equipment and returned $14.4 million in dividends to shareholders.

Capital expenditures for 2020 are presently planned to be in the range of $15-$18 million primarily for building improvements and machinery and equipment purchases, and are expected to be financed through internally-generated funds.

Net sales for 2019 were $398.2 million compared to $414.3 million for 2018, a decrease of 3.9% or $16.1 million. Domestic sales increased 1.3% or $3.5 million while international sales decreased 13.8% or $19.6 million compared to 2018. Of the total decrease in net sales during 2019, $2.9 million was due to unfavorable currency translation.

Gross profit was $102.7 million for 2019, resulting in gross margin of 25.8%, compared to gross profit of $109.9 million and gross margin of 26.5% for 2018. Gross margin decreased 70 basis points largely as a result of loss of leverage on fixed labor and overhead from lower sales volume, and higher healthcare costs of 50 basis points. Partially offsetting these items was a favorable LIFO impact of 130 basis points compared to 2018.

Selling, general and administrative (“SG&A”) expenses were $58.8 million and 14.8% of net sales for 2019 compared to $59.3 million and 14.3% of net sales for 2018. In 2018, a special cash bonus paid to all employees in connection with the U.S. Tax Cuts and Jobs Act (“Tax Act”) impacted SG&A expenses by $1.3 million or 30 basis points. Excluding this special cash bonus, SG&A expenses increased slightly by 1.4% or $0.8 million and increased 80 basis points as a percentage of sales primarily as a result of loss of leverage from lower sales volume.

Operating income was $43.8 million for 2019, resulting in an operating margin of 11.0%, compared to operating income of $50.6 million and operating margin of 12.2% for 2018. In 2018, a special cash bonus paid to all employees impacted operating margin by $1.3 million or 30 basis points. Excluding this special cash bonus, operating margin decreased 150 basis points primarily as a result of loss of leverage from lower sales volume and higher healthcare costs, partially offset by a favorable LIFO impact.

Net income was $35.8 million for 2019 compared to a record $40.0 million in 2018, and earnings per share were $1.37 for 2019 and $1.53 for 2018. In 2019, earnings benefited from a favorable LIFO impact of $0.04 per share. In 2018, earnings were reduced by an unfavorable LIFO impact of $0.12 per share, noncash pension settlement charges of $0.08 per share and a special cash bonus paid to all employees of $0.04 per share.

The Company’s backlog of orders was $105.0 million at December 31, 2019 compared to $113.7 million at December 31, 2018, a decrease of 7.7%. Incoming orders declined 6.2% for the full year. However, incoming orders for the fourth quarter of 2019 increased 2.7% compared to the fourth quarter of 2018.

On January 23, 2020, the Board of Directors authorized the payment of a quarterly dividend of $0.145 per share, representing the 280th consecutive quarterly dividend to be paid by the Company. During 2018, the Company again paid increased dividends and thereby attained its 47th consecutive year of increased dividends. These consecutive years of increases continue to position Gorman-Rupp in the top 50 of all U.S. public companies with respect to number of years of increased dividend payments. The regular dividend yield at December 31, 2019 was 1.5%.

The Company currently expects to continue its exceptional history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.

Outlook

For 2020, we believe both domestic spending for industrial products and international markets will remain somewhat challenging. However, we anticipate pump sales for municipal and flood control applications should be more positive. Additional spending on domestic infrastructure could also be beneficial to us. Although the fluid handling market is mature in nature, exciting opportunities exist in the way pumps are engineered, packaged, and controlled for higher efficiency. Our strong balance sheet provides us with the flexibility to continue to evaluate acquisition opportunities and new product development that we expect will help add value to our operations over the longer term.

Results of Operations – 2019 Compared to 2018:

Net Sales

	Year Ended December 31,		$ Change	% Change
	2019	2018
Net sales	$398,179	$414,334	$(16,155)	(3.9)%

Net sales for 2019 were $398.2 million compared to $414.3 million for 2018, a decrease of 3.9% or $16.1 million. Domestic sales increased 1.3% or $3.5 million while international sales decreased 13.8% or $19.6 million compared to 2018. Of the total decrease in net sales during 2019, $2.9 million was due to unfavorable currency translation.

Sales in our water markets decreased 4.1% or $11.7 million in 2019 compared to 2018. Sales in the municipal market increased $3.7 million due primarily to large volume custom pumps for flood control, and sales in the repair market increased $0.4 million. This increase was offset by decreased sales in the fire protection market of $9.6 million driven primarily by softness in international markets and decreased sales in the construction market of $4.2 million driven primarily by softness in the upstream oil and gas activity. In addition, sales in the agriculture market decreased $2.0 million.

Sales in our non-water markets decreased 3.5% or $4.4 million in 2019 compared to 2018. Sales in the petroleum market increased $1.7 million driven primarily by midstream and downstream oil and gas customers. This increase was offset by decreased sales in the industrial market and OEM market of $4.4 million and $1.7 million, respectively, due primarily to reduced capital spending related to oil and gas.

International sales were $122.9 million in 2019 compared to $142.5 million in 2018 and represented 31% and 34% of total sales for the Company, respectively. International sales decreased most notably in the fire protection, construction and municipal markets.

Cost of Products Sold and Gross Profit

	Year Ended December 31,		$ Change	% Change
	2019	2018
Cost of products sold	$295,504	$304,413	$(8,909)	(2.9)%

% of Net sales	74.2%	73.5%

Gross margin	25.8%	26.5%

Gross profit was $102.7 million for 2019, resulting in gross margin of 25.8%, compared to gross profit of $109.9 million and gross margin of 26.5% for 2018. Gross margin decreased 70 basis points largely as a result of loss of leverage on fixed labor and overhead from lower sales volume, and higher healthcare costs of 50 basis points. Partially offsetting these items was a favorable LIFO impact of 130 basis points compared to 2018 due to lower inventory levels as compared to amounts in inventory at December 31, 2018.

Selling, General and Administrative (SG&A) Expenses

	Year Ended December 31,		$ Change	% Change
	2019	2018
Selling, general and administrative expenses	$58,835	$59,282	$(447)	(0.8)%

% of Net sales	14.8%	14.3%

SG&A expenses were $58.8 million and 14.8% of net sales for 2019 compared to $59.3 million and 14.3% of net sales for 2018. In 2018, a special cash bonus paid to all employees impacted SG&A expenses by $1.3 million or 30 basis points. Excluding this special cash bonus, SG&A expenses increased slightly by 1.4% or $0.8 million and increased 80 basis points as a percentage of sales primarily as a result of loss of leverage from lower sales volume.

Operating Income

	Year Ended December 31,		$ Change	% Change
	2019	2018
Operating income	$43,840	$50,639	$(6,799)	(13.4)%

% of Net sales	11.0%	12.2%

Operating income was $43.8 million for 2019, resulting in an operating margin of 11.0%, compared to operating income of $50.6 million and operating margin of 12.2% for 2018. In 2018, a special cash bonus paid to all employees impacted operating margin by $1.3 million or 30 basis points. Excluding this special cash bonus, operating margin decreased 150 basis points primarily as a result of loss of leverage from lower sales volume and higher healthcare costs of 70 basis points, partially offset by a favorable LIFO impact of 130 basis points.

Net Income

	Year Ended December 31,		$ Change	% Change
	2019	2018
Income before income taxes	$45,166	$50,316	$(5,150)	(10.2)%

% of Net sales	11.3%	12.1%

Income taxes	$9,351	$10,337	$(986)	(9.5)%

Effective tax rate	20.7%	20.5%

Net income	$35,815	$39,979	$(4,164)	(10.4)%

% of Net sales	9.0%	9.6%

Earnings per share	$1.37	$1.53	$(0.16)	(10.5)%

The Company’s effective tax rate increased slightly to 20.7% for 2019 from 20.5% for 2018. The effective tax rate for 2019 benefitted by 100 basis points primarily from higher research and development tax credits. The effective tax rate for 2018 benefited by 120 basis points from pension plan contributions eligible for tax deduction at the 35.0% federal corporate tax rate for 2017 rather than the 21.0% rate for 2018.

The decrease in net income in 2019 compared to 2018 was due primarily to lower international sales volume and a slowdown in oil and gas related spending. Net income in 2019 included a favorable LIFO impact of $0.9 million, net of income taxes. Net income in 2018 included an unfavorable LIFO impact of $3.1 million, net of income taxes, a non-cash pension settlement charge of $2.2 million, net of income taxes, and a special cash bonus paid to all employees of $1.0 million, net of income taxes.

Earnings per share for 2019 included a favorable LIFO impact of $0.04 per share. Earnings per share for 2018 included an unfavorable LIFO impact of $0.12 per share, non-cash pension settlement charges of $0.08 per share and a special cash bonus paid to all employees with an impact of $0.04 per share.

Results of Operations – 2018 Compared to 2017:

In 2017, due primarily to the continued decreased demand for barge pumps for the marine transportation market driven by low oil prices and overcapacity of inland barges, the Bayou City Pump

Company (“Bayou”) reporting unit recorded pre-tax non-cash goodwill and intangible asset impairment charges of $4.1 million. See Note 10 to the Consolidated Financial Statements, Goodwill and Other Intangible Assets.

In 2018 and 2017, due to increased employee retirements and related lump sum pension payments, the Company recorded U.S. GAAP-required and actuarially-determined $2.9 million and $4.0 million non-cash pension settlement charges, respectively.

Net Sales

	Year Ended December 31,		$ Change	% Change
	2018	2017
Net sales	$414,334	$379,389	$34,945	9.2%

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

Cost of Products Sold and Gross Profit

	Year Ended December 31,		$ Change	% Change
	2018	2017
Cost of products sold	$304,413	$278,181	$26,232	9.4%

% of Net sales	73.5%	73.3%

Gross margin	26.5%	26.7%

Gross profit was $109.9 million for 2018, resulting in gross margin of 26.5%, compared to gross profit of $101.2 million and gross margin of 26.7% for 2017. Gross margin decreased 20 basis points largely driven by an unfavorable LIFO impact of 70 basis points, partially offset by lower healthcare expense.

Selling, General and Administrative (SG&A) Expenses

	Year Ended December 31,		$ Change	% Change
	2018	2017
Selling, general and administrative expenses	$59,282	$55,474	$3,808	6.9%

% of Net sales	14.3%	14.6%

SG&A expenses were $59.3 million and 14.3% of net sales for 2018 compared to $55.5 million and 14.6% of net sales for 2017. In 2018, a special cash bonus paid to all employees impacted SG&A expenses by $1.3 million or 30 basis points. Excluding this special cash bonus, SG&A expenses as a percentage of sales improved 60 basis points as a result of leverage from increased sales volume.

Operating Income

	Year Ended December 31,		$ Change	% Change
	2018	2017
Operating income	$50,639	$41,636	$9,003	21.6%

% of Net sales	12.2%	11.0%

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

Net Income

	Year Ended December 31,		$ Change	% Change
	2018	2017

Income before income taxes	$50,316	$39,378	$10,938	27.8%

% of Net sales	12.1%	10.4%

Income taxes	$10,337	$12,823	$(2,486)	(19.4)%

Effective tax rate	20.5%	32.6%

Net income	$39,979	$26,555	$13,424	50.6%

% of Net sales	9.6%	7.0%

Earnings per share	$1.53	$1.02	$0.51	50.0%

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

Liquidity and Sources of Capital

Cash and cash equivalents totaled $80.6 million and there was no outstanding bank debt at December 31, 2019. In addition, the Company had $24.5 million available in bank lines of credit after deducting $6.7 million in outstanding letters of credit primarily related to customer orders. The Company was in compliance with its debt covenants, including limits on additional borrowings and maintenance of certain operating and financial ratios, at all times in 2019 and 2018.

Capital expenditures for 2020, which are expected to consist principally of machinery and equipment purchases and building improvements, are estimated to be in the range of $15-$18 million and are expected to be financed through internally generated funds. During 2019, 2018 and 2017, the Company financed its capital improvements and working capital requirements principally through internally generated funds.

We expect to continue to generate cash in excess of our operating needs. We believe we have adequate funds on hand and sufficient borrowing capacity to execute our financial and operating strategy.

The Company expects to contribute up to $2 million to its defined benefit pension plan in 2020.

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

The following table reconciles adjusted earnings before interest, income taxes and depreciation and amortization as reconciled above to free cash flow:

	2019	2018	2017
Non-GAAP adjusted earnings before interest, taxes, depreciation and amortization	$58,916	$67,653	$62,577
Less capital expenditures	(10,912)	(10,947)	(7,754)
Less cash dividends	(14,370)	(65,551)	(12,268)

Non-GAAP free cash flow	$33,634	$(8,845)	$42,555

Financial Cash Flow

	Year Ended December 31,
	2019	2018	2017
Beginning of period cash and cash equivalents	$46,458	$79,680	$57,604
Net cash provided by operating activities	62,174	41,210	43,265
Net cash used for investing activities	(10,847)	(7,468)	(10,410)
Net cash used for financing activities	(17,363)	(65,551)	(12,268)
Effect of exchange rate changes on cash	133	(1,413)	1,489

Net increase (decrease) in cash and cash equivalents	34,097	(33,222)	22,076

End of period cash and cash equivalents	$80,555	$46,458	$79,680

The change in cash provided by operating activities in 2019 compared to 2018 was primarily due to lower inventories driven by a planned inventory reduction and a decrease in accounts receivable driven by lower sales volume. In addition, prepaid income taxes decreased and the Company has not made any pension contributions in the current year. These positive effects on cash flow were offset by a decrease in commissions payable driven by lower sales volume. The change in cash provided by operating activities in 2018 compared to 2017 was primarily due to an increase in inventories and accounts receivable driven by increased sales volume, and increased income tax payments.

During 2019, investing activities of $10.8 million primarily consisted of $10.9 million of capital expenditures for buildings, machinery and equipment. During 2018, investing activities of $7.5 million primarily consisted of a $3.0 million decrease in short-term investments and $10.9 million of capital expenditures for machinery and equipment offset by $0.5 million of proceeds from the sale of property, plant and equipment. During 2017, investing activities of $10.4 million primarily consisted of a $3.0 million increase in short-term investments and $7.8 million of capital expenditures for machinery and equipment offset by $0.3 million of proceeds from the sale of property, plant and equipment.

During 2019, financing activities of $17.4 million consisted of dividend payments of $14.4 million and a privately-arranged market value purchase of Company shares in the amount of $2.5 million from a Rupp family estate. Net cash used for financing activities consisted of dividend payments of $65.6 million during 2018, including $52.2 million related to a special dividend, and $12.3 million during 2017.

The Company currently expects to continue its exceptional history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.

Contractual Obligations

Capital commitments in the table below include contractual commitments to purchase machinery and equipment that have been approved by the Board of Directors. The capital commitments do not represent the entire anticipated purchases in the future, but represent only those substantive items for which the Company is contractually obligated as of December 31, 2019. Also, the Company has some operating leases and two financing leases for certain offices, manufacturing facilities, land, office equipment and automobiles. Rental expenses relating to these leases were $1.0 million in both 2019 and 2018 and $0.9 million in 2017.

The following table summarizes the Company’s contractual obligations at December 31, 2019:

	Payment Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital commitments	$2,184	$2,184	$ -	$ -	$ -
Leases	1,892	712	884	287	9

Total	$4,076	$2,896	$884	$287	$9

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

The discount rates used to value pension plan obligations were 2.83% and 3.94% at December 31, 2019 and 2018, respectively. The discount rates used to value postretirement obligations were 3.08% and 4.13% at December 31, 2019 and 2018, respectively. The discount rates were determined by constructing a zero-coupon spot yield curve derived from a universe of high-quality bonds as of the measurement date. The expected rate of return on pension assets is designed to be a long-term assumption that will be subject to year-to-year variability. The rate for 2019 was 5.37% and 2018 was 6.0%. Actual pension plan asset performance will either reduce or increase unamortized losses included in Accumulated other comprehensive loss, which will ultimately affect net income. The assumed rate of compensation increase was 3.50% in 2019 and 3.50% in 2018.

Substantially all retirees elect to take lump sum settlements of their pension plan benefits. When interest rates are low as they have been the last five years, this subjects the Company to the risk of exceeding an actuarial threshold computed on an annual basis and triggering a GAAP-required non-cash pension settlement loss, which occurred in 2018 and 2017.

The assumption used for the rate of increase in medical costs over the next five years was 5% in 2019 and unchanged in 2018. A one percentage point increase in the assumed health care trend would increase postretirement expense by approximately $0.3 million, changing the benefit obligation by approximately $2.3 million; while a one percentage point decrease in the assumed health care trend would decrease postretirement expense by approximately $0.2 million, changing the benefit obligation by approximately $2.1 million.

Income Taxes

On December 22, 2017, the United States enacted the tax reform legislation commonly known as the Tax Cuts and Jobs Act (the “Tax Act”), which reduced the federal corporate tax rate on U.S. earnings to 21% and moved from a global taxation regime to a modified territorial regime. The Company’s lower effective income tax rate of 20.7% for 2019 and 20.5% for 2018 compared to 32.6% for 2017, was due primarily to the Tax Act.

As part of the Tax Act, U.S. companies are required to pay a tax on historical earnings generated offshore that have not been repatriated to the U.S. Companies are required to re-measure their deferred tax assets and liabilities to reflect the lower federal base rate of 21%. During 2018, the Company recorded an adjustment of $48,000 of income tax benefit to the provisional amount of $1.4 million the Company recorded in the fourth quarter of 2017 regarding transitional impacts of the Tax Act. As of December 31, 2018, we have completed our accounting for the tax effects of the enactment of the Tax Act.

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

The Company is subject to income taxes in the U.S. federal and various state, local and foreign jurisdictions. Income tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2015.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense for all periods presented. The Company accrued approximately $0.3 million, $0.2 million and $0.2 million for the payment of interest and penalties at December 31, 2019, 2018 and 2017, respectively.

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

The Company performed a qualitative analyses as of October 1, 2019 and 2018 for all of its reporting units except for one and concluded that it is more likely than not that the fair value of the reporting units continues to exceed the respective carrying amounts.

The Company performed a quantitative impairment analysis as of October 1, 2019 for the National Pump Company (“National”) reporting unit and concluded that National’s fair value exceeded its carrying value by approximately 18% and therefore was not impaired. A sensitivity analysis was performed for the National reporting unit, assuming a hypothetical 50 basis point decrease in the expected long-term growth rate or a hypothetical 100 basis point increase in the weighted average cost of capital, and both scenarios independently yielded an estimated fair value for the National reporting unit slightly above carrying value. If National fails to experience growth or revises its long-term projections downward, it could be subject to impairment charges in the future. Goodwill relating to the National reporting unit represents 4% of the Company’s December 31, 2019 total assets. See Note 10 to the Consolidated Financial Statements, Goodwill and Other Intangible Assets.

Other indefinite-lived intangible assets primarily consist of trademarks and trade names. The fair value of these assets is also tested annually for impairment as of October 1, or whenever events or changes in circumstances indicate there may be a possible permanent loss of value. The fair value of these assets is determined using a royalty relief methodology similar to that employed when the associated assets were acquired, but using updated estimates of future sales, cash flows and profitability. For 2019 and 2018 the fair value of all indefinite lived intangible assets exceeded the respective carrying values.

Finite-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recovered through future net cash flows generated by the assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net undiscounted cash flows estimated to be generated by such assets. Based upon our fiscal 2019 and 2018 quantitative and qualitative impairment analyses, the Company was not aware of any events or changes in circumstances that indicate the carrying value of its finite-lived assets may not be recoverable. See Note 10 to the Consolidated Financial Statements, Goodwill and Other Intangible Assets.

Other Matters

Certain transactions with related parties occur in the ordinary course of business and are not considered to be material to the Company’s consolidated financial position, net income or cash flows.

The Company does not have any off-balance sheet arrangements, financings or other relationships with unconsolidated “special purpose entities.”

The Company is not a party to any long-term debt agreements, or any material leases or purchase obligations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk associated principally with fluctuations in foreign currency exchange rates. The Company’s foreign currency exchange rate risk is limited primarily to the Euro, Canadian Dollar, South African Rand and British Pound. The Company manages its foreign exchange risk principally through invoicing customers in the same currency as is used in the market of the source of products. The foreign currency transaction gains (losses) for the periods ending December 31, 2019, 2018 and 2017 were $0.1 million, $(0.8) million and $0.9 million, respectively, and are reported within Other (expense) income, net on the Consolidated Statements of Income.

ITEM 8. FINANCIAL	STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Gorman-Rupp Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Gorman-Rupp Company (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 2, 2020 expressed an unqualified opinion thereon.

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

Cleveland, Ohio

March 2, 2020

The Gorman-Rupp Company

Consolidated Statements of Income

	Year Ended December 31,
(Thousands of dollars, except share and per share amounts)	2019	2018	2017

Net sales	$398,179	$414,334	$379,389

Cost of products sold	295,504	304,413	278,181

Gross profit	102,675	109,921	101,208

Selling, general and administrative expenses	58,835	59,282	55,474

Impairment of goodwill and other intangible assets	-	-	4,098

Operating income	43,840	50,639	41,636

Other (expense) income, net	1,326	(323)	(2,258)

Income before income taxes	45,166	50,316	39,378

Income taxes	9,351	10,337	12,823

Net income	$35,815	$39,979	$26,555

Earnings per share	$1.37	$1.53	$1.02

Average number of shares outstanding	26,127,168	26,112,138	26,100,865

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(Thousands of dollars)	2019	2018	2017

Net income	$35,815	$39,979	$26,555

Cumulative translation adjustments	88	(2,922)	3,521

Pension and postretirement medical liability adjustments, net of tax	(5,202)	(5,922)	4,435

Other comprehensive (loss) income	(5,114)	(8,844)	7,956

Comprehensive income	$30,701	$31,135	$34,511

See notes to consolidated financial statements.

The Gorman-Rupp Company

Consolidated Balance Sheets

	December 31,
(Thousands of dollars)	2019	2018
Assets

Current assets:

Cash and cash equivalents	$80,555	$46,458

Accounts receivable, net	65,433	67,714

Inventories, net	75,997	87,387

Prepaid and other	5,680	7,127

Total current assets	227,665	208,686

Property, plant and equipment, net	111,779	113,493

Other assets	8,320	5,101

Prepaid pension assets	-	4,817

Goodwill and other intangible assets, net	34,996	36,185

Total assets	$382,760	$368,282

Liabilities and equity

Current liabilities:

Accounts payable	$16,030	$16,678

Payroll and employee related liabilities	12,172	12,651

Commissions payable	7,034	9,222

Deferred revenue and customer deposits	4,911	5,232

Accrued expenses	5,348	4,682

Total current liabilities	45,495	48,465

Pension benefits	1,040	-

Postretirement benefits	24,453	21,853

Other long-term liabilities	3,894	4,832

Total liabilities	74,882	75,150

Equity:

Common shares, without par value:

Authorized – 35,000,000 shares;

Outstanding – 26,067,502 shares at December 31, 2019 and 26,117,045 shares at December 31, 2018 (after deducting treasury shares of 981,294 and 931,751, respectively), at stated capital amounts	5,091	5,102

Additional paid-in capital	1,147	2,539

Retained earnings	330,177	308,914

Accumulated other comprehensive loss	(28,537)	(23,423)

Total equity	307,878	293,132

Total liabilities and equity	$382,760	$368,282

See notes to consolidated financial statements.

The Gorman-Rupp Company

Consolidated Statements of Cash Flows

	Year Ended December 31,
(Thousands of dollars)	2019	2018	2017
Cash flows from operating activities:

Net income	$35,815	$39,979	$26,555

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	13,749	14,484	15,053

Pension expense	2,823	4,909	6,368

Contributions to pension plan	-	(4,000)	(2,000)

Deferred income tax charge (benefit)	(1,198)	337	(6,140)

(Gain) loss on sale of property, plant and equipment	(53)	(44)	153

Stock based compensation	1,025	1,674	743

Impairment of goodwill and other intangible assets	-	-	4,098

Changes in operating assets and liabilities, net of effects of acquisitions:

Accounts receivable, net	2,218	(1,196)	5,473

Inventories, net	11,452	(13,601)	(4,305)

Accounts payable	(601)	1,299	(1,268)

Commissions payable	(2,140)	1,737	(3,849)

Deferred revenue and customer deposits	(321)	741	(902)

Accrued expenses and other	153	1,928	3,215

Income taxes	(697)	(6,599)	7,950

Benefit obligations	(51)	(438)	(7,879)

Net cash provided by operating activities	62,174	41,210	43,265

Cash flows from investing activities:

Capital additions	(10,912)	(10,947)	(7,754)

Proceeds from sale of property, plant and equipment	69	512	320

(Purchase of) Proceeds from short-term investments, net	(4)	2,967	(2,976)

Net cash used for investing activities	(10,847)	(7,468)	(10,410)

Cash flows from financing activities:

Regular cash dividends	(14,370)	(13,317)	(12,268)

Special cash dividend	-	(52,234)	-

Treasury share repurchases	(2,610)	-	-

Other	(383)	-	-

Net cash used for financing activities	(17,363)	(65,551)	(12,268)

Effect of exchange rate changes on cash	133	(1,413)	1,489

Net increase (decrease) in cash and cash equivalents	34,097	(33,222)	22,076

Cash and cash equivalents:

Beginning of year	46,458	79,680	57,604

End of period	$80,555	$46,458	$79,680

See notes to consolidated financial statements.

The Gorman-Rupp Company

Consolidated Statements of Equity

	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
(Thousands of dollars, except share and per share amounts)	Shares	Dollars

Balances December 31, 2016	26,093,123	$5,097	$215	$318,041	$(20,465)	$302,888
Net income				26,555		26,555
Other comprehensive income					7,956	7,956

Stock based compensation	13,500	3	311	50		364

Cash dividends - $0.47 per share				(12,268)		(12,268)

Balances December 31, 2017	26,106,623	5,100	526	332,378	(12,509)	325,495
Net income				39,979		39,979
Other comprehensive income					(8,844)	(8,844)

Reclassification of stranded income tax effects in accumulated other comprehensive income				2,070	(2,070)	-

Stock based compensation and other	10,422	2	2,013	38		2,053

Cash dividends - $2.51 per share, including a $2.00 special dividend				(65,551)		(65,551)

Balances December 31, 2018	26,117,045	5,102	2,539	308,914	(23,423)	293,132

Net income				35,815		35,815

Other comprehensive loss					(5,114)	(5,114)

Stock based compensation	19,836	4	948	73		1,025

Treasury share repurchases	(69,379)	(15)	(2,340)	(255)		(2,610)

Cash dividends - $0.55 per share				(14,370)		(14,370)

Balances December 31, 2019	26,067,502	$5,091	$1,147	$330,177	$(28,537)	$307,878

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

Cash Equivalents and Short-Term Investments

The Company considers highly liquid instruments with maturities of 90 days or less to be cash equivalents. The Company periodically makes short-term investments for which cost approximates fair value. Short-term investments at December 31, 2019 and 2018 consisted primarily of a certificate of deposit and is classified as Prepaid and other on the Consolidated Balance Sheets.

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

Inventories

LIFO inventories are stated at the lower of cost or market and all other inventories are stated at the lower of cost or net realizable value. The costs for approximately 72% of inventories at December 31, 2019 and 73% of inventories at December 31, 2018 were determined using the last-in, first-out (LIFO) method, with the remainder determined using the first-in, first-out (FIFO) method. Cost components include materials, inbound freight costs, labor and allocations of fixed and variable overheads on an absorption costing basis.

Property, plant and equipment

Property, plant and equipment are stated on the basis of cost. Repairs and maintenance costs are expensed as incurred. Depreciation for property, plant and equipment assets is computed using the straight-line method over the estimated useful lives of the assets and is included in Cost of products sold and Selling, general and administrative expenses based on the use of the assets. Depreciation expense was $12.6 million for 2019, $13.3 million for 2018 and $13.5 million for 2017.

Depreciation of property, plant and equipment is determined based on the following lives:

Buildings	20-50 years
Machinery and equipment	5-15 years
Software	3-5 years

Property, plant and equipment consist of the following:

	2019	2018
Land	$4,998	$3,869
Buildings	110,162	106,940
Machinery and equipment	182,922	177,668

	298,082	288,477
Less accumulated depreciation	(186,303)	(174,984)

Property, plant and equipment, net	$111,779	$113,493

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

Goodwill is reviewed annually for impairment as of October 1 or whenever events or changes in circumstances indicate there may be a possible permanent loss of value using either a quantitative or qualitative analysis. For certain reporting units, the Company performs a quantitative analysis using both a market-based approach and a discounted cash flow model to estimate the fair value of our reporting units. This process requires significant judgements, including estimation of future cash flows, which is dependent on internal forecasts. The Company may otherwise elect to perform a qualitative analysis when deemed appropriate. A qualitative analysis may be performed by assessing certain trends and factors, including projected market outlook and growth rates, forecasted and actual sales and operating profit margins, discount rates, industry data and other relevant qualitative factors. These trends and factors are compared to, and based on, the assumptions used in the most recent quantitative assessment.

In 2017, due primarily to the decreased demand for barge pumps for the marine transportation market driven by low oil prices and overcapacity of inland barges, the Bayou City Pump Company reporting unit recorded pre-tax goodwill impairment charges of $0.9 million. There were no goodwill impairment charges in any of the Company’s other reporting units in 2017. No impairment charges were recognized in any of the Company’s reporting units in 2019 or 2018. See Note 10 to the Consolidated Financial Statements, Goodwill and Other Intangible Assets.

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

Identifiable intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate the carrying amount may not be recovered through future net cash flows generated by the assets. Impairment losses may be recorded when the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts based on the excess of the carrying amounts over the estimated fair value of the assets. Based upon our fiscal 2019, 2018 and 2017 quantitative and qualitative impairment analyses, except for Bayou’s customer relationship intangible asset and the risk related to National’s indicated fair value, the Company was not aware of any events or changes in circumstances that indicated the carrying value of its finite-lived intangible assets may not be recoverable. In 2017, due primarily to the continued decreased demand for barge pumps for the marine transportation market driven by low oil prices and overcapacity of inland barges, the Company performed a recoverability test related to Bayou’s customer relationship intangible asset pursuant to Accounting Standards Codification (“ASC”) 360, “Property, Plant, and Equipment.” As a result of the recoverability test, Bayou recorded a pre-tax non-cash customer relationship impairment charge of $3.2 million in 2017.

Identifiable intangible assets not subject to amortization are tested for impairment annually or more frequently if events warrant. The fair value of these assets is determined using a royalty relief methodology similar to that employed when the associated assets were acquired, but using updated estimates of future sales, cash flows and profitability. For 2019, 2018 and 2017, the fair value of indefinite lived intangible assets exceeded their carrying values.

For additional information about goodwill and other intangible assets, see Note 10 to the Consolidated Financial Statements, Goodwill and Other Intangible Assets.

Revenue Recognition

The Company recognizes revenue when it transfers control of promised goods or services to its customers in an amount that reflects the consideration to which it expects to be entitled to in exchange for those goods or services.

For additional information about revenue, see Note 3 to the Consolidated Financial Statements, Revenue.

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

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act significantly revised U.S. corporate income tax regulations by, among other things, lowering corporate income tax rates, implementing the territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. For further discussion of the impact of the Tax Act on the Company, see Note 7 to the Consolidated Financial Statements, Income Taxes.

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

The determination of the Company’s obligation and expense for pension and other postretirement benefits is dependent on its selection of certain assumptions used by actuaries in calculating such amounts, which are described in Note 9, Pensions and Other Postretirement Benefits. The Company recognizes the funded status of its defined benefit pension plan as an asset or liability in the Consolidated Balance Sheets and recognizes the change in the funded status in the year in which the change occurs through accumulated other comprehensive loss in the Consolidated Balance Sheets.

Concentration of Credit Risk

The Company generally does not require collateral from its customers and has a very good collection history. There were no sales to a single customer that exceeded 10% of total net sales for the years ended December 31, 2019, 2018 or 2017.

Shipping and Handling Costs

The Company classifies all amounts billed to customers for shipping and handling as revenue and reflects related shipping and handling costs in Cost of products sold.

Advertising

The Company expenses all advertising costs as incurred, which for the years ended December 31, 2019, 2018 and 2017 totaled $3.0 million, $3.0 million, and $3.1 million, respectively.

Product Warranties

A liability is established for estimated future warranty and service claims based on historical claims experience and specific product failures. The Company expenses warranty costs directly to Cost of products sold. Changes in the Company’s product warranty liability are:

	2019	2018	2017
Balance at beginning of year	$1,380	$1,098	$1,435
Provision	1,747	1,689	1,377
Claims	(1,689)	(1,407)	(1,714)

Balance at end of year	$1,438	$1,380	$1,098

Stock-based compensation

The Company awards shares pursuant to The Gorman-Rupp Company 2015 Omnibus Incentive Plan. Equity awards are typically conditioned upon achievement of appropriate performance metrics, however the Company may from time to time grant other types of awards including service-based awards or unrestricted shares to certain employees. Any performance-based shares that have been granted will vest and be awarded at the end of a three year performance period, based on the levels of achievement of compound annual growth targets for operating income and shareholders’ equity. The Company recognizes compensation expense for performance-based share grants based on the stock price at the date of the grant using the straight-line amortization method, over the vesting period specified in the grants, based on the probability of achieving the performance targets. The Company recognized stock-based compensation expense related to performance-based share grants of $0.7 million, $1.3 million and $0.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. The Company accounts for forfeitures as they occur, rather than estimate expected forfeitures.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which replaced the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 requires use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. Adoption of the standard requires using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align existing credit loss methodology with the new standard. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. ASU 2019-11 requires entities that did not adopt the amendments in ASU 2016-13 as of November 2019 to adopt ASU 2019-11. This ASU contains the same effective dates and transition requirements as ASU 2016-13. The Company adopted Topic 326 effective January 1, 2020. The impact of adoption of these standards is not material on the Company’s Consolidated Financial Statements.

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes”, which, as part of its Simplification Initiative to reduce the cost and complexity in accounting for income taxes, removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. The guidance is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The Company currently does not expect the adoption of ASU 2019-12 will have a material impact on the Company’s Consolidated Financial Statements.

Recently Adopted Accounting Standards

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with a term of more than one year. Accounting by lessors remains similar to pre-existing U.S. GAAP. Subsequent accounting standards updates have been issued, which amend and/or clarify the application of ASU 2016-02. The Company adopted Topic 842 effective January 1, 2019. See Note 6 to the Consolidated Financial Statements, Leases.

Note 2 – Allowance for Doubtful Accounts

The allowance for doubtful accounts was $0.5 million at December 31, 2019 and $0.7 million at December 31, 2018.

Note 3 – Revenue

Disaggregation of Revenue

The following tables disaggregate total net sales by major product category and geographic location:

	Product Category
	2019	2018	2017
Pumps and pump systems	$341,304	$357,882	$322,201
Repair parts for pumps and pump systems and other	56,875	56,452	57,188

Total net sales	$398,179	$414,334	$379,389

	Geographic Location
	2019	2018	2017
United States	$275,290	$271,820	$241,746
Foreign countries	122,889	142,514	137,643

Total net sales	$398,179	$414,334	$379,389

International sales represented approximately 31% of total net sales for 2019, 34% for 2018 and 36% for 2017, and were made to customers in many different countries around the world.

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

On December 31, 2019, the Company had $105.0 million of remaining performance obligations, also referred to as backlog. The Company expects to recognize as revenue substantially all of its remaining performance obligations within one year.

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

The Company’s contract assets and liabilities as of December 31, 2019 and 2018 were as follows:

	December 31, 2019	December 31, 2018
Contract assets	$393	$1,953
Contract liabilities	4,911	5,232

Revenue recognized for the year ended December 31, 2019 that was included in the contract liability balance at December 31, 2018 was $4.4 million.

Note 4 – Inventories

LIFO inventories are stated at the lower of cost or market and all other inventories are stated at the lower of cost or net realizable value. Replacement cost approximates current cost and the excess over LIFO cost is approximately $62.5 million and $63.7 million at December 31, 2019 and 2018, respectively. Some inventory quantities were reduced during 2019 and 2018, resulting in liquidation of some LIFO quantities carried at lower costs from earlier years versus current year costs. The related effect increased net income by approximately $2.0 million during 2019 and $0.2 million during 2018. Allowances for excess and obsolete inventory totaled $5.9 million and $5.3 million at December 31, 2019 and 2018, respectively.

Inventories are comprised of the following:

Inventories, net	December 31, 2019	December 31, 2018
Raw materials and in-process	$16,474	$21,773
Finished parts	47,317	54,209
Finished products	12,206	11,405

Total net inventories	$75,997	$87,387

Note 5 – Credit Facilities

The Company may borrow up to $20.0 million with interest at LIBOR plus 0.75% or at alternative rates as selected by the Company under an unsecured bank line of credit which matures in February 2022. The Company pays a non-usage fee of 0.1% per annum on the average unused portion of the line of credit. At December 31, 2019 and 2018, $19.9 million and $19.7 million, respectively, was available for borrowing after deducting $0.1 million and $0.3 million in outstanding letters of credit, respectively.

The Company also has an $8.0 million unsecured bank line of credit with interest at LIBOR plus 0.75% payable monthly which matures in May 2021. At December 31, 2019 and 2018, $3.6 million and $2.4 million, respectively, was available for borrowing after deducting $4.4 million and $5.6 million in outstanding letters of credit, respectively.

The Company also has a $3.0 million bank guarantee with interest at 1.75% in an agreement dated June 2016. At December 31, 2019 and 2018, $1.0 million and $1.0 million, respectively, was available for borrowing after deducting $2.0 million and $2.0 million in outstanding letters of credit, respectively.

The credit facilities described above contain standard restrictive covenants, including limits on additional borrowings and maintenance of certain operating and financial ratios. At December 31, 2019 and 2018, the Company was in compliance with all requirements.

Interest expense, which approximates interest paid, was $1,000, $1,000 and $17,000 in 2019, 2018 and 2017, respectively.

Note 6 – Leases

On January 1, 2019, the Company adopted ASU 2016-02 using the modified retrospective method as of the effective date of January 1, 2019 (the effective date method). Under the effective date method, financial results reported in periods prior to 2019 are unchanged. In transition to the new lease guidance, the Company elected the package of practical expedients permitted under the transition guidance within the new standard that allowed the Company to not reassess whether a contract is or contains a lease, lease classification and initial direct costs; however, the Company did not elect the hindsight transitional practical expedient. The Company has also elected the practical expedient to not account for lease components (e.g., fixed payments including rent, real estate taxes and insurance costs) separately from the nonlease components. After assessment of the impact of adopting ASU 2016-02, it was determined that the cumulative effect adjustment required under the new guidance was immaterial and therefore the Company did not record a retrospective adjustment to the opening balance of retained earnings at January 1, 2019. The Company recognized additional operating lease right-of-use assets and lease liabilities of $1.6 million as of January 1, 2019.

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

Supplemental information related to leases and the Company’s Consolidated Financial Statements is as follows:

Year Ended December 31, 2019
Components of lease costs:

Operating lease costs	$370

Short-term lease costs	527

Finance lease costs	98

Total lease costs	$995

December 31, 2019
Weighted average remaining lease term (years):

Operating leases	2.9

Finance leases	4.3

Weighted average discount rate:

Operating leases	3.25%

Finance leases	3.25%

	December 31, 2019
	Operating Leases	Financing Leases	Total Leases
Other assets - right-of-use assets	$1,260	$550	$1,810

Lease liabilities included in:
Accrued expenses - current portion of lease liabilities	$ 520	$120	$ 640
Other long-term liabilities - non-current portion of lease liabilities	730	440	1,170

Total lease liabilities	$1,250	$560	$1,810

Maturities of lease liabilities are as follows:

	December 31, 2019	December 31, 2018
2019	$ 712	$ 702

2020	524	411

2021	360	260

2022	241	124

2023	46	75

Thereafter	9	10

Total lease payments	1,892	$1,582

Less: Interest	(82)

Present value of lease liabilities	$1,810

Note 7 – Accumulated Other Comprehensive Loss

The reclassifications out of Accumulated other comprehensive loss as reported in the Consolidated Statements of Income are:

Pension and other postretirement benefits:	2019	2018	2017

Recognized actuarial loss (a)	$1,753	$1,164	$1,093
Settlement loss (b)	-	2,852	4,031

Total before income tax	1,753	4,016	5,124
Income tax	(363)	(823)	(1,670)

Net of income tax	$1,390	$3,193	$3,454

(a)	The recognized actuarial loss is included in the computation of net periodic benefit cost. See Note 9 to the Consolidated Financial Statements, Pensions and Other Postretirement Benefits.
(b)	The settlement loss is included in Other (expense) income, net in the Consolidated Statements of Income.

The components of accumulated other comprehensive loss as reported in the Consolidated Balance Sheets are:

	Currency Translation Adjustments	Pension and OPEB Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2016	$(8,842)	$(11,623)	$(20,465)
Reclassification adjustments	-	5,124	5,124
Current period benefit	3,521	1,479	5,000
Income tax charge	-	(2,168)	(2,168)

Balance at December 31, 2017	(5,321)	(7,188)	(12,509)
Reclassification of stranded income tax effects in accumulated other comprehensive income	-	(2,070)	(2,070)
Reclassification adjustments	-	4,016	4,016
Current period charge	(2,922)	(9,644)	(12,566)
Income tax charge	-	(294)	(294)

Balance at December 31, 2018	(8,243)	(15,180)	(23,423)
Reclassification adjustments	-	1,753	1,753
Current period benefit (charge)	88	(8,521)	(8,433)
Income tax benefit	-	1,566	1,566

Balance at December 31, 2019	$(8,155)	$(20,382)	$(28,537)

Note 8 – Income Taxes

On December 22, 2017, the United States enacted the tax reform legislation referred to herein as the “Tax Act”, which reduced the federal corporate tax rate on U.S. earnings to 21% from 35% and moved from a global taxation regime to a modified territorial regime. The change in the Company’s lower effective income tax rate of 20.7% for 2019 and 20.5% for 2018 compared to 32.6% for 2017 was due primarily to the Tax Act.

In January 2018, FASB released guidance on accounting for the global intangible low-taxed income (“GILTI”) tax. The guidance indicates that either accounting for deferred taxes related to GILTI tax inclusions or treating the GILTI tax as a period cost are both acceptable methods subject to an accounting policy election. The Company elected to account for the GILTI tax in the period in which it is incurred.

The components of Income before income taxes are:

	2019	2018	2017
United States	$41,234	$45,271	$33,277
Foreign countries	3,932	5,045	6,101

Total	$45,166	$50,316	$39,378

The components of income tax expense are:

	2019	2018	2017
Current expense:
Federal	$8,204	$7,779	$16,489
Foreign	1,140	1,179	1,243
State and local	1,205	1,042	1,231

	10,549	10,000	18,963

Deferred expense (benefit):
Federal	(720)	405	(5,968)
Foreign	(379)	(125)	51
State and local	(99)	57	(223)

	(1,198)	337	(6,140)

Income tax expense	$9,351	$10,337	$12,823

The reconciliation between income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes is:

	2019	2018	2017
Income taxes at statutory rate	$9,485	$10,566	$13,782
State and local income taxes, net of federal tax benefit	803	832	555
Tax credits	(898)	(506)	(295)
Domestic production activities deduction	-	-	(1,191)
Lower foreign taxes differential	(65)	(5)	(842)
Uncertain tax positions	164	172	346
Valuation allowance	71	37	100
Federal tax reform – deferred rate change	-	(581)	(1,624)
Deemed mandatory repatriation	-	(48)	1,370
Foreign withholding tax	-	-	600
Other	(209)	(130)	22

Income tax expense	$9,351	$10,337	$12,823

The Company made income tax payments of $9.1 million, $14.7 million, and $13.5 million in 2019, 2018, and 2017, respectively.

Deferred income tax assets and liabilities consist of:

	2019	2018
Deferred tax assets:
Inventories	$1,391	$1,161
Accrued liabilities	2,095	2,306
Postretirement health benefits obligation	5,884	5,350
Pension	240	-
Lease liabilities	361	-
Other	1,360	840

Total deferred tax assets	11,331	9,657
Valuation allowance	(567)	(496)

Net deferred tax assets	10,764	9,161
Deferred tax liabilities:
Depreciation and amortization	(9,446)	(9,351)
Leases – right of use assets	(361)	-
Pension	-	(1,113)
Foreign withholding tax	(100)	(600)

Total deferred tax liabilities	(9,907)	(11,064)

Net deferred tax assets (liabilities)	$857	$(1,903)

The Company has state tax credit carryforwards of $0.7 million and $0.6 million as of December 31, 2019 and 2018, respectively, that will expire incrementally between 2020 and 2024.

The Company has a valuation allowance of $0.6 million as of December 31, 2019 and $0.5 million as of December 31, 2018 against certain of its deferred tax assets. ASC 740, “Income Taxes,” requires that a valuation allowance be recorded against deferred tax assets when it is more likely than not that some or all of a Company’s deferred tax assets will not be realized based on available positive and negative evidence.

Total unrecognized tax benefits were $1.1 million and $1.0 million at December 31, 2019 and 2018, respectively. The total amount of unrecognized tax benefits that, if ultimately recognized, would reduce the Company’s annual effective tax rate were $0.9 million and $0.8 million at December 31, 2019 and 2018, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2019	2018	2017
Balance at beginning of year	$951	$797	$492
Additions based on tax positions related to the current year	372	268	239
Additions based on tax positions related to prior years	-	-	165
Reductions due to lapse of applicable statute of limitations	(193)	(114)	(99)

Balance at end of year	$1,130	$951	$797

The Company is subject to income taxes in the U.S. federal and various state, local and foreign jurisdictions. Income tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2015. The Company has $57,000 of unrecognized tax benefits recorded for periods for which the relevant statutes of limitations expire in the next 12 months.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense for all periods presented. The Company accrued approximately $0.3 million, $0.2 million and $0.2 million for the payment of interest and penalties at December 31, 2019, 2018 and 2017, respectively.

Note 9 – Pensions and Other Postretirement Benefits

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

Additionally, the Company sponsors defined contribution pension plans made available to all domestic and Canadian employees. Total contributions to the plans were $2.3 million for 2019, $2.2 million for 2018 and $1.9 million for 2017.

The Company also sponsors a non-contributory defined benefit postretirement health care plan that provides health benefits to certain domestic and Canadian retirees and eligible spouses and dependent children. The Company funds the cost of these benefits as incurred. For measurement purposes, and based on maximum benefits as defined by the plan, a 5% annual rate of increase in the per capita cost of covered health care benefits for all retirees was assumed in estimating the projected postretirement benefit obligation at December 31, 2019, which is expected to remain constant going forward. A zero percent annual rate of increase was assumed in estimating the projected benefit obligation at December 31, 2018 and in calculating 2019 periodic benefit cost.

The Company recognizes the obligations associated with its defined benefit pension plan and defined benefit postretirement health care plan in its Consolidated Financial Statements. The following table presents the plans’ funded status as of the measurement date, December 31, reconciled with amounts recognized in the Company’s Consolidated Balance Sheets:

	Pension Plan		Postretirement Plan
	2019	2018	2019	2018
Accumulated benefit obligation at end of year	$66,900	$56,408	$26,055	$23,679
Change in projected benefit obligation:
Benefit obligation at beginning of year	$67,578	$76,489	$23,679	$17,367
Service cost	2,204	2,408	1,083	775
Interest cost	2,454	2,552	941	561
Settlement	-	990	-	-
Benefits paid	(3,735)	(8,504)	(2,311)	(2,536)
Effect of foreign exchange	-	-	16	(42)
Actuarial (gain) loss	12,824	(6,357)	2,647	7,554

Benefit obligation at end of year	$81,325	$67,578	$26,055	$23,679

Change in plan assets:
Plan assets at beginning of year	$72,395	$80,802	$ -	$ -
Actual return on plan assets	11,625	(3,903)	-	-
Employer contributions	-	4,000	2,311	2,536
Benefits paid	(3,735)	(8,504)	(2,311)	(2,536)

Plan assets at end of year	80,285	72,395	-	-

Funded status at end of year	$(1,040)	$4,817	$(26,055)	$(23,679)

	Pension Plan		Postretirement Plan
	2019	2018	2019	2018
Amounts recognized in the Consolidated Balance Sheets consist of:
Noncurrent assets	$ -	$4,817	$ -	$ -
Current liabilities	-	-	(1,602)	(1,826)
Noncurrent liabilities	(1,040)	-	(24,453)	(21,853)

Total assets (liabilities)	$(1,040)	$4,817	$(26,055)	$(23,679)

Amounts recognized in Accumulated other comprehensive loss consist of:
Net actuarial loss	$26,192	$23,158	$5,205	$2,596
Prior Service Cost	-	-	(4,383)	(5,508)
Deferred tax (benefit) expense	(6,499)	(5,798)	(132)	732

After tax actuarial loss (gain)	$19,693	$17,360	$690	$(2,180)

Components of net periodic benefit cost:
	2019	2018	2017
Pension Plan
Service cost	$2,204	$2,408	$2,727
Interest cost	2,454	2,552	2,537
Expected return on plan assets	(3,561)	(4,481)	(4,697)
Recognized actuarial loss	1,726	1,577	1,770
Settlement loss	-	2,852	4,031

Net periodic benefit cost	$2,823	$4,908	$6,368

Other changes in pension plan assets and benefit obligations recognized in other comprehensive loss:
Net loss (gain)	$3,034	$(1,413)	$(2,470)

Total expense recognized in net periodic benefit cost and other comprehensive income	$5,857	$3,495	$3,898

Postretirement Plan
Service cost	$1,083	$775	$1,249
Interest cost	941	561	814
Prior service cost recognition	(1,129)	(1,128)	-
Recognized actuarial loss (gain)	27	(413)	(677)

Net periodic benefit (credit) cost	$922	$(205)	$1,386

Other changes in postretirement plan assets and benefit obligations recognized in other comprehensive loss:
Net loss (gain)	$3,749	$9,096	$(4,105)

Total expense (benefit) recognized in net periodic benefit cost and other comprehensive income	$4,671	$8,891	$(2,719)

The components of net periodic benefit cost other than the service cost component are included in Other income (expense), net in the Consolidated Statements of Income.

No settlement loss was incurred in 2019. During 2018 and 2017, the Company recorded a settlement loss relating to retirees that received lump-sum distributions from the Company’s defined benefit pension plan totaling $2.9 million and $4.0 million, respectively. These charges were the result of lump-sum payments to retirees which exceeded the Plan’s actuarial service and interest cost thresholds.

The prior service cost is amortized on a straight-line basis over the average estimated remaining service period of active participants. The unrecognized actuarial gain or loss in excess of the greater of 10% of the benefit obligation or the market value of plan assets is also amortized on a straight-line basis over the average estimated remaining service period of active participants.

	Pension Plan		Postretirement Plan
	2019	2018	2019	2018
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	2.83%	3.94%	3.08%	4.13%
Rate of compensation increase	3.50%	3.50%	–	–
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	3.94%	3.76%	4.13%	3.39%
Expected long-term rate of return on plan assets	5.37%	6.00%	–	–
Rate of compensation increase	3.50%	3.50%	–	–

To enhance the Company’s efforts to mitigate the impact of the defined benefit pension plan on its financial statements, in 2014 the Company moved towards a liability driven investing model to more closely align assets with liabilities based on when the liabilities are expected to come due. Currently, based on 2019 funding levels, equities may comprise between 8% and 28% of the Plan’s market value. Fixed income investments may comprise between 70% and 90% of the Plan’s market value. Alternative investments may comprise between 0% and 4% of the Plan’s market value. Cash and cash equivalents (including all senior debt securities with less than one year to maturity) may comprise between 0% and10% of the Plan’s market value.

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

The following tables set forth by asset class the Plan’s fair value of assets for the years ended December 31, 2019 and 2018:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Plan Assets at December 31, 2019
Equity	$12,986	$-	$-	$12,986
Fixed income	11,671	46,145	-	57,816
Mutual funds	1,992	-	-	1,992
Money funds and cash	3,103	4,388		7,491

Total fair value of Plan assets	$29,752	$50,533	-	$80,285

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Plan Assets at December 31, 2018
Equity	$10,144	$-	$3	$10,147
Fixed income	9,768	44,333	-	54,101
Mutual funds	1,777	-	-	1,777
Money funds and cash	6,370	-	-	6,370

Total fair value of Plan assets	$28,059	$44,333	$3	$72,395

Contributions

The Company expects to contribute up to $2 million to its defined benefit pension plan in 2020.

Expected future benefit payments

The following benefit payments are expected to be paid as follows based on actuarial calculations:

	2020	2021	2022	2023	2024	Thereafter
Pension	$12,283	$5,146	$5,662	$5,125	$5,881	$27,567
Postretirement	1,627	1,515	1,478	1,509	1,544,	8,495

A one percentage point increase in the assumed health care trend rate would increase postretirement expense by approximately $0.3 million, changing the benefit obligation by approximately $2.3 million; while a one percentage point decrease in the assumed health care trend rate would decrease postretirement health care expense by approximately $0.2 million, changing the benefit obligation by approximately $2.1 million. For measurement purposes, and based on maximum benefits as defined by the plan, a 5% annual rate of increase in the per capita cost of covered health care benefits for all retirees was assumed as of December 31, 2019, which is expected to remain constant going forward. A zero percent annual rate of increase was assumed previously.

A one percentage point change in the assumed rate of return on the defined benefit pension plan assets is estimated to have an approximate $0.7 million effect on net periodic benefit cost. Additionally, a one percentage point increase in the discount rate is estimated to have a $1.3 million decrease in net periodic benefit cost, while a one percentage point decrease in the discount rate is estimated to have a $1.5 million increase in net periodic benefit cost.

Note 10 – Goodwill and Other Intangible Assets

The major components of Goodwill and other intangible assets are:

	2019		2018
	Historical Cost	Accumulated Amortization	Historical Cost	Accumulated Amortization
Finite-lived intangible assets:
Customer relationships	$7,832	$6,301	$7,833	$5,514
Technology and drawings	6,749	3,712	6,752	3,417
Other intangibles	2,292	1,151	1,838	1,172

Total finite-lived intangible assets	16,873	11,164	16,423	10,103
Goodwill	27,215	-	27,234	-
Trade names and trademarks	2,072	-	2,631	-

Total	$46,160	$11,164	$46,288	$10,103

Amortization of intangible assets was $1.2 million, $1.2 million and $1.6 million in 2019, 2018 and 2017, respectively. Amortization of these intangible assets for 2020 through 2024 is expected to approximate $0.7 million per year.

Changes in the carrying value of goodwill during the years ended December 31, 2019 and 2018 are as follows:

Goodwill
Balance at December 31, 2017	$27,551
Acquisitions	-
Impairment	-
Foreign currency	(317)

Balance at December 31, 2018	27,234
Acquisitions	-
Impairment	-
Foreign currency	(19)

Balance at December 31, 2019	$27,215

For 2019, the Company used a quantitative analysis for the annual goodwill impairment testing as of October 1 for its National Pump Company (“National”) reporting unit. The fair value for this reporting unit was estimated using a discounted cash flow model, which considered forecasted cash flows discounted at an estimated weighted-average cost of capital. The forecasted cash flows were based on the Company’s long-term operating plan and a terminal value was used to estimate the cash flows beyond the period covered by the operating plan. The weighted-average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt market holders of a business enterprise. These analyses require the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates and the timing of expected future cash flows.

Sensitivity analyses were performed around these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values.

The result of this goodwill impairment test indicated that no impairment existed at National. The Company’s annual impairment analysis performed as of October 1, 2019 concluded that National’s fair value exceeded its carrying value by approximately 18%. A sensitivity analysis was performed for the National reporting unit, assuming a hypothetical 100 basis point decrease in the expected long-term growth rate or a hypothetical 100 basis point increase in the weighted average cost of capital, and both scenarios independently yielded an estimated fair value for the National reporting unit slightly above carrying value. If National fails to experience growth or revises its long-term projections downward, it could be subject to impairment charges in the future. Goodwill relating to the National reporting unit represents 4% of the Company’s December 31, 2019 total assets.

For 2019, for all other reporting units, the Company used a qualitative analysis for goodwill impairment testing as of October 1. This qualitative assessment included consideration of current industry and market conditions and circumstances as well as any mitigating factors that would most affect the fair value of the Company and these reporting units. Based on the assessment and consideration of the totality of the facts and circumstances, including the business environment in the fourth quarter of 2019, the Company determined that it was not more likely than not that the fair value of the Company or these reporting units is less than their respective carrying amounts. As such, no goodwill impairments for these reporting units were recorded for the year ended December 31, 2019.

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

Other indefinite-lived intangible assets primarily consist of trademarks and trade names. The fair value of these assets is also tested annually for impairment as of October 1, or whenever events or changes in circumstances indicate there may be a possible permanent loss of value. The fair value of these assets is determined using a royalty relief methodology similar to that employed when the associated assets were acquired, but using updated estimates of future sales, cash flows and profitability. For 2019 and 2018 the fair value of all indefinite lived intangible assets exceeded the respective carrying values.

Finite-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recovered through future net cash flows generated by the assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net undiscounted cash flows estimated to be generated by such assets. Based upon our fiscal 2019 and 2018 quantitative and qualitative impairment analyses, except for the risk related to National’s indicated fair value, the Company was not aware of any events or changes in circumstances that indicate the carrying value of its finite-lived intangible assets may not be recoverable.

Note 11 – Business Segment Information

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

The Company sells to approximately 140 countries around the world. The following tables disaggregate total net sales by major product category and geographic location:

	Product Category
	2019	2018	2017
Pumps and pump systems	$341,304	$357,882	$322,201
Repair parts for pumps and pump systems and other	56,875	56,452	57,188

Total net sales	$398,179	$414,334	$379,389

	Geographic Location
	2019	2018	2017
United States	$275,290	$271,820	$241,746
Foreign countries	122,889	142,514	137,643

Total net sales	$398,179	$414,334	$379,389

As of December 31, 2019 and 2018, 87% of the Company’s long-lived assets were located in the United States.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Based on the evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO Criteria). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.

The independent registered public accounting firm of Ernst & Young LLP that has audited the consolidated financial statements included in this annual report on Form 10-K, has also issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2019. This report is included on the following page.

/s/ Jeffrey S. Gorman

Jeffrey S. Gorman

Chairman, President and Chief Executive Officer

/s/ James C. Kerr

James C. Kerr

Vice President and Chief Financial Officer

March 2, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Gorman-Rupp Company

Opinion on Internal Control Over Financial Reporting

We have audited The Gorman-Rupp Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Gorman-Rupp Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company and our report dated March 2, 2020 expressed an unqualified opinion thereon.

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

March 2, 2020

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

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Attention is directed to the sections captioned “Election of Directors,” “Board of Directors and Board Committees,” “Audit Committee Report,” “Beneficial Ownership of Shares” and “Deliquent Section 16(a) Reports” in the Company’s definitive Notice of 2020 Annual Meeting of Shareholders and related Proxy Statement (filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.

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

ITEM 11.    EXECUTIVE COMPENSATION

Attention is directed to the sections “Board of Directors and Board Committees,” “Executive Compensation,” “Compensation Discussion and Analysis,” “Pension Benefits,” “Summary Compensation Table,” “Grants of Plan Based Awards,” “Outstanding Equity Awards at December 31, 2019,” “Non-Employee Director Compensation,” “Risk Oversight,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” and “CEO Pay Ratio” in the Company’s definitive Notice of 2020 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Attention is directed to the section “Beneficial Ownership of Shares” and “Election of Directors” in the Company’s definitive Notice of 2020 Annual Meeting of Shareholders and related Proxy Statement (filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2019 about the Company’s Common Shares that may be issued upon exercise of options, warrants and rights granted, and shares remaining available for issuance, under all of the Company’s existing equity compensation plans, including the 2015 Omnibus Incentive Plan and the 2016 Non-Employee Directors’ Compensation Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	-	$-0-	885,090	(1)
Equity compensation plans not approved by shareholders	-	n/a	-

Total	-	$-0-	885,090

(1)

This amount reflects that an aggregate of 818,090 shares were reserved for issuance under the 2015 Omnibus Incentive Plan pursuant to performance share awards outstanding at December 31, 2019, which amount, for purposes of this table, assumes the maximum amount of shares will be earned under such awards, even though the actual payout under such awards may be less than maximum.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Attention is directed to the section “Board of Directors and Board Committees” and “Related Party Transactions” in the Company’s definitive Notice of 2020 Annual Meeting of Shareholders and related Proxy Statement (filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which is incorporated herein by this reference. The Company has no relationships or transactions required to be reported by Item 404 of Regulation S-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Attention is directed to the section “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive Notice of 2020 Annual Meeting of Shareholders and related Proxy Statement (filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which is incorporated herein by this reference.

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

ANNUAL REPORT ON FORM 10-K

THE GORMAN-RUPP COMPANY

For the Year Ended December 31, 2019

EXHIBIT INDEX

Exhibit Number	Description

(3)(4)(a)	Amended Articles of Incorporation, as amended*

(3)(4)(b)	Amended Regulations**

(4)(c)	Description of Securities Registered Under the Exchange Act

(10)(a)	Form of Indemnification Agreement between the Company and its Directors***

(10)(b)	Form of Indemnification Agreement between the Company and its Officers***

(10)(c)	2015 Omnibus Incentive Plan****#

(10)(d)	Form of Performance Share Grant Agreement*****#

(10)(e)	2016 Non-Employee Directors’ Compensation Plan******#

(14)	Code of Ethics

(21)	Subsidiaries of the Company

(23)	Consent of Independent Registered Public Accounting Firm

(24)	Powers of Attorney

(31) (a)	Certification of Chief Executive Officer (Section 302 of the Sarbanes-Oxley Act of 2002)

(31) (b)	Certification of Chief Financial Officer (Section 302 of the Sarbanes-Oxley Act of 2002)

(32)	Certification Pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated herein by this reference from Exhibit (3)(4)(a) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
**	Incorporated herein by this reference from Exhibit (3)(ii)(4) of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.
***	Incorporated herein by this reference from Exhibits (10)(a)(b) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
****	Incorporated herein by this reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 28, 2015.
*****	Incorporated herein by this reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 4, 2015.
******	Incorporated herein by this reference from Exhibit (4)(c) of the Company’s Registration Statement on Form S-8 filed on May 24, 2016.
#	Management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GORMAN-RUPP COMPANY

*By:	/s/ BRIGETTE A. BURNELL
Brigette A. Burnell
Attorney-In-Fact

Date: March 2, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

*JEFFREY S. GORMAN Jeffrey S. Gorman	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)

*JAMES C. KERR James C. Kerr	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

*M. ANN HARLAN M. Ann Harlan	Director

*THOMAS E. HOAGLIN Thomas E. Hoaglin	Director

*CHRISTOPHER H. LAKE Christopher H. Lake	Director

*SONJA K. MCCLELLAND Sonja K. McClelland	Director

*KENNETH R. REYNOLDS Kenneth R. Reynolds	Director

*RICK R. TAYLOR Rick R. Taylor	Director

*

The undersigned, by signing her name hereto, does sign and execute this Annual Report on Form 10-K on behalf of The Gorman-Rupp Company and on behalf of each of the above-named Officers and Directors of The Gorman-Rupp Company pursuant to Powers of Attorney executed by The Gorman-Rupp Company and by each such Officer and Director and filed with the Securities and Exchange Commission.

March 2, 2020

By:	/s/ BRIGETTE A. BURNELL
Brigette A. Burnell
Attorney-In-Fact