Form 10-Q
period 2020-03-31
GORMAN RUPP CO
filed 2020-04-27
CIK 42682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

On April 24, 2020 there were 26,091,492 common shares, without par value, of The Gorman-Rupp Company outstanding.

The Gorman-Rupp Company

Three Months Ended March 31, 2020 and 2019

PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 30,
(Dollars in thousands, except per share amounts)	2020	2019

Net sales	$91,671	$96,859
Cost of products sold	68,223	73,546

Gross profit	23,448	23,313
Selling, general and administrative expenses	14,871	14,363

Operating income	8,577	8,950
Other income (expense), net	(1,687)	292

Income before income taxes	6,890	9,242
Income taxes	1,404	2,020

Net income	$5,486	$7,222

Earnings per share	$0.21	$0.28
Cash dividends per share	$0.145	$0.135
Average number of shares outstanding	26,074,620	26,118,891

See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Net income	$5,486	$7,222
Other comprehensive (loss) income, net of tax:
Cumulative translation adjustments	(2,361)	(152)
Pension and postretirement medical liability adjustments	1,579	316

Other comprehensive (loss) income	(782)	164

Comprehensive income	$4,704	$7,386

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$82,436	$80,555
Accounts receivable, net	62,896	65,433
Inventories, net	77,782	75,997
Prepaid and other	6,384	5,680

Total current assets	229,498	227,665
Property, plant and equipment, net	109,825	111,779
Other assets	8,684	8,320
Goodwill and other intangible assets, net	34,340	34,996

Total assets	$382,347	$382,760

Liabilities and equity
Current liabilities:
Accounts payable	$15,024	$16,030
Payroll and employee related liabilities	11,300	12,172
Commissions payable	6,381	7,034
Deferred revenue and customer deposits	5,586	4,911
Accrued expenses	6,573	5,348

Total current liabilities	44,864	45,495

Pension benefits	1,274	1,040
Postretirement benefits	24,442	24,453
Other long-term liabilities	3,419	3,894

Total liabilities	73,999	74,882
Equity:
Common shares, without par value:
Authorized – 35,000,000 shares;
Outstanding – 26,091,492 shares at March 31, 2020 and 26,067,502 shares at December 31, 2019 (after deducting treasury shares of 957,304 and 981,294, respectively), at stated capital amounts	5,096	5,091
Additional paid-in capital	600	1,147
Retained earnings	331,971	330,177
Accumulated other comprehensive loss	(29,319)	(28,537)

Total equity	308,348	307,878

Total liabilities and equity	$382,347	$382,760

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Cash flows from operating activities:
Net income	$5,486	$7,222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,182	3,566
Pension expense	2,225	659
Stock based compensation	(93)	55
Changes in operating assets and liabilities:
Accounts receivable, net	1,951	1,940
Inventories, net	(2,906)	1,893
Accounts payable	(786)	(342)
Commissions payable	(605)	(1,866)
Deferred revenue and customer deposits	675	768
Income taxes	1,781	714
Accrued expenses and other	(907)	(2,122)
Benefit obligations	(1,571)	(2,828)

Net cash provided by operating activities	8,432	9,659
Cash used for investing activities, capital additions	(1,667)	(2,124)
Cash used for financing activities:
Cash dividends	(3,780)	(3,526)
Treasury share repurchases	(361)	—
Other	(284)	(417)

Net cash used for financing activities	(4,425)	(3,943)
Effect of exchange rate changes on cash	(459)	127

Net increase in cash and cash equivalents	1,881	3,719
Cash and cash equivalents:
Beginning of period	80,555	46,458

End of period	$82,436	$50,177

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Three Months Ended March 31, 2020
(Dollars in thousands, except share and per share amounts)	Common Shares		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Dollars	Capital	Earnings	(Loss) Income	Total
Balances December 31, 2019	26,067,502	$5,091	$1,147	$330,177	$(28,537)	$307,878
Net income				5,486		5,486
Other comprehensive income					(782)	(782)
Stock based compensation	23,990	5	(547)	88		(454)
Cash dividends—$0.145 per share				(3,780)		(3,780)

Balances March 31, 2020	26,091,492	$5,096	$600	$331,971	$(29,319)	$308,348

	Three Months Ended March 31, 2019
(Dollars in thousands, except share and per share amounts)	Common Shares		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Dollars	Capital	Earnings	(Loss) Income	Total
Balances December 31, 2018	26,117,045	$5,102	$2,539	$308,914	$(23,423)	$293,132
Net income				7,222		7,222
Other comprehensive income					164	164
Stock based compensation	6,647	1	(81)	35		(45)
Cash dividends—$0.135 per share				(3,526)		(3,526)

Balances March 31, 2019	26,123,692	$5,103	$2,458	$312,645	$(23,259)	$296,947

See notes to consolidated financial statements (unaudited).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in tables in thousands of dollars, except for per share amounts)

NOTE 1 - BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Consolidated Financial Statements include the accounts of The Gorman-Rupp Company (the “Company” or “Gorman-Rupp”) and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management of the Company, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of results that may be expected for the year ending December 31, 2020. For further information, refer to the Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, from which related information herein has been derived.

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

In August 2018, the FASB issued ASU 2018-14, “Compensation-Retirement Benefits-Defined Benefit Plans-General (Topic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans”, which improves disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This standard is effective for fiscal years ending after December 15, 2020, for public business entities. Early adoption is permitted for all entities. An entity should apply the amendments in this Update on a retrospective basis to all periods presented. The Company currently does not expect the adoption of ASU 2019-12 will have a material impact on the Company’s Consolidated Financial Statements.

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which replaced the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 requires use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. Adoption of the standard requires using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align existing credit loss methodology with the new standard. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. ASU 2019-11 requires entities that did not adopt the amendments in ASU 2016-13 as of November 2019 to adopt ASU 2019-11. This ASU contains the same effective dates and transition requirements as ASU 2016-13. The Company adopted Topic 326 effective January 1, 2020. The impact of adoption of these standards was not material on the Company’s Consolidated Financial Statements.

NOTE 3 - REVENUE

Disaggregation of Revenue

The following tables disaggregate total net sales by major product category and geographic location:

	Product Category
	March 31, 2020	March 31, 2019
Pumps and pump systems	$78,299	$82,522
Repair parts for pumps and pump systems and other	13,372	14,337

Total net sales	$91,671	$96,859

	Geographic Location
	March 31, 2020	March 31, 2019
United States	$65,368	$67,702
Foreign countries	26,303	29,157

Total net sales	$91,671	$96,859

International sales represented approximately 29% and 30% of total net sales for the first quarter of 2020 and 2019, respectively, and were made to customers in many different countries around the world.

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

All of the Company’s performance obligations, and associated revenue, are generally transferred to customers at a point in time, with the exception of certain highly customized pump products, which are transferred to the customer over time. The Company’s method for recognizing revenue over time is the percentage of completion method, whereby progress towards completion is measured by applying an input measure based on costs incurred to date relative to total estimated costs at completion.

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

On March 31, 2020, the Company had $113.8 million of remaining performance obligations, also referred to as backlog. The Company expects to recognize as revenue substantially all of its remaining performance obligations within one year.

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

The Company’s contract assets and liabilities as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020	December 31, 2019
Contract assets	$—	$393
Contract liabilities	$5,586	$4,911

Revenue recognized for the three months ended March 31, 2020 and 2019 that was included in the contract liabilities balance at the beginning of the period was $2.8 million and $2.4 million, respectively.

NOTE 4 - INVENTORIES

LIFO inventories are stated at the lower of cost or market and all other inventories are stated at the lower of cost or net realizable value. Replacement cost approximates current cost and the excess over LIFO cost is approximately $63.2 million and $62.5 million at March 31, 2020 and December 31, 2019, respectively. Allowances for excess and obsolete inventory totaled $5.8 million and $5.9 million at March 31, 2020 and December 31, 2019, respectively. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management’s estimate of expected year-end inventory levels and costs, and are subject to the final year-end LIFO inventory valuation.

Inventories are comprised of the following:

Inventories, net:	March 31, 2020	December 31, 2019
Raw materials and in-process	$18,713	$16,474
Finished parts	47,255	47,317
Finished products	11,814	12,206

Total net inventories	$77,782	$75,997

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of the following:

	March 31, 2020	December 31, 2019
Land	$4,968	$4,998
Buildings	109,758	110,162
Machinery and equipment	183,622	182,922

	298,348	298,082
Less accumulated depreciation	(188,523)	(186,303)

Property, plant and equipment, net	$109,825	$111,779

NOTE 6 - PRODUCT WARRANTIES

A liability is established for estimated future warranty and service claims based on historical claims experience and specific product failures. The Company expenses warranty costs directly to Cost of products sold. Changes in the Company’s product warranties liability are:

	March 31,
	2020	2019
Balance at beginning of year	$1,438	$1,380
Provision	294	479
Claims	(302)	(355)

Balance at end of period	$1,430	$1,504

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

The following tables present the components of net periodic benefit costs:

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2020	2019	2020	2019
Service cost	$684	$567	$343	$271
Interest cost	535	646	194	235
Expected return on plan assets	(985)	(945)	—	—
Amortization of prior service cost	—	—	(282)	(282)
Recognized actuarial loss	513	391	77	7
Settlement loss	1,478	—	—	—

Net periodic benefit cost (gain) (a)	$2,225	$659	$332	$231

(a)	The components of net periodic benefit cost other than the service cost component are included in Other income (expense), net in the Consolidated Statements of Income.

During the three months ended March 31, 2020, the Company recorded a settlement loss relating to retirees that received lump-sum distributions from the Company’s defined benefit pension plan totaling $1.5 million. This charge was the result of lump-sum payments to retirees which exceeded the Plan’s actuarial service and interest cost thresholds.

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The reclassifications out of Accumulated other comprehensive income (loss) as reported in the Consolidated Statements of Income are:

	Three Months Ended March 31,
	2020	2019
Pension and other postretirement benefits:
Recognized actuarial loss (a)	$590	$398
Settlement loss (a)	1,478	—

Total before income tax	$2,068	$398
Income tax	(489)	(82)

Net of income tax	$1,579	$316

(a)	The recognized actuarial loss and the settlement loss are included in Other income (expense), net in the Consolidated Statements of Income.

The components of Accumulated other comprehensive income (loss) as reported in the Consolidated Balance Sheets are:

	Currency Translation Adjustments	Pension and Other Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019	$(8,155)	$(20,382)	$(28,537)
Reclassification adjustments	—	2,068	2,068
Current period charge	(2,361)	—	(2,361)
Income tax benefit (charge)	—	(489)	(489)

Balance at March 31, 2020	$(10,516)	$(18,803)	$(29,319)

	Currency Translation Adjustments	Pension and Other Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2018	$(8,243)	$(15,180)	$(23,423)
Reclassification adjustments	—	398	398
Current period charge	(185)	—	(185)
Income tax benefit (charge)	33	(82)	(49)

Balance at March 31, 2019	$(8,395)	$(14,864)	$(23,259)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except for per share amounts)

The following discussion and analysis of the Company’s financial condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements, and notes thereto, and the other financial data included elsewhere in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with the Company’s audited Consolidated Financial Statements and accompanying notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its Annual Report on Form 10-K for the year ended December 31, 2019. While the recent outbreak of the coronavirus (COVID-19) did not have a material adverse effect on the Company’s reported results for the first quarter, the Company is actively monitoring the impact of the coronavirus outbreak, which could negatively impact the Company’s business and results of operations for the second quarter and beyond. The extent to which the Company’s operations will be impacted by the outbreak will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact, among other things.

Executive Overview

The following discussion of Results of Operations includes certain non-GAAP financial data and measures such as adjusted earnings before interest, taxes, depreciation and amortization and adjusted earnings per share amounts which exclude non-cash pension settlement charges in 2020. Management utilizes these adjusted financial data and measures to assess comparative operations against those of prior periods without the distortion of non-comparable factors. The Gorman-Rupp Company believes that these non-GAAP financial data and measures also will be useful to investors in assessing the strength of the Company’s underlying operations from period to period. Provided below is a reconciliation of adjusted earnings per share amounts and adjusted earnings before interest, taxes, depreciation and amortization.

	Three Months Ended March 31,
	2020	2019
Adjusted earnings per share:
Reported earnings per share – GAAP basis	$0.21	$0.28
Plus pension settlement charges per share	0.04	—

Non-GAAP adjusted earnings per share	$0.25	$0.28

Adjusted earnings before interest, taxes, depreciation and amortization:
Reported net income–GAAP basis	$5,486	$7,222
Plus income taxes	1,404	2,020
Plus depreciation and amortization	3,182	3,566

Non-GAAP earnings before interest, taxes, depreciation and amortization	10,072	12,808
Plus pension settlement charges	1,478	—

Non-GAAP adjusted earnings before interest, taxes, depreciation and amortization	$11,550	$12,808

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

The Company places a strong emphasis on cash flow generation and maintaining excellent liquidity and financial flexibility. This focus has afforded us the ability to reinvest our cash resources and preserve a strong balance sheet to position us to weather the COVID-19 pandemic and, for future acquisition and product development opportunities. The Company had no bank debt as of March 31, 2020. The Company’s cash position increased $1.9 million during the first three months of 2020 to $82.4 million at March 31, 2020 and the Company generated $11.6 million in adjusted earnings before interest, taxes, depreciation and amortization during the same period.

Capital expenditures for the first three months of 2019 were $1.7 million and consisted primarily of machinery and equipment. Capital expenditures for the full-year 2020 are presently planned to be in the range of $10-$15 million primarily for building improvements and machinery and equipment purchases, and are expected to be financed through internally-generated funds.

Net sales for the first quarter of 2020 were $91.7 million compared to net sales of $96.9 million for the first quarter of 2019, a decrease of 5.4% or $5.2 million. Domestic sales decreased 3.4% or $2.3 million and international sales decreased 9.8% or $2.9 million compared to the same period in 2019.

Gross profit was $23.4 million for the first quarter of 2020, resulting in gross margin of 25.6%, compared to gross profit of $23.3 million and gross margin of 24.1% for the same period in 2019. Gross margin improved 150 basis points due principally to lower material costs of 270 basis points as a result of the stabilization of material costs and selling price increases implemented in 2019 being fully realized. Partially offsetting these improvements was loss of leverage on fixed labor and overhead from lower sales volume compared to the first quarter of 2019.

Selling, general and administrative (“SG&A”) expenses were $14.9 million and 16.2% of net sales for the first quarter of 2020 compared to $14.4 million and 14.8% of net sales for the same period in 2019. SG&A expenses as a percentage of sales increased 140 basis points primarily as a result of trade show expenses and loss of leverage from lower sales volume.

Operating income was $8.6 million for the first quarter of 2020, resulting in an operating margin of 9.4%, compared to operating income of $9.0 million and operating margin of 9.2% for the same period in 2019. Operating margin improved 20 basis points primarily as a result of lower material costs partially offset by loss of leverage from lower sales volume.

Other income (expense), net was $1.7 million of expense for the first quarter of 2020 compared to income of $0.3 million for the same period in 2019. The increase to expense of $2.0 million was due primarily to a non-cash pension settlement loss of $1.5 million and $0.5 million of foreign exchange losses, which both occurred in the first quarter of 2020.

Net income was $5.5 million for the first quarter of 2020 compared to $7.2 million in the first quarter of 2019, and earnings per share were $0.21 and $0.28 for the respective periods. Earnings per share for the first quarter of 2020 included a non-cash pension settlement charge of $0.04 per share.

The Company’s backlog of orders was $113.8 million at March 31, 2020 compared to $120.8 million at March 31, 2019 and $105.0 million at December 31, 2019. Incoming orders decreased 3.3% compared to the same period in 2019 while increasing 3.5% compared to the fourth quarter of 2019. Incoming orders during the first quarter included an increase in the fire protection market but were down to the prior year across most other markets.

On April 23, 2020, the Board of Directors authorized the payment of a quarterly dividend of $0.145 per share on the common stock of the Company, payable June 10, 2020, to shareholders of record as of May 15, 2020. This will mark the 281st consecutive quarterly dividend paid by The Gorman-Rupp Company. The dividend yield on March 31, 2020 was 1.9%.

The Company currently expects to continue its exceptional history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.

Outlook

While we are actively managing our response to the recent COVID-19 pandemic, its impact on our full-year 2020 results and beyond is uncertain. We serve as an essential business providing products that are critical to our customers. All of our manufacturing facilities continue to operate while closely following all national and local guidelines to provide for the health and safety of those working in these facilities. We expect our sales to remain challenging over the near-term as a result of uncertainty related to COVID-19 and continued oil and gas market softness. Incoming orders during the first quarter included an increase in the fire protection market but were down to the prior year across most other markets.

Our underlying fundamentals remain strong and we believe that we remain well positioned to weather the COVID-19 pandemic and continue to drive long-term growth. Our strong balance sheet provides us with the flexibility to continue to evaluate acquisition opportunities and new product development that we expect will help add value to our operations over the longer term. An infrastructure bill including support for investment in water, wastewater and flood control would be beneficial.

Three Months Ended March 31, 2020 vs. Three Months Ended March 31, 2019

Net Sales

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Net Sales	$91,671	$96,859	$(5,188)	(5.4)%

Net sales for the first quarter of 2020 were $91.7 million compared to net sales of $96.9 million for the first quarter of 2019, a decrease of 5.4% or $5.2 million. Domestic sales decreased 3.4% or $2.3 million and international sales decreased 9.8% or $2.9 million compared to the same period in 2019.

Sales in our water markets decreased 5.6% or $3.8 million in the first quarter of 2020 compared to the first quarter of 2019. Sales in the fire protection market increased $2.2 million driven primarily by increased domestic shipments and sales in the agriculture market increased $0.8 million. These increases were offset by decreased sales in the construction market of $6.1 million driven primarily by softness in oil and gas drilling activity. Also, sales of repair parts decreased $0.5 million, and sales in the municipal market decreased $0.2 million.

Sales in our non-water markets decreased 4.9% or $1.4 million in the first quarter of 2020 compared to the first quarter of 2019. Sales in the industrial market increased $0.1 million. This increase was offset by decreased sales in the petroleum market of $1.1 million driven primarily by reduced demand from midstream oil and gas customers and decreased sales in the OEM market of $0.4 million.

International sales were $26.3 million in the first quarter of 2020 compared to $29.2 million in the same period last year and represented 29% and 30% of total sales, respectively. The decrease in international sales was across most of the markets the Company serves.

Cost of Products Sold and Gross Profit

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Cost of products sold	$68,223	$73,546	$(5,323)	(7.2)%
% of Net sales	74.4%	75.9%
Gross Margin	25.6%	24.1%

Gross profit was $23.4 million for the first quarter of 2020, resulting in gross margin of 25.6%, compared to gross profit of $23.3 million and gross margin of 24.1% for the same period in 2019. Gross margin improved 150 basis points due principally to lower material costs of 270 basis points as a result of the stabilization of material costs and selling price increases implemented in 2019 being fully realized. Partially offsetting these improvements was loss of leverage on fixed labor and overhead from lower sales volume compared to the first quarter of 2019.

Selling, General and Administrative (SG&A) Expenses

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Selling, general and administrative expenses	$14,871	$14,363	$508	3.5%
% of Net sales	16.2%	14.8%

SG&A expenses were $14.9 million and 16.2% of net sales for the first quarter of 2020 compared to $14.4 million and 14.8% of net sales for the same period in 2019. SG&A expenses as a percentage of sales increased 140 basis points primarily as a result of trade show expenses and loss of leverage from lower sales volume.

Operating Income

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Operating income	$8,577	$8,950	$(373)	(4.2)%
% of Net sales	9.4%	9.2%

Operating income was $8.6 million for the first quarter of 2020, resulting in an operating margin of 9.4%, compared to operating income of $9.0 million and operating margin of 9.2% for the same period in 2019. Operating margin improved 20 basis points primarily as a result of lower material costs partially offset by loss of leverage from lower sales volume.

Net Income

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Income before income taxes	$6,890	$9,242	$(2,352)	(25.4)%
% of Net sales	7.5%	9.5%

Income taxes	$1,404	$2,020	$(616)	(30.5)%
Effective tax rate	20.4%	21.9%

Net income	$5,486	$7,222	$(1,736)	(24.0)%
% of Net sales	6.0%	7.5%

Earnings per share	$0.21	$0.28	$(0.07)	(25.0)%

The Company’s effective tax rate was 20.4% for the first quarter of 2020 compared to 21.9% for the first quarter of 2019 primarily due to favorable impact of discrete items.

The decrease in net income in the first quarter of 2020 compared to the same period in 2019 of $1.7 million included a non-cash pension settlement charge of $1.1 million, net of income taxes and foreign exchange losses of $0.4 million, net of income taxes.

Liquidity and Capital Resources

Cash and cash equivalents totaled $82.4 million and there was no outstanding bank debt at March 31, 2020. The Company had $23.7 million available in bank lines of credit after deducting $7.3 million in outstanding letters of credit primarily related to customer orders. The Company was in compliance with its debt covenants, including limits on additional borrowings and maintenance of certain operating and financial ratios, at March 31, 2020 and December 31, 2019.

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

The following table reconciles adjusted earnings before interest, income taxes and depreciation and amortization as reconciled above to free cash flow:

	Three Months Ended March 31,
	2020	2019
Non-GAAP adjusted earnings before interest, taxes, depreciation and amortization	$11,550	$12,808
Less capital expenditures	(1,667)	(2,124)
Less cash dividends	(3,780)	(3,526)

Non-GAAP free cash flow	$6,103	$7,158

Financial Cash Flow

	Three Months Ended March 31,
	2020	2019
Beginning of period cash and cash equivalents	$80,555	$46,458
Net cash provided by operating activities	8,432	9,659
Net cash used for investing activities	(1,667)	(2,124)
Net cash used for financing activities	(4,425)	(3,943)
Effect of exchange rate changes on cash	(459)	127

Net increase in cash and cash equivalents	1,881	3,719

End of period cash and cash equivalents	$82,436	$50,177

The decrease in cash provided by operating activities in the first three months of 2020 compared to the same period last year was primarily due to increased inventories in the current period, partially offset by changes in benefit obligations and commissions payable.

During the first three months of 2020 and 2019, investing activities consisted of capital expenditures primarily for machinery and equipment of $1.7 million and $2.1 million, respectively.

Net cash used for financing activities for the first three months of 2020 and 2019 primarily consisted of dividend payments of $3.8 million and $3.5 million, respectively.

As we cannot predict the duration or scope of the COVID-19 pandemic and its impact on our customers and suppliers, the negative financial impact to our results cannot be reasonably estimated, but could be material. We are actively managing the business to maintain cash flow and we have significant liquidity. We believe that these factors will allow us to meet our anticipated funding requirements.

The Company currently expects to continue its exceptional history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.

Critical Accounting Policies

Our critical accounting policies are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our Consolidated Financial Statements for the year ended December 31, 2019 contained in our Annual Report on Form 10-K for the year ended December 31, 2019. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the notes to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

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

Such factors include, but are not limited to: (1) continuation of the current and projected future business environment, including the duration and scope of the COVID-19 pandemic, the impact of the pandemic and actions taken in response to the pandemic; (2) highly competitive markets; (3) availability and costs of raw materials; (4) loss of key personnel; (5) cyber security threats; (6) intellectual property security; (7) acquisition performance and integration; (8) compliance with, and costs related to, a variety of import and export laws and regulations; (9) environmental compliance costs and liabilities; (10) exposure to fluctuations in foreign currency exchange rates; (11) conditions in foreign countries in which The Gorman-Rupp Company conducts business; (12) changes in our tax rates and exposure to additional income tax liabilities; (13) impairment in the value of intangible assets, including goodwill; (14) defined benefit pension plan settlement expense; (15) family ownership of common equity; and (16) risks described from time to time in our reports filed with the Securities and Exchange Commission. Except to the extent required by law, we do not undertake and specifically decline any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk associated principally with fluctuations in foreign currency exchange rates. The Company’s foreign currency exchange rate risk is limited primarily to the Euro, Canadian Dollar, South African Rand and British Pound. The Company manages its foreign exchange risk principally through invoicing customers in the same currency as is used in the market of the source of products. The foreign currency transaction gains (losses) for the periods ending March 31, 2020 and 2019 were $(0.5) million and $45,000, respectively, and are reported within Other (expense) income, net on the Consolidated Statements of Income.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no material changes from the legal proceedings previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

ITEM 1A.	RISK FACTORS

The COVID-19 pandemic has disrupted our operations and could have a material adverse effect on our business.

Our business could be materially and adversely affected by the outbreak of a widespread health epidemic. The present coronavirus (or COVID-19) pandemic has disrupted our operations and will affect our business, including as government authorities impose mandatory closures, work-from-home orders and social distancing protocols, and seek voluntary facility closures or impose other restrictions that could materially adversely affect our ability to adequately staff and maintain our operations. Specifically, we have experienced one temporary facility closure in South Africa, and may experience in the future additional temporary facility closures in response to government mandates in certain jurisdictions in which we operate and in response to positive diagnoses for COVID-19 in certain facilities for the safety of our associates. The COVID-19 outbreak could also disrupt our supply chain and materially adversely impact our ability to secure supplies for our facilities and to provide personal protective equipment for our employees, which could materially adversely affect our operations. There may also be long-term effects on our customers in and the economies of affected countries. Even if a virus or other illness does not spread significantly, the perceived risk of infection or health risk may materially adversely affect our business. Any of the foregoing within the countries in which we or our customers and suppliers operate would severely disrupt our operations and could have a material adverse effect on our business, results of operations, cash flows and financial condition. In addition, future changes in the Company’s cost of capital, expected cash flows, or other factors as a result of the above may cause the Company’s goodwill to be impaired, resulting in a non-cash charge against results of operations to write down goodwill for the amount of the impairment. As we cannot predict the duration or scope of the COVID-19 pandemic, the negative financial impact to our results cannot be reasonably estimated, but could be material.

In addition to the other information set forth in this report, you should carefully consider the other risk factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

Exhibit 101

Financial statements from the Quarterly Report on Form 10-Q of The Gorman-Rupp Company for the quarter ended March 31, 2020, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity, and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Gorman-Rupp Company
(Registrant)

Date: April 27, 2020

	By:	/s/ James C. Kerr
James C. Kerr
Vice President and Chief Financial Officer
(Principal Financial Officer)