Form 10-Q
period 2020-06-30
GORMAN RUPP CO
filed 2020-07-27
CIK 42682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

On July 27, 2020 there were 26,101,992 common shares, without par value, of The Gorman-Rupp Company outstanding.

The Gorman-Rupp Company

Three and Six Months Ended June 30, 2020 and 2019

PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2020	2019	2020	2019
Net sales	$85,814	$108,330	$177,485	$205,189
Cost of products sold	63,965	80,138	132,188	153,684
Gross profit	21,849	28,192	45,297	51,505
Selling, general and administrative expenses	12,852	14,988	27,723	29,351
Operating income	8,997	13,204	17,574	22,154
Other income (expense), net	(1,930)	231	(3,617)	523
Income before income taxes	7,067	13,435	13,957	22,677
Income taxes	1,433	2,955	2,837	4,975
Net income	$5,634	$10,480	$11,120	$17,702
Earnings per share	$0.22	$0.4	$0.43	$0.68
Cash dividends per share	$0.145	$0.135	$0.29	$0.27
Average number of shares outstanding	26,091,492	26,124,216	26,083,056	26,121,568

See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Net income	$5,634	$10,480	$11,120	$17,702
Other comprehensive income, net of tax:
Cumulative translation adjustments	1,114	583	(1,247)	431
Pension and postretirement medical liability adjustments	2,012	378	3,591	694
Other comprehensive income	3,126	961	2,344	1,125
Comprehensive income	$8,760	$11,441	$13,464	$18,827

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
(Dollars in thousands)	2020	2019
Assets
Current assets:
Cash and cash equivalents	$85,785	$80,555
Accounts receivable, net	60,391	65,433
Inventories, net	82,694	75,997
Prepaid and other	5,314	5,680
Total current assets	234,184	227,665
Property, plant and equipment, net	109,157	111,779
Other assets	8,977	8,320
Prepaid pension assets	471	-
Goodwill and other intangible assets, net	34,133	34,996
Total assets	$386,922	$382,760
Liabilities and equity
Current liabilities:
Accounts payable	$16,708	$16,030
Payroll and employee related liabilities	12,910	12,172
Commissions payable	6,560	7,034
Deferred revenue and customer deposits	3,807	4,911
Accrued expenses	5,781	5,348
Total current liabilities	45,766	45,495
Pension benefits	-	1,040
Postretirement benefits	24,494	24,453
Other long-term liabilities	3,338	3,894
Total liabilities	73,598	74,882
Equity:
Common shares, without par value:
Authorized – 35,000,000 shares;
Outstanding – 26,091,492 shares at June 30, 2020 and 26,067,502 shares at December 31, 2019 (after deducting treasury shares of 957,304 and 981,294, respectively), at stated capital amounts	5,096	5,091
Additional paid-in capital	598	1,147
Retained earnings	333,823	330,177
Accumulated other comprehensive loss	(26,193)	(28,537)
Total equity	313,324	307,878
Total liabilities and equity	$386,922	$382,760

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
(Dollars in thousands)	2020	2019
Cash flows from operating activities:
Net income	$11,120	$17,702
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,325	7,095
Pension expense	5,006	1,411
Stock based compensation	(95)	474
Contributions to pension plan	(2,000)	-
Changes in operating assets and liabilities:
Accounts receivable, net	4,652	(7,707)
Inventories, net	(7,257)	8,765
Accounts payable	721	(2,396)
Commissions payable	(468)	(836)
Deferred revenue and customer deposits	(1,104)	2,028
Income taxes	994	1,577
Accrued expenses and other	(799)	(900)
Benefit obligations	(21)	(725)
Net cash provided by operating activities	17,074	26,488
Capital additions	(3,457)	(3,464)
Proceeds (purchases) of short-term investments, net	-	(2)
Net cash used for investing activities	(3,457)	(3,466)
Cash used for financing activities:
Cash dividends	(7,562)	(7,053)
Treasury share repurchases	(361)	-
Other	(285)	(452)
Net cash used for financing activities	(8,208)	(7,505)
Effect of exchange rate changes on cash	(179)	190
Net increase in cash and cash equivalents	5,230	15,707
Cash and cash equivalents:
Beginning of period	80,555	46,458
End of period	$85,785	$62,165

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Six Months Ended June 30, 2020
			Additional		Accumulated Other
	Common Shares		Paid-In	Retained	Comprehensive
(Dollars in thousands, except share and per share amounts)	Shares	Dollars	Capital	Earnings	(Loss) Income	Total
Balances December 31, 2019	26,067,502	$5,091	$1,147	$330,177	$(28,537)	$307,878
Net income				5,486		5,486
Other comprehensive loss					(782)	(782)
Stock based compensation	23,990	5	(547)	88		(454)
Cash dividends - $0.145 per share				(3,780)		(3,780)
Balances March 31, 2020	26,091,492	$5,096	$600	$331,971	$(29,319)	$308,348
Net income				5,634		5,634
Other comprehensive income					3,126	3,126
Stock based compensation			(2)			(2)
Cash dividends - $0.145 per share				(3,782)		(3,782)
Balances June 30, 2020	26,091,492	$5,096	$598	$333,823	$(26,193)	$313,324

	Six Months Ended June 30, 2019
			Additional		Accumulated Other
	Common Shares		Paid-In	Retained	Comprehensive
(Dollars in thousands, except share and per share amounts)	Shares	Dollars	Capital	Earnings	(Loss) Income	Total
Balances December 31, 2018	26,117,045	$5,102	$2,539	$308,914	$(23,423)	$293,132
Net income				7,222		7,222
Other comprehensive income					164	164
Stock based compensation	6,647	1	(81)	35		(45)
Cash dividends - $0.135 per share				(3,526)		(3,526)
Balances March 31, 2019	26,123,692	$5,103	$2,458	$312,645	$(23,259)	$296,947
Net income				10,480		10,480
Other comprehensive income					961	961
Stock based compensation	701	1	485	2		488
Cash dividends - $0.135 per share				(3,527)		(3,527)
Balances June 30, 2019	26,124,393	$5,104	$2,943	$319,600	$(22,298)	$305,349

See notes to consolidated financial statements (unaudited).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in tables in thousands of dollars, except for per share amounts)

NOTE 1 - BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Consolidated Financial Statements include the accounts of The Gorman-Rupp Company (the “Company” or “Gorman-Rupp”) and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management of the Company, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2020 are not necessarily indicative of results that may be expected for the year ending December 31, 2020. For further information, refer to the Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, from which related information herein has been derived.

COVID-19 Impact

In March 2020, the World Health Organization categorized the current coronavirus disease (“COVID-19”) as a pandemic. While the Company expects the near-term effects of the pandemic to negatively impact its financial results, the current level of uncertainty over the economic and operational impacts of COVID-19 means the ultimate related financial impact cannot be reasonably estimated at this time. The Company’s Consolidated Financial Statements presented herein reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and reported amounts of revenue and expenses during the reporting periods presented. Such estimates and assumptions affect, among other things, the Company’s goodwill, long-lived asset and indefinite-lived intangible asset valuation; inventory valuation; assessment of the annual effective tax rate; the allowance for doubtful accounts; and pension plan assumptions. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of July 27, 2020, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained.

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

NOTE 3 – REVENUE

Disaggregation of Revenue

The following tables disaggregate total net sales by major product category and geographic location:

	Product Category
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Pumps and pump systems	$75,356	$92,167	$153,654	$174,688
Repair parts for pumps and pump systems and other	10,458	16,163	23,831	30,501
Total net sales	$85,814	$108,330	$177,485	$205,189

	Geographic Location
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
United States	$59,653	$74,784	$125,020	$142,485
Foreign countries	26,161	33,546	52,465	62,704
Total net sales	$85,814	$108,330	$177,485	$205,189

International sales represented approximately 31% of total net sales for both the second quarter of 2020 and 2019, and were made to customers in many different countries around the world.

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

All of the Company's performance obligations, and associated revenue, are generally transferred to customers at a point in time, with the exception of certain highly customized pump products, which are transferred to the customer over time. The Company’s method for recognizing revenue over time is the percentage of completion method, whereby progress towards completion is measured by applying an input measure based on costs incurred to date relative to total estimated costs at completion.

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

On June 30, 2020, the Company had $110.3 million of remaining performance obligations, also referred to as backlog. The Company expects to recognize as revenue substantially all of its remaining performance obligations within one year.

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

The Company’s contract assets and liabilities as of June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020	December 31, 2019
Contract assets	$-	$393
Contract liabilities	$3,807	$4,911

Revenue recognized for the six months ended June 30, 2020 and 2019 that was included in the contract liabilities balance at the beginning of the period was $3.8 million and $4.9 million, respectively.

NOTE 4 - INVENTORIES

LIFO inventories are stated at the lower of cost or market and all other inventories are stated at the lower of cost or net realizable value. Replacement cost approximates current cost and the excess over LIFO cost is approximately $63.7 million and $62.5 million at June 30, 2020 and December 31, 2019, respectively. Allowances for excess and obsolete inventory totaled $5.9 million at both June 30, 2020 and at December 31, 2019. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management’s estimate of expected year-end inventory levels and costs, and are subject to the final year-end LIFO inventory valuation.

Inventories are comprised of the following:

Inventories, net:	June 30, 2020	December 31, 2019
Raw materials and in-process	$19,843	$16,474
Finished parts	50,587	47,317
Finished products	12,264	12,206
Total net inventories	$82,694	$75,997

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of the following:

	June 30, 2020	December 31, 2019
Land	$5,612	$4,998
Buildings	110,679	110,162
Machinery and equipment	184,285	182,922
	300,576	298,082
Less accumulated depreciation	(191,419)	(186,303)
Property, plant and equipment, net	$109,157	$111,779

NOTE 6 - PRODUCT WARRANTIES

A liability is established for estimated future warranty and service claims based on historical claims experience and specific product failures. The Company expenses warranty costs directly to Cost of products sold. Changes in the Company’s product warranties liability are:

	June 30,
	2020	2019
Balance at beginning of year	$1,438	$1,380
Provision	528	948
Claims	(628)	(822)
Balance at end of period	$1,338	$1,506

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

The following tables present the components of net periodic benefit costs:

	Pension Benefits		Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019
Service cost	$659	$535	$343	$270
Interest cost	555	581	194	236
Expected return on plan assets	(958)	(836)	-	-
Amortization of prior service cost	-	-	(282)	(282)
Recognized actuarial loss	621	472	77	7
Settlement loss	1,904	-	-	-
Net periodic benefit cost (a)	$2,781	$752	$332	$231

	Pension Benefits		Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Service cost	$1,342	$1,102	$686	$541
Interest cost	1,091	1,227	389	471
Expected return on plan assets	(1,943)	(1,781)	-	-
Amortization of prior service cost	-	-	(564)	(564)
Recognized actuarial loss	1,134	863	153	14
Settlement loss	3,382	-	-	-
Net periodic benefit cost (a)	$5,006	$1,411	$664	$462

(a)	The components of net periodic benefit cost other than the service cost component are included in Other income (expense), net in the Consolidated Statements of Income.

During the second quarter and six months ended June 30, 2020, the Company recorded a settlement loss relating to retirees that received lump-sum distributions from the Company’s defined benefit pension plan totaling $1.9 million and $3.4 million, respectively. This charge was the result of lump-sum payments to retirees which exceeded the Plan’s actuarial service and interest cost thresholds.

NOTE 8 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The reclassifications out of Accumulated other comprehensive income (loss) as reported in the Consolidated Statements of Income are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Pension and other postretirement benefits:
Recognized actuarial loss (a)	$698	$479	$1,287	$877
Settlement loss (a)	1,904	-	3,382	-
Total before income tax	$2,602	$479	$4,669	$877
Income tax	(590)	(101)	(1,078)	(183)
Net of income tax	$2,012	$378	$3,591	$694

(a)	The recognized actuarial loss and the settlement loss are included in Other income (expense), net in the Consolidated Statements of Income.

The components of Accumulated other comprehensive income (loss) as reported in the Consolidated Balance Sheets are:

	Currency Translation Adjustments	Pension and Other Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019	$(8,155)	$(20,382)	$(28,537)
Reclassification adjustments	-	4,669	4,669
Current period charge	(1,247)	-	(1,247)
Income tax benefit (charge)	-	(1,078)	(1,078)
Balance at June 30, 2020	$(9,402)	$(16,791)	$(26,193)

	Currency Translation Adjustments	Pension and Other Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2018	$(8,243)	$(15,180)	$(23,423)
Reclassification adjustments	-	877	877
Current period charge	431	-	431
Income tax benefit (charge)	-	(183)	(183)
Balance at June 30, 2019	$(7,812)	$(14,486)	$(22,298)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except for per share amounts)

The following discussion and analysis of the Company’s financial condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements, and notes thereto, and the other financial data included elsewhere in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with the Company’s audited Consolidated Financial Statements and accompanying notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its Annual Report on Form 10-K for the year ended December 31, 2019. The coronavirus (COVID-19) pandemic had an adverse effect on the Company’s reported results for the first half of 2020. Many of our customers are considered “essential” and have remained operational, although in some cases in a limited capacity. This, together with the overall economic downturn that has resulted from the pandemic, slowed demand in the second quarter, which could continue into the second half of 2020. Nearly all of our facilities have remained operational and while there are some restrictions to the supply of materials and products globally, our supply chain has remained strong. The extent to which the Company’s operations continue to be impacted by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the pandemic and actions by government authorities to contain the pandemic or treat its impact, among other things.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Adjusted earnings per share:
Reported earnings per share – GAAP basis	$0.22	$0.40	$0.43	$0.68
Plus pension settlement charge per share	0.06	-	0.10	-
Non-GAAP adjusted earnings per share	$0.28	$0.40	$0.53	$0.68

Adjusted earnings before interest, taxes, depreciation and amortization:
Reported net income–GAAP basis	$5,634	$10,480	$11,120	$17,702
Plus income taxes	1,433	2,955	2,837	4,975
Plus depreciation and amortization	3,143	3,529	6,325	7,095
Non-GAAP earnings before interest, taxes, depreciation and amortization	10,210	16,964	20,282	29,772
Plus pension settlement charge	1,904	-	3,382	-
Non-GAAP adjusted earnings before interest, taxes, depreciation and amortization	$12,114	$16,964	$23,664	$29,772

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

The Company places a strong emphasis on cash flow generation and maintaining excellent liquidity and financial flexibility. This focus has afforded us the ability to reinvest our cash resources and preserve a strong balance sheet to position us to weather the COVID-19 pandemic and, for future acquisition and product development opportunities. The Company had no bank debt as of June 30, 2020. The Company’s cash position increased $5.2 million during the first six months of 2020 to $85.8 million at June 30, 2020 and the Company generated $23.7 million in adjusted earnings before interest, taxes, depreciation and amortization during the same period.

Capital expenditures for the first six months of 2020 were $3.5 million and consisted primarily of machinery and equipment and building improvements. Capital expenditures for the full-year 2020 are presently planned to be in the range of $10-$12 million primarily for building improvements and machinery and equipment purchases, and are expected to be financed through internally-generated funds.

Net sales for the second quarter of 2020 were $85.8 million compared to net sales of $108.3 million for the second quarter of 2019, a decrease of 20.8% or $22.5 million. Domestic sales decreased 20.2% or $15.1 million and international sales decreased 22.0% or $7.4 million compared to the same period in 2019. Sales have decreased across all of our markets primarily as a result of the COVID-19 pandemic, along with a slowdown in the oil and gas industry.

Gross profit was $21.8 million for the second quarter of 2020, resulting in gross margin of 25.5%, compared to gross profit of $28.2 million and gross margin of 26.0% for the same period in 2019. Gross margin decreased 50 basis points due principally to loss of leverage on fixed labor and overhead from lower sales volume compared to the second quarter of 2019, partially offset by product mix and selling price increases implemented in 2019 being fully realized.

Selling, general and administrative (“SG&A”) expenses were $12.9 million and 15.0% of net sales for the second quarter of 2020 compared to $15.0 million and 13.8% of net sales for the same period in 2019. SG&A expenses decreased 14.3% or $2.1 million due to reduced payroll related and travel expenses combined with overall expense management. SG&A expenses as a percentage of sales increased 120 basis points primarily as a result of loss of leverage from lower sales volume.

Operating income was $9.0 million for the second quarter of 2020, resulting in an operating margin of 10.5%, compared to operating income of $13.2 million and operating margin of 12.2% for the same period in 2019. Operating margin decreased 170 basis points primarily as a result of loss of leverage from lower sales volume.

Other income (expense), net was $1.9 million of expense for the second quarter of 2020 compared to income of $0.2 million for the same period in 2019. The increase to expense was due primarily to a non-cash pension settlement charge of $1.9 million which occurred in the second quarter of 2020.

Net income was $5.6 million for the second quarter of 2020 compared to $10.5 million in the second quarter of 2019, and earnings per share were $0.22 and $0.40 for the respective periods. Earnings per share for the second quarter of 2020 included a non-cash pension settlement charge of $0.06 per share.

Net sales for the first six months of 2020 were $177.5 million compared to net sales of $205.2 million for the first six months of 2019, a decrease of 13.5% or $27.7 million. Domestic sales decreased 12.3% or $17.5 million and international sales decreased 16.3% or $10.2 million compared to the same period in 2019. Sales have decreased across most of our markets primarily as a result of the COVID-19 pandemic, along with a slowdown in the oil and gas industry.

Gross profit was $45.3 million for the first six months of 2020, resulting in gross margin of 25.5%, compared to gross profit of $51.5 million and gross margin of 25.1% for the same period in 2019. Gross margin improved 40 basis points due principally to lower material costs of 260 basis points as a result of the stabilization of material costs and selling price increases implemented in 2019 being fully realized. Partially offsetting these improvements was loss of leverage on fixed labor and overhead from lower sales volume compared to the first six months of 2019.

SG&A expenses were $27.7 million and 15.6% of net sales for the first six months of 2020 compared to $29.4 million and 14.3% of net sales for the same period in 2019. SG&A expenses decreased 5.5% or $1.6 million due to reduced payroll related and travel expenses combined with overall expense management. SG&A expenses as a percentage of sales increased 130 basis points primarily as a result of loss of leverage from lower sales volume.

Operating income was $17.6 million for the first six months of 2020, resulting in an operating margin of 9.9%, compared to operating income of $22.2 million and operating margin of 10.8% for the same period in 2019. Operating margin decreased 90 basis points primarily as a result of loss of leverage from lower sales volume partially offset by lower material costs.

Other income (expense), net was $3.6 million of expense for the first six months of 2020 compared to income of $0.5 million for the same period in 2019. The increase to expense was due primarily to non-cash pension settlement charges of $3.4 million and $0.5 million of foreign exchange losses, which both occurred in the first six months of 2020.

Net income was $11.1 million for the first six months of 2020 compared to $17.7 million in the first six months of 2019, and earnings per share were $0.43 and $0.68 for the respective periods. Earnings per share for the first six months of 2020 included non-cash pension settlement charges of $0.10 per share.

The Company’s backlog of orders was $110.3 million at June 30, 2020 compared to $107.0 million at June 30, 2019 and $105.0 million at December 31, 2019. Incoming orders decreased 7.9% for the first six months of 2020 compared to the same period in 2019. Incoming orders were down across most markets the Company serves driven primarily by the COVID-19 pandemic and a slowdown in the oil and gas industry.

On July 23, 2020, the Board of Directors authorized the payment of a quarterly dividend of $0.145 per share on the common stock of the Company, payable September 10, 2020, to shareholders of record as of August 14, 2020. This will mark the 282nd consecutive quarterly dividend paid by The Gorman-Rupp Company.

The Company currently expects to continue its exceptional history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.

Outlook

While we are actively managing our response to the COVID-19 pandemic, its impact on our full-year 2020 results and beyond is uncertain. We serve as an essential business providing products that are critical to our customers. All of our manufacturing facilities continue to operate while closely following all national and local guidelines to provide for the health and safety of those working in these facilities. We expect our sales to remain challenging over the near-term as a result of uncertainty related to the ultimate impact of COVID-19 and continued oil and gas market softness.  Incoming orders during the first six months were down across most of the markets the Company serves.

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

Three Months Ended June 30, 2020 vs. Three Months Ended June 30, 2019

Net Sales

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Net Sales	$85,814	$108,330	$(22,516)	(20.8)%

Net sales for the second quarter of 2020 were $85.8 million compared to net sales of $108.3 million for the second quarter of 2019, a decrease of 20.8% or $22.5 million. Domestic sales decreased 20.2% or $15.1 million and international sales decreased 22.0% or $7.4 million compared to the same period in 2019. Sales have decreased across all of our markets primarily as a result of the COVID-19 pandemic, along with a slowdown in the oil and gas industry.

Sales in our water markets decreased 19.1% or $14.5 million in the second quarter of 2020 compared to the second quarter of 2019. Sales in the construction market decreased $4.5 million driven primarily by softness in oil and gas drilling activity. Sales decreased in the fire protection market $3.6 million and in the repair market $3.1 million primarily as a result of the COVID-19 pandemic. Sales in the municipal market decreased $2.8 million driven primarily by timing of shipments related to weather and the COVID-19 pandemic. Also, sales in the agriculture market decreased $0.5 million.

Sales in our non-water markets decreased 24.7% or $8.0 million in the second quarter of 2020 compared to the second quarter of 2019. Sales in the OEM market decreased $4.2 million driven primarily by slowing customer demand and travel restrictions due to the COVID-19 pandemic and softness in oil and gas drilling activity. Sales in the petroleum market decreased $2.8 million driven primarily by reduced demand from midstream oil and gas customers and softness in oil and gas drilling activity. Also, sales in the industrial market decreased $1.0 million.

International sales were $26.2 million in the second quarter of 2020 compared to $33.5 million in the same period last year and represented 31% of total sales for both periods. The decrease in international sales was across most of the markets the Company serves, most notably in the fire protection market and in non-water markets.

Cost of Products Sold and Gross Profit

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Cost of products sold	$63,965	$80,138	$(16,173)	(20.2)%
% of Net sales	74.5%	74.0%
Gross Margin	25.5%	26.0%

Gross profit was $21.8 million for the second quarter of 2020, resulting in gross margin of 25.5%, compared to gross profit of $28.2 million and gross margin of 26.0% for the same period in 2019. Gross margin decreased 50 basis points due principally to loss of leverage on fixed labor and overhead from lower sales volume compared to the second quarter of 2019, partially offset by product mix and selling price increases implemented in 2019 being fully realized.

Selling, General and Administrative (SG&A) Expenses

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Selling, general and administrative expenses	$12,852	$14,988	$(2,136)	(14.3)%
% of Net sales	15.0%	13.8%

SG&A expenses were $12.9 million and 15.0% of net sales for the second quarter of 2020 compared to $15.0 million and 13.8% of net sales for the same period in 2019. SG&A expenses decreased 14.3% or $2.1 million due to reduced payroll related and travel expenses combined with overall expense management. SG&A expenses as a percentage of sales increased 120 basis points primarily as a result of loss of leverage from lower sales volume.

Operating Income

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Operating income	$8,997	$13,204	$(4,207)	(31.9)%
% of Net sales	10.5%	12.2%

Operating income was $9.0 million for the second quarter of 2020, resulting in an operating margin of 10.5%, compared to operating income of $13.2 million and operating margin of 12.2% for the same period in 2019. Operating margin decreased 170 basis points primarily as a result of loss of leverage from lower sales volume.

Net Income

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Income before income taxes	$7,067	$13,435	$(6,368)	(47.4)%
% of Net sales	8.2%	12.4%
Income taxes	$1,433	$2,955	$(1,522)	(51.5)%
Effective tax rate	20.3%	22.0%
Net income	$5,634	$10,480	$(4,846)	(46.2)%
% of Net sales	6.6%	9.7%
Earnings per share	$0.22	$0.40	$(0.18)	(45.0)%

The Company’s effective tax rate was 20.3% for the second quarter of 2020 compared to 22.0% for the second quarter of 2019 primarily due to favorable impact of discrete items.

The decrease in net income in the second quarter of 2020 compared to the same period in 2019 of $4.8 million included a non-cash pension settlement charge of $1.5 million, net of income taxes.

Earnings per share for the second quarter of 2020 included a non-cash pension settlement charge of $0.06 per share.

Six Months Ended June 30, 2020 vs. Six Months Ended June 30, 2019

Net Sales

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
Net Sales	$177,485	$205,189	$(27,704)	(13.5)%

Net sales for the first six months of 2020 were $177.5 million compared to net sales of $205.2 million for the first six months of 2019, a decrease of 13.5% or $27.7 million. Domestic sales decreased 12.3% or $17.5 million and international sales decreased 16.3% or $10.2 million compared to the same period in 2019. Sales have decreased across most of our markets primarily as a result of the COVID-19 pandemic, along with a slowdown in the oil and gas industry.

Sales in our water markets decreased 12.7% or $18.3 million in the first six months of 2020 compared to the first six months of 2019. Sales in the agriculture market increased $0.3 million. This increase was offset by sales decreases in the construction market of $10.6 million driven primarily by softness in oil and gas drilling activity, in the repair market of $3.5 million due primarily to the COVID-19 pandemic, and in the municipal market of $3.0 million driven primarily by timing of shipments related to weather and the COVID-19 pandemic. Also, sales in the fire protection market decreased $1.5 million driven primarily by lower international shipments as a result of the COVID-19 pandemic.

Sales in our non-water markets decreased 15.3% or $9.4 million in the first six months of 2020 compared to the first six months of 2019. Sales in the OEM market decreased $4.7 million driven primarily by slowing customer demand and travel restrictions due to the COVID-19 pandemic and softness in oil and gas drilling activity. Sales in the petroleum market decreased $3.9 million driven primarily by reduced demand from midstream oil and gas customers. Also, sales in the industrial market decreased $0.8 million.

International sales were $52.5 million in the first six months of 2020 compared to $62.7 million in the same period last year and represented 30% and 31% of total sales, respectively. The decrease in international sales was across most of the markets the Company serves.

Cost of Products Sold and Gross Profit

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
Cost of products sold	$132,188	$153,684	$(21,496)	(14.0)%
% of Net sales	74.5%	74.9%
Gross Margin	25.5%	25.1%

Gross profit was $45.3 million for the first six months of 2020, resulting in gross margin of 25.5%, compared to gross profit of $51.5 million and gross margin of 25.1% for the same period in 2019. Gross margin improved 40 basis points due principally to lower material costs of 260 basis points as a result of the stabilization of material costs and selling price increases implemented in 2019 being fully realized. Partially offsetting these improvements was loss of leverage on fixed labor and overhead from lower sales volume compared to the first six months of 2019.

Selling, General and Administrative (SG&A) Expenses

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
Selling, general and administrative expenses	$27,723	$29,351	$(1,628)	(5.5)%
% of Net sales	15.6%	14.3%

SG&A expenses were $27.7 million and 15.6% of net sales for the first six months of 2020 compared to $29.4 million and 14.3% of net sales for the same period in 2019. SG&A expenses decreased 5.5% or $1.6 million due to reduced payroll related and travel expenses combined with overall expense management. SG&A expenses as a percentage of sales increased 130 basis points primarily as a result of loss of leverage from lower sales volume.

Operating Income

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
Operating income	$17,574	$22,154	$(4,580)	(20.7)%
% of Net sales	9.9%	10.8%

Operating income was $17.6 million for the first six months of 2020, resulting in an operating margin of 9.9%, compared to operating income of $22.2 million and operating margin of 10.8% for the same period in 2019. Operating margin decreased 90 basis points primarily as a result of loss of leverage from lower sales volume partially offset by lower material costs.

Net Income

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
Income before income taxes	$13,957	$22,677	$(8,720)	(38.5)%
% of Net sales	7.9%	11.1%
Income taxes	$2,837	$4,975	$(2,138)	(43.0)%
Effective tax rate	20.3%	21.9%
Net income	$11,120	$17,702	$(6,582)	(37.2)%
% of Net sales	6.3%	8.6%
Earnings per share	$0.43	$0.68	$(0.25)	(36.8)%

The Company’s effective tax rate was 20.3% for the first half of 2020 compared to 21.9% for the first half of 2019 primarily due to favorable impact of discrete items.

The decrease in net income in the first six months of 2020 compared to the same period in 2019 of $6.6 million included a non-cash pension settlement charge of $2.6 million, net of income taxes and foreign exchange losses of $0.4 million, net of income taxes.

Earnings per share for the first half of 2020 included a non-cash pension settlement charge of $0.10 per share.

Liquidity and Capital Resources

Cash and cash equivalents totaled $85.8 million and there was no outstanding bank debt at June 30, 2020. The Company had $23.9 million available in bank lines of credit after deducting $7.1 million in outstanding letters of credit primarily related to customer orders. The Company was in compliance with its debt covenants, including limits on additional borrowings and maintenance of certain operating and financial ratios, at June 30, 2020 and December 31, 2019.

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

The following table reconciles adjusted earnings before interest, income taxes and depreciation and amortization as reconciled above to free cash flow:

	Six Months Ended June 30,
	2020	2019
Non-GAAP adjusted earnings before interest, taxes, depreciation and amortization	$23,664	$29,772
Less capital expenditures	(3,457)	(3,464)
Less cash dividends	(7,562)	(7,053)
Non-GAAP free cash flow	$12,645	$19,255

Financial Cash Flow

	Six Months Ended June 30,
	2020	2019
Beginning of period cash and cash equivalents	$80,555	$46,458
Net cash provided by operating activities	17,074	26,488
Net cash used for investing activities	(3,457)	(3,466)
Net cash used for financing activities	(8,208)	(7,505)
Effect of exchange rate changes on cash	(179)	190
Net increase in cash and cash equivalents	5,230	15,707
End of period cash and cash equivalents	$85,785	$62,165

The decrease in cash provided by operating activities in the first six months of 2020 compared to the same period last year was primarily driven by lower sales volume, increased inventories and lower accounts receivable in the current period.

During the first six months of 2020 and 2019, investing activities consisted of capital expenditures primarily for machinery and equipment and building improvements of $3.5 million for both periods.

Net cash used for financing activities for the first six months of 2020 and 2019 primarily consisted of dividend payments of $7.6 million and $7.1 million, respectively.

As we cannot predict the duration or scope of the COVID-19 pandemic and its impact on our customers and suppliers, the ultimate negative financial impact to our results cannot be reasonably estimated, but could be material. We are actively managing the business to maintain cash flow and we have significant liquidity. We believe that these factors will allow us to meet our anticipated funding requirements.

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

The Company is subject to market risk associated principally with fluctuations in foreign currency exchange rates. The Company’s foreign currency exchange rate risk is limited primarily to the Euro, Canadian Dollar, South African Rand and British Pound. The Company manages its foreign exchange risk principally through invoicing customers in the same currency as is used in the market of the source of products. The foreign currency transaction gains (losses) for the periods ending June 30, 2020 and 2019 were $(0.5) million and $74,000, respectively, and are reported within Other (expense) income, net on the Consolidated Statements of Income.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020.

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
Exhibit 101

Financial statements from the Quarterly Report on Form 10-Q of The Gorman-Rupp Company for the quarter ended June 30, 2020, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity, and (vi) the Notes to Consolidated Financial Statements.

Exhibit 104	The cover page from the Quarterly Report on Form 10-Q of The Gorman-Rupp Company for the quarter ended June 30, 2020, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Gorman-Rupp Company
(Registrant)
Date: July 27, 2020
	By:	/s/James C. Kerr
James C. Kerr
Vice President and Chief Financial Officer
(Principal Financial Officer)