Form 10-Q
period 2020-09-30
GORMAN RUPP CO
filed 2020-10-26
CIK 42682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number1-6747

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

On October 26, 2020 there were 26,101,992 common shares, without par value, of The Gorman-Rupp Company outstanding.

The Gorman-Rupp Company

Three and Nine Months Ended September 30, 2020 and 2019

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Consolidated Statements of Income - Three months ended September 30, 2020 and 2019 - Nine months ended September 30, 2020 and 2019	3
	Consolidated Statements of Comprehensive Income - Three months ended September 30, 2020 and 2019 - Nine months ended September 30, 2020 and 2019	3
	Consolidated Balance Sheets - September 30, 2020 and December 31, 2019	4
	Consolidated Statements of Cash Flows - Nine months ended September 30, 2020 and 2019	5
	Consolidated Statements of Equity - Nine months ended September 30, 2020 and 2019	6
	Notes to Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19
Item 4.	Controls and Procedures	19
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	20
Item 6.	Exhibits	20
EX-31.1	Section 302 Principal Executive Officer (PEO) Certification
EX-31.2	Section 302 Principal Financial Officer (PFO) Certification
EX-32	Section 1350 Certifications

PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2020	2019	2020	2019
Net sales	$88,982	$99,298	$266,467	$304,487
Cost of products sold	66,011	73,506	198,199	227,190
Gross profit	22,971	25,792	68,268	77,297
Selling, general and administrative expenses	13,228	14,154	40,951	43,505
Operating income	9,743	11,638	27,317	33,792
Other income (expense), net	(744)	269	(4,361)	792
Income before income taxes	8,999	11,907	22,956	34,584
Income taxes	1,738	2,132	4,575	7,107
Net income	$7,261	$9,775	$18,381	$27,477
Earnings per share	$0.28	$0.37	$0.70	$1.05
Cash dividends per share	$0.145	$0.135	$0.435	$0.405
Average number of shares outstanding	26,101,992	26,133,393	26,089,414	26,125,553

See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Net income	$7,261	$9,775	$18,381	$27,477
Other comprehensive income, net of tax:
Cumulative translation adjustments	1,644	(1,611)	397	(1,180)
Pension and postretirement medical liability adjustments	1,242	340	4,833	1,034
Other comprehensive (loss) income	2,886	(1,271)	5,230	(146)
Comprehensive income	$10,147	$8,504	$23,611	$27,331

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$93,665	$80,555
Accounts receivable, net	59,890	65,433
Inventories, net	82,504	75,997
Prepaid and other	5,388	5,680
Total current assets	241,447	227,665
Property, plant and equipment, net	109,401	111,779
Other assets	8,497	8,320
Prepaid pension assets	337	-
Goodwill and other intangible assets, net	33,740	34,996
Total assets	$393,422	$382,760
Liabilities and equity
Current liabilities:
Accounts payable	$14,060	$16,030
Payroll and employee related liabilities	15,298	12,172
Commissions payable	6,065	7,034
Deferred revenue and customer deposits	4,087	4,911
Accrued expenses	6,498	5,348
Total current liabilities	46,008	45,495
Pension benefits	-	1,040
Postretirement benefits	24,556	24,453
Other long-term liabilities	3,227	3,894
Total liabilities	73,791	74,882
Equity:
Common shares, without par value:
Authorized – 35,000,000 shares;
Outstanding – 26,101,992 shares at September 30, 2020 and 26,067,502 shares at December 31, 2019 (after deducting treasury shares of 946,804 and 981,294, respectively), at stated capital amounts	5,099	5,091
Additional paid-in capital	502	1,147
Retained earnings	337,337	330,177
Accumulated other comprehensive loss	(23,307)	(28,537)
Total equity	319,631	307,878
Total liabilities and equity	$393,422	$382,760

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Dollars in thousands)	2020	2019
Cash flows from operating activities:
Net income	$18,381	$27,477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,649	10,563
Pension expense	6,670	2,117
Contributions to pension plan	(2,000)	-
Stock based compensation	(191)	426
Changes in operating assets and liabilities:
Accounts receivable, net	5,543	3,733
Inventories, net	(6,355)	13,291
Accounts payable	(2,209)	(1,008)
Commissions payable	(1,013)	(2,575)
Deferred revenue and customer deposits	(825)	1,208
Income taxes	1,237	3,175
Accrued expenses and other	135	(1,454)
Benefit obligations	2,406	1,394
Net cash provided by operating activities	31,428	58,347
Cash used for investing activities, capital additions	(6,021)	(7,985)
Cash used for financing activities:
Cash dividends	(11,348)	(10,581)
Treasury share repurchases	(361)	-
Other	(243)	(482)
Net cash used for financing activities	(11,952)	(11,063)
Effect of exchange rate changes on cash	(345)	(55)
Net increase in cash and cash equivalents	13,110	39,244
Cash and cash equivalents:
Beginning of period	80,555	46,458
End of period	$93,665	$85,702

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Nine Months Ended September 30, 2020
(Dollars in thousands, except	Common Shares		Additional Paid-In	Retained	Accumulated Other Comprehensive (Loss)
share and per share amounts)	Shares	Dollars	Capital	Earnings	Income	Total
Balances December 31, 2019	26,067,502	$5,091	$1,147	$330,177	$(28,537)	$307,878
Net income				5,486		5,486
Other comprehensive loss					(782)	(782)
Stock based compensation	23,990	5	(547)	88		(454)
Cash dividends - $0.145 per share				(3,780)		(3,780)
Balances March 31, 2020	26,091,492	$5,096	$600	$331,971	$(29,319)	$308,348
Net income				5,634		5,634
Other comprehensive income					3,126	3,126
Stock based compensation			(2)			(2)
Cash dividends - $0.145 per share				(3,782)		(3,782)
Balances June 30, 2020	26,091,492	$5,096	$598	$333,823	$(26,193)	$313,324
Net income				7,261		7,261
Other comprehensive income					2,886	2,886
Stock based compensation	10,500	3	(96)	39		(54)
Cash dividends - $0.145 per share				(3,786)		(3,786)
Balances September 30, 2020	26,101,992	$5,099	$502	$337,337	$(23,307)	$319,631

	Nine Months Ended September 30, 2019
(Dollars in thousands, except	Common Shares		Additional Paid-In	Retained	Accumulated Other Comprehensive (Loss)
share and per share amounts)	Shares	Dollars	Capital	Earnings	Income	Total
Balances December 31, 2018	26,117,045	$5,102	$2,539	$308,914	$(23,423)	$293,132
Net income				7,222		7,222
Other comprehensive income					164	164
Stock based compensation	6,647	1	(81)	35		(45)
Cash dividends - $0.135 per share				(3,526)		(3,526)
Balances March 31, 2019	26,123,692	$5,103	$2,458	$312,645	$(23,259)	$296,947
Net income				10,480		10,480
Other comprehensive income					961	961
Stock based compensation	701	1	485	2		488
Cash dividends - $0.135 per share				(3,527)		(3,527)
Balances June 30, 2019	26,124,393	$5,104	$2,943	$319,600	$(22,298)	$305,349
Net income				9,775		9,775
Other comprehensive income					(1,271)	(1,271)
Stock based compensation	9,000	2	(48)	33		(13)
Cash dividends - $0.135 per share				(3,528)		(3,528)
Balances September 30, 2019	26,133,393	$5,106	$2,895	$325,880	$(23,569)	$310,312

See notes to consolidated financial statements (unaudited).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in tables in thousands of dollars, except for per share amounts)

NOTE 1 - BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Consolidated Financial Statements include the accounts of The Gorman-Rupp Company (the “Company” or “Gorman-Rupp”) and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management of the Company, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2020 are not necessarily indicative of results that may be expected for the year ending December 31, 2020. For further information, refer to the Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, from which related information herein has been derived.

COVID-19 Impact

In March 2020, the World Health Organization categorized the current coronavirus disease (“COVID-19”) as a pandemic. While the Company expects the near-term effects of the pandemic to negatively impact its financial results, the current level of uncertainty over the economic and operational impacts of COVID-19 means the ultimate related financial impact cannot be reasonably estimated at this time. The Company’s Consolidated Financial Statements presented herein reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and reported amounts of revenue and expenses during the reporting periods presented. Such estimates and assumptions affect, among other things, the Company’s goodwill, long-lived asset and indefinite-lived intangible asset valuation; inventory valuation; assessment of the annual effective tax rate; the allowance for doubtful accounts; and pension plan assumptions. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of October 26, 2020, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained.

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

NOTE 3 – REVENUE

Disaggregation of Revenue

The following tables disaggregate total net sales by major product category and geographic location:

	Product Category
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Pumps and pump systems	$77,035	$86,114	$230,581	$260,913
Repair parts for pumps and pump systems and other	11,947	13,184	35,886	43,574
Total net sales	$88,982	$99,298	$266,467	$304,487

	Geographic Location
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
United States	$63,292	$69,491	$188,312	$211,976
Foreign countries	25,690	29,807	78,155	92,511
Total net sales	$88,982	$99,298	$266,467	$304,487

International sales represented approximately 29% of total net sales for the third quarter of 2020 and approximately 30% of total net sales for the third quarter in 2019, and were made to customers in many different countries around the world.

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

On September 30, 2020, the Company had $102.0 million of remaining performance obligations, also referred to as backlog. The Company expects to recognize as revenue substantially all of the remaining performance obligations within one year.

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

The Company’s contract assets and liabilities as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020	December 31, 2019
Contract assets	$-	$393
Contract liabilities	$4,087	$4,911

Revenue recognized for the nine months ended September 30, 2020 and 2019 that was included in the contract liabilities balance at the beginning of the period was $4.4 million for both periods.

NOTE 4 - INVENTORIES

LIFO inventories are stated at the lower of cost or market and all other inventories are stated at the lower of cost or net realizable value. Replacement cost approximates current cost and the excess over LIFO cost is approximately $63.8 million and $62.5 million at September 30, 2020 and December 31, 2019, respectively. Allowances for excess and obsolete inventory totaled $6.1 million and $5.9 million at September 30, 2020 and at December 31, 2019. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management’s estimate of expected year-end inventory levels and costs, and are subject to the final year-end LIFO inventory valuation.

Inventories are comprised of the following:

Inventories, net:	September 30, 2020	December 31, 2019
Raw materials and in-process	$18,377	$16,474
Finished parts	51,411	47,317
Finished products	12,716	12,206
Total net inventories	$82,504	$75,997

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of the following:

	September 30, 2020	December 31, 2019
Land	$5,692	$4,998
Buildings	111,204	110,162
Machinery and equipment	184,347	182,922
	301,243	298,082
Less accumulated depreciation	(191,842)	(186,303)
Property, plant and equipment, net	$109,401	$111,779

NOTE 6 - PRODUCT WARRANTIES

A liability is established for estimated future warranty and service claims based on historical claims experience and specific product failures. The Company expenses warranty costs directly to Cost of products sold. Changes in the Company’s product warranties liability are:

	September 30,
	2020	2019
Balance at beginning of year	$1,438	$1,380
Provision	925	1,350
Claims	(965)	(1,254)
Balance at end of period	$1,398	$1,476

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

The following tables present the components of net periodic benefit costs:

	Pension Benefits		Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2020	2019	2020	2019
Service cost	$688	$551	$343	$271
Interest cost	431	614	194	235
Expected return on plan assets	(984)	(890)	-	-
Amortization of prior service cost	-	-	(282)	(282)
Recognized actuarial loss	538	431	77	7
Settlement loss	991	-	-	-
Net periodic benefit cost (a)	$1,664	$706	$332	$231

	Pension Benefits		Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Service cost	$2,029	$1,653	$1,029	$812
Interest cost	1,522	1,841	584	706
Expected return on plan assets	(2,928)	(2,671)	-	-
Amortization of prior service cost	-	-	(847)	(846)
Recognized actuarial loss	1,673	1,294	230	21
Settlement loss	4,373	-	-	-
Net periodic benefit cost (a)	$6,669	$2,117	$996	$693

(a)	The components of net periodic benefit cost other than the service cost component are included in Other income (expense), net in the Consolidated Statements of Income.

During the three and nine month periods ended September 30, 2020, the Company recorded a settlement loss relating to retirees that received lump-sum distributions from the Company’s defined benefit pension plan totaling $1.0 million and $4.4 million, respectively. This charge was the result of lump-sum payments to retirees which exceeded the Plan’s actuarial service and interest cost thresholds.

NOTE 8 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The reclassifications out of Accumulated other comprehensive income (loss) as reported in the Consolidated Statements of Income are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Pension and other postretirement benefits:
Recognized actuarial loss (a)	$615	$438	$1,903	$1,315
Settlement loss (a)	991	-	4,373	-
Total before income tax	$1,606	$438	$6,276	$1,315
Income tax	(364)	(98)	(1,443)	(281)
Net of income tax	$1,242	$340	$4,833	$1,034

(a)	The recognized actuarial loss and the settlement loss are included in Other income (expense), net in the Consolidated Statements of Income.

The components of Accumulated other comprehensive income (loss) as reported in the Consolidated Balance Sheets are:

	Currency Translation Adjustments	Pension and Other Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019	$(8,155)	$(20,382)	$(28,537)
Reclassification adjustments	-	6,276	6,276
Current period charge	397	-	397
Income tax benefit (charge)	-	(1,443)	(1,443)
Balance at September 30, 2020	$(7,758)	$(15,549)	$(23,307)

	Currency Translation Adjustments	Pension and Other Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2018	$(8,243)	$(15,180)	$(23,423)
Reclassification adjustments	-	1,315	1,315
Current period charge	(1,180)	-	(1,180)
Income tax benefit (charge)	-	(281)	(281)
Balance at September 30, 2019	$(9,423)	$(14,146)	$(23,569)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except for per share amounts)

The following discussion and analysis of the Company’s financial condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements, and notes thereto, and the other financial data included elsewhere in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with the Company’s audited Consolidated Financial Statements and accompanying notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its Annual Report on Form 10-K for the year ended December 31, 2019. The coronavirus (COVID-19) pandemic had an adverse effect on the Company’s reported results. This, together with the overall economic downturn that has resulted from the pandemic, slowed demand in the third quarter compared to the prior year third quarter, however demand stabilized compared the second quarter of 2020. Reduced demand when compared to the prior year will likely continue into the fourth quarter of 2020. Our facilities and supply chain have remained operational through the pandemic. The extent to which the Company’s operations continue to be impacted by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the pandemic and actions by government authorities to contain the pandemic or treat its impact, among other things.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Adjusted earnings per share:
Reported earnings per share – GAAP basis	$0.28	$0.37	$0.70	$1.05
Plus pension settlement charge per share	0.03	-	0.13	-
Non-GAAP adjusted earnings per share	$0.31	$0.37	$0.83	$1.05

Adjusted earnings before interest, taxes, depreciation and amortization:
Reported net income–GAAP basis	$7,261	$9,775	$18,381	$27,477
Plus income taxes	1,738	2,132	4,575	7,107
Plus depreciation and amortization	3,324	3,468	9,649	10,563
Non-GAAP earnings before interest, taxes, depreciation and amortization	12,323	15,375	32,605	45,147
Plus pension settlement charge	991	-	4,373	-
Non-GAAP adjusted earnings before interest, taxes, depreciation and amortization	$13,314	$15,375	$36,978	$45,147

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

The Company places a strong emphasis on cash flow generation and maintaining excellent liquidity and financial flexibility. This focus has afforded us the ability to reinvest our cash resources and preserve a strong balance sheet to position us to weather the COVID-19 pandemic and for future acquisition and product development opportunities. The Company had no bank debt as of September 30, 2020. The Company’s cash position increased $13.1 million during the first nine months of 2020 to $93.7 million at September 30, 2020 and the Company generated $37.0 million in adjusted earnings before interest, taxes, depreciation and amortization during the same period.

Capital expenditures for the first nine months of 2020 were $6.3 million and consisted primarily of machinery and equipment and building improvements. Capital expenditures for the full-year 2020 are presently planned to be in the range of $8-$10 million primarily for building improvements and machinery and equipment purchases, and are expected to be financed through internally-generated funds.

Net sales for the third quarter of 2020 were $89.0 million compared to net sales of $99.3 million for the third quarter of 2019, a decrease of 10.4% or $10.3 million. Domestic sales decreased 8.9% or $6.2 million and international sales decreased 13.8% or $4.1 million compared to the same period in 2019. Sales have decreased across all of our markets primarily as a result of the COVID-19 pandemic, along with a slowdown in the oil and gas industry. However, net sales increased by 3.7% compared to the second quarter of 2020.

Gross profit was $23.0 million for the third quarter of 2020, resulting in gross margin of 25.8%, compared to gross profit of $25.8 million and gross margin of 26.0% for the same period in 2019. Gross margin decreased 20 basis points due to a 120 basis point favorable LIFO impact in the prior year third quarter which did not recur in the current year.  Gross profit margin compared to the prior year was negatively impacted from the loss of leverage on fixed labor and overhead from lower sales volume compared to 2019 which was partially offset by favorable product mix.

Selling, general and administrative (“SG&A”) expenses were $13.2 million and 14.9% of net sales for the third quarter of 2020 compared to $14.1 million and 14.3% of net sales for the same period in 2019.  SG&A expenses decreased 6.5% or $0.9 million due to reduced payroll related and travel expenses combined with overall expense management.  SG&A expenses as a percentage of sales increased 60 basis points primarily as a result of loss of leverage from lower sales volume.

Operating income was $9.7 million for the third quarter of 2020, resulting in an operating margin of 10.9%, compared to operating income of $11.6 million and operating margin of 11.7% for the same period in 2019. Operating margin decreased 80 basis points primarily as a result of loss of leverage from lower sales volume.

Other income (expense), net was $0.7 million of expense for the third quarter of 2020 compared to income of $0.3 million for the same period in 2019. The increase to expense was due primarily to a non-cash pension settlement charge of $1.0 million which occurred in the third quarter of 2020.

Net income was $7.3 million for the third quarter of 2020 compared to $9.8 million in the third quarter of 2019, and earnings per share were $0.28 and $0.37 for the respective periods. Earnings per share for the third quarter of 2020 included a non-cash pension settlement charge of $0.03 per share. Earnings per share improved over the second quarter of 2020 due to increased sales and costs containment efforts.

Net sales for the first nine months of 2020 were $266.5 million compared to net sales of $304.5 million for the first nine months of 2019, a decrease of 12.5% or $38.0 million. Domestic sales decreased 11.2% or $23.7 million and international sales decreased 15.5% or $14.3 million compared to the same period in 2019. Sales have decreased across most of our markets primarily as a result of the COVID-19 pandemic, along with a slowdown in the oil and gas industry.

Gross profit was $68.3 million for the first nine months of 2020, resulting in gross margin of 25.6%, compared to gross profit of $77.3 million and gross margin of 25.4% for the same period in 2019. Gross margin improved 20 basis points due principally to lower material costs of 180 basis points as a result of the stabilization of material costs and favorable product mix.  Gross profit margin improvements were partially offset by the loss of leverage on fixed labor and overhead from lower sales volume compared to 2019.

SG&A expenses were $41.0 million and 15.4% of net sales for the first nine months of 2020 compared to $43.5 million and 14.3% of net sales for the same period in 2019. SG&A expenses decreased 5.9% or $2.5 million due to reduced payroll related and travel expenses combined with overall expense management. SG&A expenses as a percentage of sales increased 110 basis points primarily as a result of loss of leverage from lower sales volume.

Operating income was $27.3 million for the first nine months of 2020, resulting in an operating margin of 10.3%, compared to operating income of $33.8 million and operating margin of 11.1% for the same period in 2019. Operating margin decreased 80 basis points primarily as a result of loss of leverage from lower sales volume partially offset by lower material costs.

Other income (expense), net was $4.4 million of expense for the first nine months of 2020 compared to income of $0.8 million for the same period in 2019. The increase to expense was due primarily to non-cash pension settlement charges of $4.4 million.

Net income was $18.4 million for the first nine months of 2020 compared to $27.5 million in the first nine months of 2019, and earnings per share were $0.70 and $1.05 for the respective periods. Earnings per share for the first nine months of 2020 included non-cash pension settlement charges of $0.13 per share.

The Company’s backlog of orders was $102.0 million at September 30, 2020 compared to $101.4 million at September 30, 2019 and $105.0 million at December 31, 2019. Incoming orders decreased 10.1% for the first nine months of 2020 compared to the same period in 2019. Incoming orders were down across most markets the Company serves driven primarily by the COVID-19 pandemic and a slowdown in the oil and gas industry.

On October 22, 2020, the Board of Directors authorized the payment of a quarterly dividend of $0.16 per share on the common stock of the Company, payable December 10, 2020, to shareholders of record as of November 13, 2020. This will mark the 283rd consecutive quarterly dividend paid by The Gorman-Rupp Company.

The Company currently expects to continue its exceptional history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.

Outlook

While we are actively managing our response to the COVID-19 pandemic, its impact on our full-year 2020 results and beyond is uncertain. We serve as an essential business providing products that are critical to our customers. All of our manufacturing facilities continue to operate while closely following all national and local guidelines to provide for the health and safety of those working in these facilities. We expect our sales to remain challenging over the near-term as a result of uncertainty related to the ultimate impact of COVID-19 and continued oil and gas market softness. Incoming orders stabilized in the third quarter, however incoming orders during the first nine months were down compared to 2019 across most of the markets the Company serves.

Our underlying fundamentals remain strong and we believe that we remain well positioned to weather the COVID-19 pandemic and continue to drive long-term growth. Our strong balance sheet provides us with the flexibility to continue to evaluate acquisition opportunities and new product development that we expect will help add value to our operations over the longer term.

Three Months Ended September 30, 2020 vs. Three Months Ended September 30, 2019

Net Sales

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Net Sales	$88,982	$99,298	$(10,316)	(10.4)%

Net sales for the third quarter of 2020 were $89.0 million compared to net sales of $99.3 million for the third quarter of 2019, a decrease of 10.4% or $10.3 million. Domestic sales decreased 8.9% or $6.2 million and international sales decreased 13.8% or $4.1 million compared to the same period in 2019. Sales have decreased across all of our markets primarily as a result of the COVID-19 pandemic, along with a slowdown in the oil and gas industry.

Sales in our water markets decreased 5.2% or $3.5 million in the third quarter of 2020 compared to the third quarter of 2019. Sales in the construction market decreased $1.5 million driven primarily by softness in oil and gas drilling activity. Sales decreased $1.3 million in the repair market, $0.5 million in the municipal market, $0.1 million in fire protection, and $0.1 million in agriculture primarily as a result of the COVID-19 pandemic.

Sales in our non-water markets decreased 21.6% or $6.8 million in the third quarter of 2020 compared to the third quarter of 2019 primarily as a result of the COVID-19 pandemic, along with reduced demand from midstream oil and gas customers and softness in oil and gas drilling activity.  Sales in the industrial market decreased $2.5 million, sales in the OEM market decreased $2.3 million and sales in the petroleum market decreased $2.0 million.

International sales were $25.7 million in the third quarter of 2020 compared to $29.8 million in the same period last year and represented 29% and 30% of total sales for both periods, respectively. The decrease in international sales was across most of the markets the Company serves, most notably in the fire protection market and in non-water markets.

Cost of Products Sold and Gross Profit

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Cost of products sold	$66,011	$73,506	$(7,495)	(10.2)%
% of Net sales	74.2%	74.0%
Gross Margin	25.8%	26.0%

Gross profit was $23.0 million for the third quarter of 2020, resulting in gross margin of 25.8%, compared to gross profit of $25.8 million and gross margin of 26.0% for the same period in 2019. Gross margin decreased 20 basis points due to a 120 basis point favorable LIFO impact in the prior year third quarter which did not recur in the current year.  Gross profit margin compared to the prior year was negatively impacted from the loss of leverage on fixed labor and overhead from lower sales volume compared to 2019 which was partially offset by favorable product mix.

Selling, General and Administrative (SG&A) Expenses

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Selling, general and administrative expenses	$13,228	$14,154	$(926)	(6.5)%
% of Net sales	14.9%	14.3%

SG&A expenses were $13.2 million and 14.9% of net sales for the third quarter of 2020 compared to $14.1 million and 14.3% of net sales for the same period in 2019. SG&A expenses decreased 6.5% or $0.9 million due to reduced payroll related and travel expenses combined with overall expense management. SG&A expenses as a percentage of sales increased 60 basis points primarily as a result of loss of leverage from lower sales volume.

Operating Income

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Operating income	$9,743	$11,638	$(1,895)	(16.3)%
% of Net sales	10.9%	11.7%

Operating income was $9.7 million for the third quarter of 2020, resulting in an operating margin of 10.9%, compared to operating income of $11.6 million and operating margin of 11.7% for the same period in 2019. Operating margin decreased 80 basis points primarily as a result of loss of leverage from lower sales volume.

Net Income

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Income before income taxes	$8,999	$11,907	$(2,908)	(24.4)%
% of Net sales	10.1%	12.0%
Income taxes	$1,738	$2,132	$(394)	(18.5)%
Effective tax rate	19.3%	17.9%
Net income	$7,261	$9,775	$(2,514)	(25.7)%
% of Net sales	8.2%	9.8%
Earnings per share	$0.28	$0.37	$(0.09)	(24.0)%

The Company’s effective tax rate was 19.3% for the third quarter of 2020 compared to 17.9% for the third quarter of 2019 primarily due to the impact of discrete items.

The decrease in net income in the third quarter of 2020 compared to the same period in 2019 of $2.5 million included a non-cash pension settlement charge of $0.8 million, net of income taxes.

Earnings per share for the third quarter of 2020 included a non-cash pension settlement charge of $0.03 per share.

Nine Months Ended September 30, 2020 vs. Nine Months Ended September 30, 2019

Net Sales

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Net Sales	$266,467	$304,487	$(38,020)	(12.5)%

Net sales for the first nine months of 2020 were $266.5 million compared to net sales of $304.5 million for the first nine months of 2019, a decrease of 12.5% or $38.0 million. Domestic sales decreased 11.2% or $23.7 million and international sales decreased 15.5% or $14.3 million compared to the same period in 2019. Sales have decreased across most of our markets primarily as a result of the COVID-19 pandemic, along with a slowdown in the oil and gas industry.

Sales in our water markets decreased 10.3% or $21.7 million in the first nine months of 2020 compared to the first nine months of 2019. Sales in the agriculture market increased $0.1 million. This increase was offset by sales decreases in the construction market of $12.1 million driven primarily by softness in oil and gas drilling activity, decreases in the repair market of $4.5 million due primarily to the COVID-19 pandemic, and decreases in the municipal market of $3.5 million driven primarily by timing of shipments related to weather and the COVID-19 pandemic. Also, sales in the fire protection market decreased $1.7 million driven primarily by lower international shipments as a result of the COVID-19 pandemic.

Sales in our non-water markets decreased 17.5% or $16.3 million in the first nine months of 2020 compared to the first nine months of 2019 primarily as a result of the COVID-19 pandemic, along with reduced demand from midstream oil and gas customers and softness in oil and gas drilling activity.  Sales in the OEM market decreased $7.1 million, sales in the petroleum market decreased $5.8 million and sales in the industrial market decreased $3.4 million.

International sales were $78.2 million in the first nine months of 2020 compared to $92.5 million in the same period last year and represented 29% and 30% of total sales, respectively. The decrease in international sales was across most of the markets the Company serves.

Cost of Products Sold and Gross Profit

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Cost of products sold	$198,199	$227,190	$(28,991)	(12.8)%
% of Net sales	74.4%	74.6%
Gross Margin	25.6%	25.4%

Gross profit was $68.3 million for the first nine months of 2020, resulting in gross margin of 25.6%, compared to gross profit of $77.3 million and gross margin of 25.4% for the same period in 2019. Gross margin improved 20 basis points due principally to lower material costs of 180 basis points as a result of the stabilization of material costs and favorable product mix.  Gross profit margin improvements were partially offset by the loss of leverage on fixed labor and overhead from lower sales volume compared to 2019.

Selling, General and Administrative (SG&A) Expenses

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Selling, general and administrative expenses	$40,951	$43,505	$(2,554)	(5.9%)
% of Net sales	15.4%	14.3%

SG&A expenses were $41.0 million and 15.4% of net sales for the first nine months of 2020 compared to $43.5 million and 14.3% of net sales for the same period in 2019. SG&A expenses decreased 5.9% or $2.5 million due to reduced payroll related and travel expenses combined with overall expense management. SG&A expenses as a percentage of sales increased 110 basis points primarily as a result of loss of leverage from lower sales volume.

Operating Income

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Operating income	$27,317	$33,792	$(6,475)	(19.2)%
% of Net sales	10.3%	11.1%

Operating income was $27.3 million for the first nine months of 2020, resulting in an operating margin of 10.3%, compared to operating income of $33.8 million and operating margin of 11.1% for the same period in 2019. Operating margin decreased 80 basis points primarily as a result of loss of leverage from lower sales volume partially offset by lower material costs.

Net Income

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Income before income taxes	$22,956	$34,584	$(11,628)	(33.6)%
% of Net sales	8.6%	11.4%
Income taxes	$4,575	$7,107	$(2,532)	(35.6)%
Effective tax rate	19.9%	20.5%
Net income	$18,381	$27,477	$(9,096)	(33.1)%
% of Net sales	6.9%	9.0%
Earnings per share	$0.70	$1.05	$(0.35)	(33.3)%

The Company’s effective tax rate was 19.9% for the first nine months of 2020 compared to 20.5% for the first nine months of 2019 primarily due to favorable discrete items.

The decrease in net income in the first nine months of 2020 compared to the same period in 2019 of $9.1 million included a non-cash pension settlement charge of $3.5 million, net of income taxes.

Earnings per share for the first nine months of 2020 included a non-cash pension settlement charge of $0.13 per share.

Liquidity and Capital Resources

Cash and cash equivalents totaled $93.7 million and there was no outstanding bank debt at September 30, 2020. The Company had $24.7 million available in bank lines of credit after deducting $6.3 million in outstanding letters of credit primarily related to customer orders. The Company was in compliance with its debt covenants, including limits on additional borrowings and maintenance of certain operating and financial ratios, at September 30, 2020 and December 31, 2019.

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

The following table reconciles adjusted earnings before interest, income taxes and depreciation and amortization as reconciled above to free cash flow:

	Nine Months Ended September 30,
	2020	2019
Non-GAAP adjusted earnings before interest, taxes, depreciation and amortization	$36,978	$45,147
Less capital expenditures	(6,258)	(8,027)
Less cash dividends	(11,348)	(10,581)
Non-GAAP free cash flow	$19,372	$26,539

Financial Cash Flow

	Nine Months Ended September 30,
	2020	2019
Beginning of period cash and cash equivalents	$80,555	$46,458
Net cash provided by operating activities	31,428	58,347
Net cash used for investing activities	(6,021)	(7,985)
Net cash used for financing activities	(11,952)	(11,063)
Effect of exchange rate changes on cash	(345)	(55)
Net increase in cash and cash equivalents	13,110	39,244
End of period cash and cash equivalents	$93,665	$85,702

The decrease in cash provided by operating activities in the first nine months of 2020 compared to the same period last year was primarily driven by lower sales volume, increased inventories and lower accounts receivable in the current period.

During the first nine months of 2020 and 2019, investing activities consisted of capital expenditures primarily for machinery and equipment and building improvements of $6.3 million and $8.0 million, respectively.

Net cash used for financing activities for the first nine months of 2020 and 2019 primarily consisted of dividend payments of $11.3 million and $10.6 million, respectively.

As we cannot predict the duration or scope of the COVID-19 pandemic and its impact on our customers and suppliers, the ultimate negative financial impact to our results cannot be reasonably estimated, but could be material. We are actively managing the business to maintain cash flow and reduce expenses, and we have significant liquidity. We believe that these factors will allow us to meet our anticipated funding requirements.

The Company currently expects to continue its exceptional history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.

Critical Accounting Policies

Our critical accounting policies are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the notes to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

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

The Company is subject to market risk associated principally with fluctuations in foreign currency exchange rates. The Company’s foreign currency exchange rate risk is limited primarily to the Euro, Canadian Dollar, South African Rand and British Pound. The Company manages its foreign exchange risk principally through invoicing customers in the same currency as is used in the market of the source of products. The foreign currency transaction gains (losses) for the periods ending September 30, 2020 and 2019 were $(0.4) million and negligible million, respectively, and are reported within Other (expense) income, net on the Consolidated Statements of Income.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020.

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
Exhibit 101

Financial statements from the Quarterly Report on Form 10-Q of The Gorman-Rupp Company for the quarter ended September 30, 2020, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity, and (vi) the Notes to Consolidated Financial Statements.

Exhibit 104	The cover page from the Quarterly Report on Form 10-Q of The Gorman-Rupp Company for the quarter ended September 30, 2020, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Gorman-Rupp Company
(Registrant)
Date: October 26, 2020
	By:	/s/James C. Kerr
James C. Kerr
Vice President and Chief Financial Officer
(Principal Financial Officer)