Form 10-K
period 2020-12-31
GORMAN RUPP CO
filed 2021-03-01
CIK 42682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number 1-6747

THE GORMAN-RUPP COMPANY

(Exact name of Registrant as specified in its charter)

Ohio	34-0253990
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 South Airport Road, Mansfield, Ohio	44903
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (419) 755-1011

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Shares, without par value	GRC	New York Stock Exchange

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes  ☒    No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common shares, without par value, of The Gorman-Rupp Company held by non-affiliates based on the closing sales price as of June 30, 2020 was approximately $621,510,000.

On February 28, 2021, there were 26,109,185 common shares, without par value, of The Gorman-Rupp Company outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Notice of 2021 Annual Meeting of Shareholders and related Proxy Statement are incorporated by reference into Part III (Items 10-14).

The Gorman-Rupp Company and Subsidiaries

Annual Report on Form 10-K

For the Year Ended December 31, 2020

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

Such factors include, but are not limited to: company specific risk factors including (1) loss of key personnel; (2) intellectual property security; (3) acquisition performance and integration; (4) impairment in the value of intangible assets, including goodwill; (5) defined benefit pension plan settlement expense; and (6) family ownership of common equity; and general risk factors including; (7) continuation of the current and projected future business environment, including the duration and scope of the COVID-19 pandemic, the impact of the pandemic and actions taken in response to the pandemic; (8) highly competitive markets; (9) availability and costs of raw materials; (10) cyber security threats; (11) compliance with, and costs related to, a variety of import and export laws and regulations; (12) environmental compliance costs and liabilities; (13) exposure to fluctuations in foreign currency exchange rates; (14) conditions in foreign countries in which The Gorman-Rupp Company conducts business; (15) changes in our tax rates and exposure to additional income tax liabilities; and (16) risks described from time to time in our reports filed with the Securities and Exchange Commission. Except to the extent required by law, we do not undertake and specifically decline any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.

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

PRODUCTS

The Company operates in one business segment, the manufacture and sale of pumps and pump systems. The following table sets forth, for the years 2018 through 2020, the total net sales, income before income taxes and year-end total assets of the Company.

	(Dollars in thousands)
	2020	2019	2018
Net sales	$348,967	$398,179	$414,334
Income before taxes	31,246	45,166	50,316
Total assets	394,457	382,760	368,282

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

Many of the Company’s smallest pumps are sold to customers for incorporation into such products as food processing, chemical processing, medical applications, waste treatment, HVAC equipment, appliances and solar heating.

MARKETING

The Company’s pumps are marketed in the United States and worldwide through a broad network of distributors, through manufacturers’ representatives (for sales to many original equipment manufacturers), through third-party distributor catalogs, direct sales, and commerce. The Company regularly seeks alliances with distributors and other partners to further enhance marketing opportunities. Export sales are made primarily through foreign distributors and representatives. The Company has long-standing relationships with many of the leading independent distributors in the markets it serves and provides specialized training programs to distributors on a regular basis with a focus on meeting the world’s water and wastewater pumping needs.

During 2020, 2019 and 2018, there were no shipments to any single customer that exceeded 10% of total net sales. Gorman-Rupp continued to actively pursue international business opportunities and, in 2020, shipped its pumps to approximately 130 countries around the world. No sales made to customers in any one foreign country amounted to more than 5% of total net sales for 2020, 2019 or 2018.

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

HUMAN CAPITAL

As of December 31, 2020, the Company employed approximately 1,150 persons, of whom approximately 625 were hourly employees.  The majority of the Company’s manufacturing operations take place in the United States, as evidenced by 86% of its employees being in the Company’s U.S. locations and 14% of its employees being in its international locations.

Our approach is to develop talent from within and supplement with external hires.  We invest resources to develop the talent needed to remain a leading designer and manufacturer of pumps and pump systems.  We provide our employees with training opportunities and educational benefits to assist in the expansion of their careers and skills.  This approach has resulted in a deep understanding among our employee base of our business, products, and customers.  We believe that our average tenure of 11.9 years, as of the end of 2020, reflects both the strong engagement of our employees and our positive workplace culture.  The Company has no collective bargaining agreements and has never experienced a work stoppage.

We provide competitive compensation and benefits programs to help meet the needs of our employees.  In addition to salaries, these programs (which vary by country and region) include profit sharing, a 401(k) plan, medical insurance and benefits, health savings accounts, domestic care and flexible savings accounts, paid time off, and tuition assistance, among others.  Certain domestic employees hired prior to January 1, 2008 participate in a defined benefit plan.  Employees hired after this date, in eligible locations, participate in an enhanced 401(k) plan instead of the defined benefit plan.  To create performance incentives and to encourage share ownership by our employees, we have implemented an employee stock purchase plan, which enables eligible employees worldwide to purchase the Company’s common shares at a discount through payroll contributions.

The health and safety of our workforce is fundamental to the success of our business.  We provide our employees upfront and ongoing safety training to ensure that safety policies and procedures are effectively communicated and implemented. We also provide personal protective equipment to those employees who need it to perform their job functions safely.  We have experienced personnel on-site at each of our manufacturing locations who are tasked with environmental, health and personal safety education and compliance, and in certain locations we have an on-site nurse available to our employees for medical needs.

In response to the COVID-19 pandemic, we have enabled employees to work from home where possible.  Because our business involves the manufacturing of essential products, many of our employees are unable to work from home.  In an effort to keep our employees safe and to maintain operations during the pandemic, we have implemented a number of new health-related measures, including social distancing, increased cleaning and sanitation measures, providing additional personal protective equipment, restricting visitor access to our facilities, and limiting in-person meetings and other gatherings.

We are committed to upholding fundamental human rights and believe that all human beings should be treated with dignity, fairness and respect.  We strive to promote inclusion and diversity in the workplace, engage with our communities, and encourage our suppliers to treat their employees in a manner that respects human rights.  We utilize an on-line platform to provide training to all employees worldwide in key areas such as harassment and discrimination prevention and our code of conduct.  We also internally publicize the availability of an anonymous ethics hotline through which any employee may report any ethics, safety or other employment concerns.

OTHER ASPECTS

Although the Company owns a number of patents, several of which are important to its business, the Company does not consider its business to be materially dependent upon any one or more patents. The Company’s patents, trademarks and other intellectual property are adequate for its business purposes.

AVAILABLE INFORMATION

The Company maintains a website accessible through its internet address of www.gormanrupp.com. Gorman-Rupp makes available free of charge on or through www.gormanrupp.com its Annual Report to Shareholders, its annual Proxy Statement, its annual report on Form 10-K, its quarterly reports on Form 10-Q, and its current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after those reports (and any amendments) are electronically filed with or furnished to the Securities and Exchange Commission (“Commission”). However, the information contained on the Company’s website is not a part of this Form 10-K or any other report filed with or furnished to the Commission.

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

COMPANY SPECIFIC RISK FACTORS

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

In 2020 and 2018, the Company recorded pre-tax non-cash pension settlement charges of $4.6 million and $2.9 million respectively, driven by lump-sum distributions discussed above. There was no pension settlement charge recorded in 2019. See Note 9 to the Consolidated Financial Statements, Pensions and Other Postretirement Benefits.

Family ownership of common equity

A substantial percentage of the Company’s common shares is held by various members of the Gorman family and their respective affiliates. Because of this concentrated ownership relative to many other publicly-traded companies, the market price of the Company’s common shares may be influenced by lower trading volume and therefore more susceptible to price fluctuations than many other companies’ shares. If any one or more of the Company’s significant shareholders were to sell all or a portion of their holdings of Company common shares at once or within short periods of time, or there was an expectation that such a sale was imminent, then the market price of the Company’s common shares could be negatively affected.

GENERAL RISK FACTORS

The COVID-19 Pandemic

Our business has been, and may continue to be, materially and adversely affected by the present coronavirus (or COVID-19) pandemic. The pandemic has disrupted our operations and may continue to affect our business, including through government imposed mandatory closures, work-from-home orders, social distancing protocols, voluntary facility closures and other government restrictions that, to the extent required, could materially adversely affect our ability to adequately staff and maintain our operations. While we have largely avoided facility closures and production disruptions thus far, we may experience temporary facility closures in response to government mandates in certain jurisdictions in which we operate or in response to positive diagnoses for COVID-19 in certain facilities for the safety of our employees.  Our supply chain has thus far remained largely intact, however, if the COVID-19 pandemic persists or worsens, it may increase disruption to our supply chain and materially adversely impact our ability to secure supplies for our facilities and production, and to provide personal protective equipment for our employees, which could materially adversely affect our operations. There may also be long-term negative economic effects on our customers in, and the economies of, affected countries. Any of the foregoing within the countries in which we or our customers and suppliers operate may severely disrupt our operations and have a material adverse effect on our business, results of operations, cash flows and financial condition. In addition, future changes in the Company’s cost of capital, expected cash flows, or other factors as a result of the above may cause the Company’s goodwill to be impaired, resulting in a non-cash charge against results of operations to write down goodwill for the amount of the impairment. The negative financial impact to our future results cannot be reasonably estimated, but could be material.

Our internal controls may also be impacted by the COVID-19 pandemic. A large portion of our financial and accounting personnel have been required to work from home for extended periods due to the pandemic, requiring them to adapt to new or modified processes, procedures, and controls. These changes could potentially negatively impact our internal controls over financial reporting.

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

Availability and costs of raw materials

The Company could be adversely affected by raw material price volatility or an inability of its suppliers to meet quality and delivery requirements. We are required to maintain sufficient inventories to accommodate the needs of our customers, often with short lead times. Our business could be adversely affected if we fail to source and maintain adequate inventory levels. Raw material and energy expenses are substantial drivers of costs in the manufacture of pumps and changes in these costs are often unpredictable. While the Company manufactures certain parts and components used in its products, the Company’s business requires substantial amounts of raw materials, parts and components to be purchased from suppliers. The availability and prices of raw materials, parts and components purchased from the Company’s suppliers may be subject to curtailment or change due to, among other things, suppliers’ allocations to other purchasers, interruptions in production or deliveries by suppliers, changes in exchange rates, tariffs, changes in duty rates and changes in other trade barriers and import and export licensing requirements. The Company may not be able to pass along any increased material costs to customers for competitive or other reasons. A change in the availability of, or increases in the price for, these raw materials, parts and components could materially affect our business, financial condition, results of operations or cash flows.

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

Environmental compliance costs and liabilities

The Company’s operations and properties are subject to numerous domestic and foreign environmental laws and regulations which can impose operating and/or financial sanctions for violations. Moreover, environmental and sustainability initiatives, practices, rules and regulations are under increasing scrutiny of both governmental and non-governmental bodies and may require changes to the Company’s operational practices, standards and expectations and, in turn, increase the Company’s compliance costs. Periodically, the Company has incurred, and it expects to continue to incur, operating and capital costs to comply with environmental requirements. The Company monitors its environmental responsibilities, together with trends in the related laws, and believes it is in substantial compliance with current regulations. If the Company is required to incur increased compliance costs or violates environmental laws or regulations, future environmental compliance expenditures or liabilities could have a material adverse effect on our financial condition, results of operations or cash flows.

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

Conditions in foreign countries in which the Company conducts business

In 2020, 29% of the Company’s net sales were to customers outside the United States. The Company expects its international and export sales to continue to be a significant portion of its revenue and it has placed a particular emphasis on increasing its growth and presence internationally. The Company’s sales from international operations and export sales are subject, in varying degrees, to risks inherent to doing business outside the United States. These risks include, but are not limited to, the following, some of which are further addressed in our other Risk Factors:

●	Possibility of unfavorable circumstances arising from host country laws or regulations;
●	Currency exchange rate fluctuations and restrictions on currency repatriation;
●	Potential negative consequences from changes to taxation policies;
●	Disruption of operations from labor or political disturbances, or public health crises;
●	Changes in tariffs, duty rates, and other trade barriers and import and export licensing requirements;
●	Increased costs and risks of developing, staffing and simultaneously managing a number of global operations as a result of distance as well as language and cultural differences; and
●	Insurrections, armed conflicts, terrorism or war.

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

The Company’s principal production operations are:

United States
Mansfield (two) and Bellville, Ohio	Royersford, Pennsylvania (two)	Olive Branch, Mississippi
Toccoa, Georgia	Glendale, Arizona	Lubbock, Texas

Other Countries
St. Thomas, Ontario, Canada	County Westmeath, Ireland	Waardenburg, The Netherlands
Johannesburg, South Africa	Namur, Belgium

The Company owns a facility in Dallas, Texas comprising a training center and warehouse. In addition, the Company leases a warehouse facility in Jebal Ali, Dubai.

Gorman-Rupp considers its plants, machinery and equipment to be well maintained, in good operating condition and adequate for the present uses and business requirements of the Company.

ITEM 3.   LEGAL PROCEEDINGS

For over twenty years, numerous business entities in the pump and fluid-handling industries, as well as a multitude of companies in many other industries, have been targeted in a series of lawsuits in several jurisdictions by various individuals seeking redress to claimed injury as a result of the entities’ alleged use of asbestos in their products. Since 2001, the Company and some of its subsidiaries have been involved in this mass-scaled litigation, typically as one of many co-defendants in a particular proceeding. The allegations in the lawsuits involving the Company and/or its subsidiaries have been vague, general and speculative. Most of these lawsuits have been dismissed without advancing beyond the early stage of discovery, some as a result of nominal monetary settlements recommended for payment by the Company's insurers. The claims and related legal expenses generally have been covered by the Company's insurance, subject to applicable deductibles and limitations. Accordingly, this series of lawsuits has not, cumulatively or individually, had a material adverse impact on the Company's consolidated results of operations, liquidity or financial condition, nor is it expected to have any such impact in the future, based on the current knowledge of the Company.

In addition, the Company and/or its subsidiaries are parties in a small number of legal proceedings arising in the ordinary course of business. Management does not currently believe that these proceedings will materially impact the Company’s consolidated results of operations, liquidity or financial condition.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth certain information with respect to the executive officers of the Company as of January 29, 2021:

Name	Age	Office	Date Elected to Executive Office Position
Jeffrey S. Gorman	68	Chairman and Chief Executive Officer	1998
Scott A. King	46	President and Chief Operating Officer	2019
James C. Kerr	58	Executive Vice President and Chief Financial Officer	2017
Brigette A. Burnell	45	Senior Vice President, General Counsel and Corporate Secretary	2014

Mr. Gorman was elected Chairman of the Board on April 25, 2019 and has served as Chief Executive Officer since May 1, 1998. He also served as President from 1998 to 2020 after having served as Senior Vice President since 1996. Mr. Gorman also held the position of General Manager of the Gorman-Rupp Pumps USA division from 1989 through 2005. He served as Assistant General Manager from 1986 to 1988; and he held the office of Corporate Secretary from 1982 to 1990. He has served as a Director of the Company continuously since 1989.

Mr. King was elected President effective January 1, 2021 in addition to his role as Chief Operating Officer after previously serving as Vice President and Chief Operating Officer since April 25, 2019. Mr. King also previously served as Vice President of Operations effective March 1, 2018 and as Vice President from April 1, 2017 to February 28, 2018. Mr. King previously held positions with the Gorman-Rupp Pumps USA division of the Company as Vice President and General Manager from January 1, 2014 until March 31, 2017, Vice President of Operations from June 1, 2010 until December 31, 2013, Director of Manufacturing from July 1, 2007 until May 31, 2010 and Manufacturing Manager from November 1, 2004 until June 30, 2007.

Mr. Kerr was elected Executive Vice President and Chief Financial Officer effective January 1, 2021 after previously serving as Vice President and Chief Financial Officer since March 1, 2018. Mr. Kerr previously served as Chief Financial Officer effective January 1, 2017 and as Vice President of Finance from July 18, 2016 to December 31, 2016. Prior to 2016, Mr. Kerr served as both Executive Vice President and Chief Financial Officer of Jo-Ann Stores from 2006 to 2015 and as Vice President, Controller of Jo-Ann Stores from 1998 to 2006.

Ms. Burnell was elected Senior Vice President, General Counsel and Corporate Secretary effective January 1, 2021 after previously serving as Vice President, General Counsel and Corporate Secretary since March 1, 2018. Ms. Burnell previously served as General Counsel effective May 1, 2015 and as Corporate Secretary effective May 1, 2014. Ms. Burnell previously served as Corporate Counsel effective May 1, 2014. Ms. Burnell joined the Company as Corporate Attorney on January 2, 2014. Prior to 2014, Ms. Burnell served as Corporate Counsel of Red Capital Group from 2011 to 2013 and as an Associate at Jones Day from 2002 to 2011.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is listed on the New York Stock Exchange under the ticker symbol “GRC”. On February 1, 2021, there were 1,546 registered holders of the Company’s common shares.

The Company currently expects to continue its exceptional history of paying regular quarterly dividends, and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on an assessment of the Company’s financial condition and business outlook at the applicable time.

PERFORMANCE GRAPH

The following stock price performance graph and related table compares the cumulative total returns (assuming reinvestment of dividends) on $100 invested on December 31, 2015 through December 31, 2020 in the Company’s common shares, the NYSE Composite Index, the NYSE American Index and a peer group of companies in the SIC Code 3561 Index — Pumps and Pumping Equipment. The stock price performance graph and related table is not necessarily indicative of future investment performance. This graph is not deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the graph shall not be deemed to be incorporated by reference into any prior or subsequent filing by us under the Securities Act of 1933, as amended, or the Exchange Act.

	2015	2016	2017	2018	2019	2020
The Gorman-Rupp Company	100.00	117.67	120.59	134.80	158.60	139.78
NYSE Composite	100.00	112.08	133.26	121.53	152.81	163.49
NYSE American	100.00	110.64	131.16	115.73	131.61	121.73
SIC Code 3561	100.00	124.89	163.48	148.88	198.68	232.12

ITEM 6. SELECTED FINANCIAL DATA

Five-Year Summary of Selected Financial Data

(Dollars in thousands, except per share amounts)

	2020	2019	2018		2017	2016
Operating Results
Net sales	$348,967	$398,179	$414,334		$379,389	$382,071
Gross profit	89,555	102,675	109,921		101,208	92,528
Income taxes	6,058	9,351	10,337		12,823	11,599
Net income	25,188	35,815	39,979		26,555	24,883
Depreciation and amortization	12,692	13,749	14,484		15,053	15,529
Return on net sales (%)	7.2	9.0	9.6		7.0	6.5
Sales dollars per employee	304.5	331.5	349.1		327.9	313.2
Income dollars per employee	22.0	29.8	33.7		23.0	20.4
Financial Position
Current assets	$246,821	$227,665	$208,686		$227,934	$203,900
Current liabilities	38,501	45,495	48,465		45,696	49,352
Working capital	208,320	182,170	160,221		182,238	154,548
Current ratio	6.4	5.0	4.3		5.0	4.1
Property, plant and equipment, net	$108,666	$111,779	$113,493		$117,071	$122,067
Capital additions	7,999	10,912	10,947		7,754	6,877
Total assets	394,457	382,760	368,282		395,015	382,818
Equity	315,513	307,878	293,132		325,495	302,888
Dividends paid	15,394	14,370	65,551	(1)	12,268	11,218
Average number of employees	1,146	1,201	1,187		1,157	1,220
Shareholder Information
Earnings per share	$0.97	$1.37	$1.53		$1.02	$0.95
Cash dividends per share	0.59	0.55	2.51	(1)	0.47	0.43
Equity per share at December 31	12.09	11.78	11.22		12.47	11.61
Average number of shares outstanding	26,092,576	26,127,168	26,112,138		26,100,865	26,087,721

(1) Includes a special dividend of $52,234 or $2.00 per share.

Summary of Quarterly Results of Operations

(Dollars in thousands, except per share amounts)

Quarter Ended 2020	Net Sales	Gross Profit	Net Income	Earnings per Share
First quarter	$91,671	$23,448	$5,486	$0.21
Second quarter	85,814	21,849	5,634	0.22
Third quarter	88,982	22,971	7,261	0.28
Fourth quarter	82,500	21,287	6,807	0.26
Total	$348,967	$89,555	$25,188	$0.97

Quarter Ended 2019	Net Sales	Gross Profit	Net Income	Earnings per Share
First quarter	$96,859	$23,313	$7,222	$0.28
Second quarter	108,330	28,192	10,480	0.40
Third quarter	99,298	25,792	9,775	0.37
Fourth quarter	93,692	25,378	8,338	0.32
Total	$398,179	$102,675	$35,815	$1.37

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in tables in thousands of dollars, except for per share data)

Executive Overview

The following discussion of Results of Operations includes certain non-GAAP financial data and measures such as adjusted earnings before interest, taxes, depreciation and amortization and adjusted earnings per share amounts which exclude non-cash pension settlement charges in 2020 and 2018. Management utilizes these adjusted financial data and measures to assess comparative operations against those of prior periods without the distortion of non-comparable factors. The Gorman-Rupp Company believes that these non-GAAP financial data and measures also will be useful to investors in assessing the strength of the Company’s underlying operations from period to period. Provided below is a reconciliation of adjusted earnings per share amounts and adjusted earnings before interest, taxes, depreciation and amortization.

	2020	2019	2018
Adjusted earnings per share:
Reported earnings per share – GAAP basis	$0.97	$1.37	$1.53
Plus pension settlement charge	0.14	-	0.08
Non-GAAP adjusted earnings per share	$1.11	$1.37	$1.61

Adjusted earnings before interest, taxes, depreciation and amortization:
Reported net income – GAAP basis	$25,188	$35,815	$39,979
Plus interest	18	1	1
Plus income taxes	6,058	9,351	10,337
Plus depreciation and amortization	12,692	13,749	14,484
Non-GAAP earnings before interest, taxes, depreciation and amortization	43,956	58,916	64,801
Plus pension settlement charge	4,583	-	2,852
Non-GAAP adjusted earnings before interest, taxes, depreciation and amortization	$48,539	$58,916	$67,653

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

The Company places a strong emphasis on cash flow generation and maintaining excellent liquidity and financial flexibility. This focus has afforded us the ability to reinvest our cash resources and preserve a strong balance sheet to position us for future acquisition and product development opportunities. The Company had no bank debt as of December 31, 2020. The $154.5 million of aggregate cash generated by operating activities over the past three years was utilized primarily to pay dividends, including a special dividend of $2.00 per share paid on December 10, 2018, and the purchase of productivity-enhancing capital equipment. The Company’s cash position increased $27.6 million during 2020 to $108.2 million at December 31, 2020.

The Company generated $48.5 million in adjusted earnings before interest, taxes, depreciation and amortization during 2020. From these earnings, the Company invested $8.0 million primarily in buildings, machinery and equipment and returned $15.4 million in dividends to shareholders.

Capital expenditures for 2021 are planned to be in the range of $15-$20 million primarily for building improvements and machinery and equipment purchases, and are expected to be financed through internally-generated funds.

Net sales for 2020 were $349.0 million compared to $398.2 million for 2019, a decrease of 12.4% or $49.2 million. Domestic sales decreased 10.3% or $28.4 million while international sales decreased 17.0% or $20.8 million compared to 2019. Sales have decreased across most of our markets primarily as a result of the COVID-19 pandemic, along with a slowdown in the oil and gas industry.

Gross profit was $89.6 million for 2020, resulting in gross margin of 25.7%, compared to gross profit of $102.7 million and gross margin of 25.8% for 2019. Gross margin decreased 10 basis points largely due to an unfavorable LIFO impact of 60 basis points compared to 2019 and decreased 120 basis points from the loss of leverage on fixed labor and overhead attributable to lower sales volume. Largely offsetting these items were lower material costs of 170 basis points compared to 2019.

SG&A expenses were $53.8 million and 15.4% of net sales for 2020 compared to $58.8 million and 14.8% of net sales for 2019. SG&A expenses decreased 8.6% or $5.0 million due to reduced payroll related and travel expenses combined with overall expense management. SG&A expenses as a percentage of sales increased 60 basis points primarily as a result of loss of leverage from lower sales volume.

Operating income was $35.8 million for 2020, resulting in an operating margin of 10.2%, compared to operating income of $43.8 million and operating margin of 11.0% for 2019. Operating margin decreased 80 basis points primarily as a result of loss of leverage from lower sales volume.

Other income (expense), net was $4.5 million of expense for 2020 compared to income of $1.3 million for the same period in 2019. The increase to expense was due primarily to non-cash pension settlement charges of $4.6 million.

Net income was $25.2 million for 2020 compared to $35.8 million in 2019, and earnings per share were $0.97 for 2020 and $1.37 for 2019. Earnings per share in 2020 included a non-cash pension settlement charge of $0.14 per share. In 2019, earnings benefited from a favorable LIFO impact of $0.04 per share.

The Company’s backlog of orders was $113.1 million at December 31, 2020 compared to $105.0 million at December 31, 2019, an increase of 7.7%. Approximately 91% of the Company’s backlog of unfilled orders is scheduled to be shipped during 2021, with the remainder principally during the first half of 2022.

Incoming orders decreased 8.7% for the full year and decreased 4.3% for the fourth quarter of 2020 compared to the same periods in 2019. Incoming orders were down across most markets the Company serves driven primarily by the COVID-19 pandemic and a slowdown in the oil and gas industry. However, incoming orders for the fourth quarter of 2020 increased 16.0% compared to the third quarter of 2020.

On January 28, 2021, the Board of Directors authorized the payment of a quarterly dividend of $0.155 per share, representing the 284th consecutive quarterly dividend to be paid by the Company. During 2020, the Company again paid increased dividends and thereby attained its 48th consecutive year of increased dividends. These consecutive years of increases continue to position Gorman-Rupp in the top 50 of all U.S. public companies with respect to number of years of increased dividend payments. The regular dividend yield at December 31, 2020 was 1.9%.

The Company currently expects to continue its exceptional history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.

Outlook

Despite the unprecedented global challenges of COVID-19, we ended 2020 in strong financial condition and well positioned for the future.  While the ongoing impact of the global pandemic on the economy remains uncertain, we are prepared for the eventual recovery. We have continued to focus on our long-term strategic initiatives across our diverse markets, built on our strong inventory position while also maintaining our highly skilled workforce.

We begin 2021 with an increase in backlog from the same time last year, however we expect sales during the first half of the year to continue to be challenging due to the worldwide pandemic. During this time we will continue to manage our SG&A expenses, while at the same time remaining focused on initiatives that will contribute to our long term growth.   Our balance sheet, cash position and ongoing positive cash flow allow us to continue to look for the right opportunities that will supplement our growth for new and existing products and markets. Our outlook for the longer term remains very positive.

Results of Operations – 2020 Compared to 2019:

Net Sales

	Year Ended
	December 31,
	2020	2019	$ Change	% Change
Net sales	$348,967	$398,179	$(49,212)	(12.4)%

Net sales for 2020 were $349.0 million compared to $398.2 million for 2019, a decrease of 12.4% or $49.2 million. Domestic sales decreased 10.3% or $28.4 million while international sales decreased 17.0% or $20.8 million compared to 2019. Sales have decreased across most of our markets primarily as a result of the COVID-19 pandemic, along with a slowdown in the oil and gas industry.

Sales in our water markets decreased 9.4% or $25.9 million in 2020 compared to 2019. Sales in the agriculture market increased $1.5 million. This increase was offset by decreases in the construction market of $11.3 million driven primarily by softness in oil and gas drilling activity. Decreases in the repair market of $5.6 million, municipal market of $5.3 million, and fire protection market of $5.2 million were a result of the COVID-19 pandemic.

Sales in our non-water markets decreased 18.9% or $23.3 million in 2020 compared to 2019 primarily as a result of the COVID-19 pandemic, along with reduced demand from midstream and downstream oil and gas customers and softness in oil and gas drilling activity. Sales in the OEM market decreased $8.3 million, sales in the industrial market decreased $7.8 million and sales in the petroleum market decreased $7.2 million.

International sales were $102.1 million in 2020 compared to $122.9 million in 2019 and represented 29% and 31% of total sales for the Company, respectively. International sales decreased most notably in the fire protection and all non-water markets.

Cost of Products Sold and Gross Profit

	Year Ended
	December 31,
	2020	2019	$ Change	% Change
Cost of products sold	$259,412	$295,504	$(36,092)	(12.2)%
% of Net sales	74.3%	74.2%
Gross margin	25.7%	25.8%

Gross profit was $89.6 million for 2020, resulting in gross margin of 25.7%, compared to gross profit of $102.7 million and gross margin of 25.8% for 2019. Gross margin decreased 10 basis points largely due to an unfavorable LIFO impact of 60 basis points compared to 2019 and decreased 120 basis points from the loss of leverage on fixed labor and overhead attributable to lower sales volume. Largely offsetting these items were lower material costs of 170 basis points compared to 2019.

Selling, General and Administrative (SG&A) Expenses

	Year Ended
	December 31,
	2020	2019	$ Change	% Change
Selling, general and administrative expenses	$53,802	$58,835	$(5,033)	(8.6)%
% of Net sales	15.4%	14.8%

SG&A expenses were $53.8 million and 15.4% of net sales for 2020 compared to $58.8 million and 14.8% of net sales for 2019. SG&A expenses decreased 8.6% or $5.0 million due to reduced payroll related and travel expenses combined with overall expense management. SG&A expenses as a percentage of sales increased 60 basis points primarily as a result of loss of leverage from lower sales volume.

Operating Income

	Year Ended
	December 31,
	2020	2019	$ Change	% Change
Operating income	$35,753	$43,840	$(8,087)	(18.4)%
% of Net sales	10.2%	11.0%

Operating income was $35.8 million for 2020, resulting in an operating margin of 10.2%, compared to operating income of $43.8 million and operating margin of 11.0% for 2019. Operating margin decreased 80 basis points primarily as a result of loss of leverage from lower sales volume.

Net Income

	Year Ended
	December 31,
	2020	2019	$ Change	% Change
Income before income taxes	$31,246	$45,166	$(13,920)	(30.8)%
% of Net sales	8.9%	11.3%
Income taxes	$6,058	$9,351	$(3,293)	(35.2)%
Effective tax rate	19.4%	20.7%
Net income	$25,188	$35,815	$(10,627)	(29.7)%
% of Net sales	7.2%	9.0%
Earnings per share	$0.97	$1.37	$(0.40)	(29.2)%

The Company’s effective tax rate was 19.4% for 2020 compared to 20.7% for 2019. The effective tax rate for 2020 was impacted by an increased benefit from credits and permanent items over a lower pretax income as well as a favorable tax rate benefit on foreign operations. We expect our effective tax rate for 2021 to be between 21.0% and 23.0%.

The decrease of $10.6 million in net income in 2020 compared to 2019 was due primarily to lower sales volume and a non-cash pension settlement charge of $3.7 million net of income taxes. Net income in 2019 included a favorable LIFO impact of $0.9 million.

Earnings per share in 2020 included a non-cash pension settlement charge of $0.14 per share. In 2019, earnings benefited from a favorable LIFO impact of $0.04 per share.

Results of Operations – 2019 Compared to 2018:

Net Sales

	Year Ended
	December 31,
	2019	2018	$ Change	% Change
Net sales	$398,179	$414,334	$(16,155)	(3.9)%

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

Cost of Products Sold and Gross Profit

	Year Ended
	December 31,
	2019	2018	$ Change	% Change
Cost of products sold	$295,504	$304,413	$(8,909)	(2.9)%
% of Net sales	74.2%	73.5%
Gross margin	25.8%	26.5%

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

Selling, General and Administrative (SG&A) Expenses

	Year Ended
	December 31,
	2019	2018	$ Change	% Change
Selling, general and administrative expenses	$58,835	$59,282	$(447)	(0.8)%
% of Net sales	14.8%	14.3%

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

Operating Income

	Year Ended
	December 31,
	2019	2018	$ Change	% Change
Operating income	$43,840	$50,639	$(6,799)	(13.4)%
% of Net sales	11.0%	12.2%

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

Net Income

	Year Ended
	December 31,
	2019	2018	$ Change	% Change
Income before income taxes	$45,166	$50,316	$(5,150)	(10.2)%
% of Net sales	11.3%	12.1%
Income taxes	$9,351	$10,337	$(986)	(9.5)%
Effective tax rate	20.7%	20.5%
Net income	$35,815	$39,979	$(4,164)	(10.4)%
% of Net sales	9.0%	9.6%
Earnings per share	$1.37	$1.53	$(0.16)	(10.5)%

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

Liquidity and Sources of Capital

Cash and cash equivalents totaled $108.2 million and there was no outstanding bank debt at December 31, 2020. In addition, at December 31, 2020, the Company had $24.5 million of borrowing capacity available in bank lines of credit after deducting $6.5 million in outstanding letters of credit primarily related to customer orders. The Company was in compliance with its debt covenants, including limits on additional borrowings and maintenance of certain operating and financial ratios, at all times in 2020 and 2019.

Capital expenditures for 2021, which are expected to consist principally of machinery and equipment purchases and building improvements, are estimated to be in the range of $15 - $20 million and are expected to be financed through internally generated funds. During 2020, 2019 and 2018, the Company financed its capital improvements and working capital requirements principally through internally generated funds.

We expect to continue to generate cash in excess of our operating needs. We believe we have adequate funds on hand and sufficient borrowing capacity to execute our financial and operating strategy.

The Company expects to contribute up to $2.0 million to its defined benefit pension plan in 2021.

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

The following table reconciles adjusted earnings before interest, income taxes and depreciation and amortization as reconciled above to free cash flow:

	2020	2019	2018
Non-GAAP adjusted earnings before interest, taxes, depreciation and amortization	$48,539	$58,916	$67,653
Less capital expenditures	(7,999)	(10,912)	(10,947)
Less cash dividends	(15,394)	(14,370)	(65,551)
Non-GAAP free cash flow	$25,146	$33,634	$(8,845)

Financial Cash Flow

	Year Ended
	December 31,
	2020	2019	2018
Beginning of period cash and cash equivalents	$80,555	$46,458	$79,680
Net cash provided by operating activities	51,162	62,174	41,210
Net cash used for investing activities	(7,704)	(10,847)	(7,468)
Net cash used for financing activities	(16,136)	(17,363)	(65,551)
Effect of exchange rate changes on cash	326	133	(1,413)
Net increase (decrease) in cash and cash equivalents	27,648	34,097	(33,222)
End of period cash and cash equivalents	$108,203	$80,555	$46,458

The change in cash provided by operating activities in 2020 compared to 2019 was primarily due to lower income in 2020 compared to 2019 driven by decreased sales. Cash outflows increased due to a reduction in accounts payable primarily from reduced SG&A spend, increased inventory to prepare for customer demand, and increased pension contributions. These cash outflows were offset by cash inflows from reduced accounts receivable driven by decreased sales and a higher deferred tax provision. The change in cash provided by operating activities in 2019 compared to 2018 was primarily due to lower inventories driven by a planned inventory reduction and a decrease in accounts receivable driven by lower sales volume. In addition, prepaid income taxes decreased and the Company did not make any pension contributions in 2019. These positive effects on cash flow were offset by a decrease in commissions payable driven by lower sales volume.

During 2020, investing activities of $7.7 million primarily consisted of $8.0 million of capital expenditures for buildings, machinery and equipment. During 2019, investing activities of $10.8 million primarily consisted of $10.9 million of capital expenditures for buildings, machinery and equipment. During 2018, investing activities of $7.5 million primarily consisted of a $3.0 million decrease in short-term investments and $10.9 million of capital expenditures for machinery and equipment offset by $0.5 million of proceeds from the sale of property, plant and equipment.

During 2020, financing activities of $16.1 million consisted of dividend payments of $15.4 million. During 2019, financing activities of $17.4 million consisted of dividend payments of $14.4 million and a privately-arranged market value purchase of Company shares in the amount of $2.5 million from a Rupp family estate. Net cash used for financing activities consisted of dividend payments of $65.6 million during 2018, including $52.2 million related to a special dividend.

The Company currently expects to continue its exceptional history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.

Contractual Obligations

Capital commitments in the table below include contractual commitments to purchase machinery and equipment that have been approved by the Board of Directors. The capital commitments do not represent the entire anticipated purchases in the future, but represent only those substantive items for which the Company is contractually obligated as of December 31, 2020. Also, the Company has operating leases and two financing leases for certain offices, manufacturing facilities, land, office equipment and automobiles. Rental expenses relating to these leases were $0.9 million in 2020 and $1.0 million in both 2019 and 2018.

The following table summarizes the Company’s contractual obligations at December 31, 2020:

	Payment Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital commitments	$27	$27	$-	$-	$-
Leases	1,750	751	895	98	6
Total	$1,777	$778	$895	$98	$6

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

The transaction price for a customer contract is allocated to each distinct performance obligation and recognized as revenue when, or as, the Company’s performance obligation is satisfied. All of the Company's performance obligations, and associated revenue, are generally satisfied at a point in time, with the exception of certain highly customized pump products, which are satisfied over time as work progresses.

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

Allowance for Doubtful Accounts

The Company evaluates the collectability of its accounts receivable based on a combination of factors including both current and historical information. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations to the Company (e.g., bankruptcy filings, substantial downgrading of credit scores), the Company records a specific allowance for bad debts against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes allowances for bad debts primarily based on the length of time the receivables are past due. If circumstances change (e.g., an unexpected material adverse change in a large customer’s ability to meet its financial obligations), the Company’s estimates of the recoverability of amounts due could be reduced by a material amount. Historically, the Company’s collection history has been good.

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

The discount rates used to value pension plan obligations were 1.97% and 2.83% at December 31, 2020 and 2019, respectively. The discount rates used to value postretirement obligations were 2.25% and 3.08% at December 31, 2020 and 2019, respectively. The discount rates were determined by constructing a zero-coupon spot yield curve derived from a universe of high-quality bonds as of the measurement date. The expected rate of return on pension assets is designed to be a long-term assumption that will be subject to year-to-year variability. The rate for 2020 was 5.36% and 2019 was 5.37%. Actual pension plan asset performance will either reduce or increase unamortized losses included in Accumulated other comprehensive loss, which will ultimately affect net income. The assumed rate of compensation increase was 3.50% in 2020 and 2019.

Substantially all retirees elect to take lump sum settlements of their pension plan benefits. When interest rates are low as they have been the last five years, this subjects the Company to the risk of exceeding an actuarial threshold computed on an annual basis and triggering a GAAP-required non-cash pension settlement loss, which occurred in 2020 and 2018.

The assumption used for the rate of increase in medical costs over the next five years was 5% in 2020 and unchanged in 2019.

Income Taxes

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

The Company is subject to income taxes in the U.S. federal and various state, local and foreign jurisdictions. Income tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2016.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense for all periods presented. The Company accrued approximately $0.2 million, $0.3 million and $0.2 million for the payment of interest and penalties at December 31, 2020, 2019 and 2018, respectively.

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

The Company performed a qualitative analyses as of October 1, 2020 and 2019 for all of its reporting units except for one and concluded that it is more likely than not that the fair value of the reporting units continues to exceed the respective carrying amounts.

The Company performed a quantitative impairment analysis as of October 1, 2020 for the National Pump Company (“National”) reporting unit and concluded that National’s fair value exceeded its carrying value by approximately 31% and therefore was not impaired. A sensitivity analysis was performed for the National reporting unit, assuming a hypothetical 100 basis point decrease in the expected long-term growth rate or a hypothetical 100 basis point increase in the weighted average cost of capital, and both scenarios independently yielded an estimated fair value for the National reporting unit above carrying value. If National fails to experience growth or revises its long-term projections downward, it could be subject to impairment charges in the future. Goodwill relating to the National reporting unit is $13.6 million, 3.4% of the Company’s December 31, 2020 total assets. See Note 10 to the Consolidated Financial Statements, Goodwill and Other Intangible Assets.

Other indefinite-lived intangible assets primarily consist of trademarks and trade names. The fair value of these assets is also tested annually for impairment as of October 1, or whenever events or changes in circumstances indicate there may be a possible permanent loss of value. The fair value of these assets is determined using a royalty relief methodology similar to that employed when the associated assets were acquired, but using updated estimates of future sales, cash flows and profitability. For 2020 and 2019, the fair value of all indefinite lived intangible assets exceeded the respective carrying values.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk associated principally with fluctuations in foreign currency exchange rates. The Company’s foreign currency exchange rate risk is limited primarily to the Euro, Canadian Dollar, South African Rand and British Pound. The Company manages its foreign exchange risk principally through invoicing customers in the same currency as is used in the market of the source of products. The foreign currency transaction gains (losses) for the periods ending December 31, 2020, 2019 and 2018 were $0.3 million, $0.1 million and $(0.8) million, respectively, and are reported within Other (expense) income, net on the Consolidated Statements of Income.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Gorman-Rupp Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Gorman-Rupp Company (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

National Pump Company Goodwill Impairment Evaluation

Description of the Matter

At December 31, 2020, the Company’s total goodwill was $27.5 million, of which, $13.6 million related to the National Pump Company reporting unit. Goodwill is assigned to the Company’s reporting units as of the acquisition date. As discussed in Note 1 and Note 10 of the consolidated financial statements, goodwill is tested for impairment at least annually on October 1 at the reporting unit level, or when events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For 2020, the Company used a quantitative analysis for the annual goodwill impairment testing for its National Pump Company reporting unit. The Company uses an income and market approach in its quantitative impairment tests. National Pump Company goodwill is susceptible to impairment due to the narrow difference between its estimated fair value and carrying value.

Auditing the Company’s National Pump Company quantitative goodwill impairment evaluation was complex and highly judgmental due to the significant estimation required in determining the fair value of the reporting unit. In particular, the fair value estimate using the income approach was sensitive to significant assumptions such as the weighted average cost of capital, discrete revenue growth rates, terminal period revenue growth rate, and profitability assumptions. Elements of these significant assumptions are forward-looking and could be affected by future economic conditions and/or changes in consumer preferences.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s National Pump Company reporting unit goodwill impairment review process, including controls over the significant assumptions mentioned above.

To test the estimated fair value used in the Company’s National Pump Company reporting unit goodwill impairment analysis, we performed audit procedures that included, among others, assessing fair value methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. For example, we compared the significant assumptions used by management to current industry and economic trends, changes to the Company’s business model, and other relevant factors. We assessed the historical accuracy of management’s estimates. We also performed sensitivity analyses of significant assumptions, including the weighted average cost of capital and terminal period revenue growth rate, to evaluate the changes in fair value that would result from changes in the assumptions and the potential impact on the Company’s conclusion of whether or not the goodwill was impaired. In addition, we involved our valuation specialist to assist with our evaluation of the methodology used by the Company and significant assumptions, including, among others, the weighted average cost of capital.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since at least 1967, but we are unable to determine the specific year.

Cleveland, Ohio

March 1, 2021

The Gorman-Rupp Company

Consolidated Statements of Income

	Year Ended December 31,
(Dollars in thousands, except share and per share amounts)	2020	2019	2018

Net sales	$348,967	$398,179	$414,334

Cost of products sold	259,412	295,504	304,413
Gross profit	89,555	102,675	109,921

Selling, general and administrative expenses	53,802	58,835	59,282
Operating income	35,753	43,840	50,639

Other (expense) income, net	(4,507)	1,326	(323)
Income before income taxes	31,246	45,166	50,316

Income taxes	6,058	9,351	10,337
Net income	$25,188	$35,815	$39,979

Earnings per share	$0.97	$1.37	$1.53

Average number of shares outstanding	26,092,576	26,127,168	26,112,138

       See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018

Net income	$25,188	$35,815	$39,979

Cumulative translation adjustments	3,111	88	(2,922)

Pension and postretirement medical liability adjustments, net of tax	(4,951)	(5,202)	(5,922)
Other comprehensive (loss)	(1,840)	(5,114)	(8,844)
Comprehensive income	$23,348	$30,701	$31,135

       See notes to consolidated financial statements.

The Gorman-Rupp Company

Consolidated Balance Sheets

	December 31,
(Dollars in thousands)	2020	2019
Assets
Current assets:
Cash and cash equivalents	$108,203	$80,555
Accounts receivable, net	50,763	65,433
Inventories, net	82,686	75,997
Prepaid and other	5,169	5,680
Total current assets	246,821	227,665
Property, plant and equipment, net	108,666	111,779
Other assets	4,795	8,320
Goodwill and other intangible assets, net	34,175	34,996
Total assets	$394,457	$382,760

Liabilities and equity
Current liabilities:
Accounts payable	$9,466	$16,030
Payroll and employee related liabilities	10,825	12,172
Commissions payable	5,624	7,034
Deferred revenue and customer deposits	8,004	4,911
Accrued expenses	4,582	5,348
Total current liabilities	38,501	45,495
Pension benefits	9,232	1,040
Postretirement benefits	28,250	24,453
Other long-term liabilities	2,961	3,894
Total liabilities	78,944	74,882
Equity:
Common shares, without par value:
Authorized – 35,000,000 shares;
Outstanding – 26,101,992 shares at December 31, 2020 and 26,067,502 shares at December 31, 2019 (after deducting treasury shares of 946,804 and 981,294, respectively), at stated capital amounts	5,099	5,091
Additional paid-in capital	693	1,147
Retained earnings	340,098	330,177
Accumulated other comprehensive (loss)	(30,377)	(28,537)
Total equity	315,513	307,878
Total liabilities and equity	$394,457	$382,760

See notes to consolidated financial statements.

The Gorman-Rupp Company

Consolidated Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Cash flows from operating activities:
Net income	$25,188	$35,815	$39,979
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,692	13,749	14,484
Pension expense	7,489	2,823	4,909
Contributions to pension plan	(2,000)	-	(4,000)
Deferred income tax charge (benefit)	544	(1,198)	337
Stock based compensation	42	1,025	1,674
Other	11	(53)	(44)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	15,247	2,218	(1,196)
Inventories, net	(5,310)	11,452	(13,601)
Accounts payable	(6,845)	(601)	1,299
Commissions payable	(1,565)	(2,140)	1,737
Deferred revenue and customer deposits	2,953	(321)	741
Accrued expenses and other	5,162	102	1,490
Income taxes	(2,446)	(697)	(6,599)
Net cash provided by operating activities	51,162	62,174	41,210
Cash flows from investing activities:
Capital additions	(7,999)	(10,912)	(10,947)
(Purchase of) Proceeds from short-term investments, net	(4)	(4)	2,967
Other	299	69	512
Net cash used for investing activities	(7,704)	(10,847)	(7,468)
Cash flows from financing activities:
Regular cash dividends	(15,394)	(14,370)	(13,317)
Special cash dividend	-	-	(52,234)
Treasury share repurchases	(361)	(2,610)	-
Other	(381)	(383)	-
Net cash used for financing activities	(16,136)	(17,363)	(65,551)
Effect of exchange rate changes on cash	326	133	(1,413)
Net increase (decrease) in cash and cash equivalents	27,648	34,097	(33,222)
Cash and cash equivalents:
Beginning of year	80,555	46,458	79,680
End of period	$108,203	$80,555	$46,458

See notes to consolidated financial statements.

The Gorman-Rupp Company

Consolidated Statements of Equity

	Common Shares		Additional Paid-In	Retained	Accumulated Other Comprehensive (Loss)
(Dollars in thousands, except share and per share amounts)	Shares	Dollars	Capital	Earnings	Income	Total

Balances December 31, 2017	26,106,623	$5,100	$526	$332,378	$(12,509)	$325,495

Net income				39,979		39,979

Other comprehensive loss					(8,844)	(8,844)

Reclassification of stranded income tax effects in accumulated other comprehensive income				2,070	(2,070)	-

Stock based compensation and other	10,422	2	2,013	38		2,053

Cash dividends - $2.51 per share, including a $2.00 special dividend				(65,551)		(65,551)

Balances December 31, 2018	26,117,045	5,102	2,539	308,914	(23,423)	293,132

Net income				35,815		35,815

Other comprehensive loss					(5,114)	(5,114)

Stock based compensation	19,836	4	948	73		1,025

Treasury share repurchases	(69,379)	(15)	(2,340)	(255)		(2,610)

Cash dividends - $0.55 per share				(14,370)		(14,370)

Balances December 31, 2019	26,067,502	5,091	1,147	330,177	(28,537)	307,878

Net income				25,188		25,188

Other comprehensive loss					(1,840)	(1,840)

Stock based compensation	45,338	10	(135)	167		42

Treasury share repurchases	(10,848)	(2)	(319)	(40)		(361)

Cash dividends - $0.59 per share				(15,394)		(15,394)

Balances December 31, 2020	26,101,992	$5,099	$693	$340,098	$(30,377)	$315,513

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

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results.

COVID-19 Impact

In  March 2020, the World Health Organization categorized the coronavirus disease (“COVID-19”) as a pandemic. While the near-term effects of the pandemic have negatively impacted its financial results, uncertainty over the economic and operational impacts of COVID-19 means the ultimate related financial impact cannot be reasonably estimated at this time. The Company’s Consolidated Financial Statements presented herein reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and reported amounts of revenue and expenses during the reporting periods presented. Such estimates and assumptions affect, among other things, the Company’s goodwill, long-lived asset and indefinite-lived intangible asset valuation; inventory valuation; the allowance for doubtful accounts; and pension plan assumptions. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of  December 31, 2020, the date of issuance of this Annual Report on Form 10-K. These estimates  may change as new events occur and additional information is obtained.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents and Short-Term Investments

The Company considers highly liquid instruments with maturities of 90 days or less to be cash equivalents. The Company periodically makes short-term investments for which cost approximates fair value. Short-term investments at December 31, 2020 and 2019 consisted primarily of a certificate of deposit and is classified as Prepaid and other on the Consolidated Balance Sheets.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the historical carrying amount net of allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for expected losses from the failure of its customers to make required payments for products delivered. The Company estimates this allowance based on knowledge of the financial condition of customers, review of historical receivables and reserve trends, current economic conditions in the company’s major markets and geographies, and other relevant information.

Inventories

LIFO inventories are stated at the lower of cost or market and all other inventories are stated at the lower of cost or net realizable value. The costs for approximately 71% and 72% of inventories at December 31, 2020 and 2019, respectively, were determined using the last-in, first-out (LIFO) method, with the remainder determined using the first-in, first-out (FIFO) method. Cost components include materials, inbound freight costs, labor and allocations of fixed and variable overheads on an absorption costing basis.

Property, plant and equipment

Property, plant and equipment are stated on the basis of cost. Repairs and maintenance costs are expensed as incurred. Depreciation for property, plant and equipment assets is computed using the straight-line method over the estimated useful lives of the assets and is included in Cost of products sold and Selling, general and administrative expenses based on the use of the assets. Depreciation expense was $11.4 million, $12.6 million, and $13.3 million for 2020, 2019, and 2018, respectively.

Depreciation of property, plant and equipment is determined based on the following lives:

	years
Buildings	20	-	50
Machinery and equipment	5	-	15
Software	3	-	5

Property, plant and equipment consist of the following:

	2020	2019
Land	$5,805	$4,998
Buildings	111,876	110,162
Machinery and equipment	184,362	182,922
	302,043	298,082
Less accumulated depreciation	(193,377)	(186,303)
Property, plant and equipment, net	$108,666	$111,779

Property, plant and equipment are evaluated for impairment whenever events or changes in circumstances indicate the carrying amount may not be recovered through future net cash flows generated by the assets. Impairment losses may be recorded when the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts based on the excess of the carrying amounts over the estimated fair value of the assets. The Company was not aware of any events or changes in circumstances that indicated the carrying value of its property, plant and equipment may not be recoverable.

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

No impairment charges were recognized in any of the Company’s reporting units in 2020, 2019, or 2018. See Note 10 to the Consolidated Financial Statements, Goodwill and Other Intangible Assets.

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

	years
Technology and drawings	13	-	20
Customer relationships	9	-	15
Other intangibles	2	-	18

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

Identifiable intangible assets not subject to amortization are tested for impairment annually or more frequently if events warrant. The fair value of these assets is determined using a royalty relief methodology similar to that employed when the associated assets were acquired, but using updated estimates of future sales, cash flows and profitability. For 2020, 2019 and 2018, the fair value of indefinite lived intangible assets exceeded their carrying values.

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

The Company accounts for the global intangible low-taxed income (“GILTI”) tax in the period in which it is incurred.

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

Concentration of Credit Risk

The Company generally does not require collateral from its customers and has a very good collection history. There were no sales to a single customer that exceeded 10% of total net sales for the years ended December 31, 2020, 2019 or 2018.

Shipping and Handling Costs

The Company classifies all amounts billed to customers for shipping and handling as revenue and reflects related shipping and handling costs in Cost of products sold.

Advertising

The Company expenses all advertising costs as incurred, which for the years ended December 31, 2020, 2019 and 2018 totaled $2.1 million, $3.0 million, and $3.0 million, respectively.

Product Warranties

A liability is established for estimated future warranty and service claims based on historical claims experience and specific product failures. The Company expenses warranty costs directly to Cost of products sold. Changes in the Company’s product warranty liability are:

	2020	2019	2018
Balance at beginning of year	$1,438	$1,380	$1,098
Provision	1,350	1,747	1,689
Claims	(1,427)	(1,689)	(1,407)
Balance at end of year	$1,361	$1,438	$1,380

Stock-based compensation

The Company awards shares pursuant to The Gorman-Rupp Company 2015 Omnibus Incentive Plan.  Equity awards are typically conditioned upon achievement of appropriate performance metrics, however the Company may from time to time grant other types of awards including service-based awards or unrestricted shares to certain employees. Any performance-based shares that have been granted will vest and be awarded at the end of a three year performance period, based on the levels of achievement of compound annual growth targets for operating income and shareholders’ equity.  The Company recognizes compensation expense for performance-based share grants based on the stock price at the date of the grant using the straight-line amortization method, over the vesting period specified in the grants, based on the probability of achieving the performance targets.  The Company recognized a stock-based compensation benefit of $0.3 million for the year ended December 31, 2020 and stock based compensation expense of $0.7 million and $1.3 million for the years ended December 31, 2019 and 2018, respectively related to performance-based share grants. The Company accounts for forfeitures as they occur, rather than estimate expected forfeitures.

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

In August 2018, the FASB issued ASU 2018-14, “Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20),” which required minor changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement plans. The Company adopted the new disclosure requirements for the year ended December 31, 2020. See Note 9 to the Consolidated Financial Statements, Pensions and Other Postretirement Benefits.

Note 2 – Allowance for Doubtful Accounts

The allowance for doubtful accounts was $0.4 million at December 31, 2020 and $0.5 million at December 31, 2019.

Note 3 – Revenue

Disaggregation of Revenue

The following tables disaggregate total net sales by major product category and geographic location:

Product Category
	2020	2019	2018
Pumps and pump systems	$300,906	$341,304	$357,882
Repair parts for pumps and pump systems and other	48,061	56,875	56,452
Total net sales	$348,967	$398,179	$414,334

Geographic Location
	2020	2019	2018
United States	$246,913	$275,290	$271,820
Foreign countries	102,054	122,889	142,514
Total net sales	$348,967	$398,179	$414,334

International sales represented approximately 29% of total net sales for 2020, 31% for 2019 and 34% for 2018, and were made to customers in many different countries around the world.

On December 31, 2020, the Company had $113.1 million of remaining performance obligations, also referred to as backlog. The Company expects to recognize as revenue substantially all of its remaining performance obligations within one year.

The Company’s contract assets and liabilities as of December 31, 2020 and 2019 were as follows:

	December 31, 2020	December 31, 2019
Contract assets	$-	$393
Contract liabilities	8,004	4,911

Revenue recognized for the year ended December 31, 2020 that was included in the contract liability balance at December 31, 2019 was $4.5 million. Revenue recognized for the year ended December 31, 2019 that was included in the contract liability balance at December 31, 2018 was $4.4 million.

Note 4 – Inventories

LIFO inventories are stated at the lower of cost or market and all other inventories are stated at the lower of cost or net realizable value. Replacement cost approximates current cost and the excess over LIFO cost is approximately $63.5 million and $62.5 million at December 31, 2020 and 2019, respectively. Some inventory quantities were reduced during 2019, resulting in liquidation of some LIFO quantities carried at lower costs from earlier years versus current year costs. The related effect increased net income by approximately $2.0 million during 2019. Allowances for excess and obsolete inventory totaled $5.9 million at December 31, 2020 and 2019.

Inventories are comprised of the following:

Inventories, net	December 31, 2020	December 31, 2019
Raw materials and in-process	$18,152	$16,474
Finished parts	51,701	47,317
Finished products	12,833	12,206
Total net inventories	$82,686	$75,997

Note 5 – Credit Facilities

The Company may borrow up to $20.0 million with interest at LIBOR plus 0.75% or at alternative rates as selected by the Company under an unsecured bank line of credit which matures in February 2023. The Company pays a non-usage fee of 0.1% per annum on the average unused portion of the line of credit. At December 31, 2020 and 2019, $19.9 million was available for borrowing after deducting $0.1 million in outstanding letters of credit.

The Company also has an $8.0 million unsecured bank line of credit with interest at LIBOR plus 0.75% payable monthly which matures in May 2021. At December 31, 2020 and 2019, $3.6 million was available for borrowing after deducting $4.4 million in outstanding letters of credit.

The Company also has a $3.0 million bank guarantee with interest at 1.75% in an agreement dated June 2016. At December 31, 2020 and 2019, $1.5 million and $1.0 million, respectively, was available for borrowing after deducting $1.5 million and $2.0 million in outstanding letters of credit, respectively.

The credit facilities described above contain standard restrictive covenants, including limits on additional borrowings and maintenance of certain operating and financial ratios. At December 31, 2020 and 2019, the Company was in compliance with all requirements.

Interest expense, which approximates interest paid, was $18,000, $1,000 and $1,000 in 2020, 2019 and 2018, respectively.

Note 6 – Leases

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

Supplemental information related to leases and the Company’s Consolidated Financial Statements is as follows:

	2020	2019
Components of lease costs:
Operating lease costs	$431	$370
Short-term lease costs	336	527
Finance lease costs	144	98
Total lease costs	$911	$995

	December 31, 2020	December 31, 2019
Weighted average remaining lease term (years):
Operating leases	2.1	2.9
Finance leases	3.3	4.3
Weighted average discount rate:
Operating leases	3.25%	3.25%
Finance leases	3.25%	3.25%

	December 31, 2020
	Operating Leases	Financing Leases	Total Leases

Other assets - right-of-use assets	$1,250	$420	$1,670
Lease liabilities included in:
Accrued expenses - current portion of lease liabilities	$580	$130	$710
Other long-term liabilities - non-current portion of lease liabilities	650	310	960
Total lease liabilities	$1,230	$440	$1,670

	December 31, 2019
	Operating Leases	Financing Leases	Total Leases

Other assets - right-of-use assets	$1,260	$550	$1,810
Lease liabilities included in:
Accrued expenses - current portion of lease liabilities	$520	$120	$640
Other long-term liabilities - non-current portion of lease liabilities	730	440	1,170
Total lease liabilities	$1,250	$560	$1,810

Maturities of lease liabilities are as follows:

December 31, 2020
2021	$752
2022	547
2023	348
2024	86
2025	11
Thereafter	6
Total lease payments	$1,750
Less: Interest	(80)
Present value of lease liabilities	$1,670

December 31, 2019
2020	$712
2021	524
2022	360
2023	241
2024	46
Thereafter	9
Total lease payments	$1,892
Less: Interest	(82)
Present value of lease liabilities	$1,810

Note 7 – Accumulated Other Comprehensive Loss

The reclassifications out of Accumulated other comprehensive loss as reported in the Consolidated Statements of Income are:

Pension and other postretirement benefits:	2020	2019	2018
Recognized actuarial loss (a)	$2,466	$1,753	$1,164
Settlement loss (b)	4,583	-	2,852
Total before income tax	7,049	1,753	4,016
Income tax	(1,368)	(363)	(823)
Net of income tax	$5,681	$1,390	$3,193

(a)	The recognized actuarial loss is included in the computation of net periodic benefit cost. See Note 9 to the Consolidated Financial Statements, Pensions and Other Postretirement Benefits
(b)	The settlement loss is included in Other (expense) income, net in the Consolidated Statements of Income

The components of accumulated other comprehensive loss as reported in the Consolidated Balance Sheets are:

	Currency Translation Adjustments	Pension and OPEB Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2017	$(5,321)	$(7,188)	$(12,509)
Reclassification of stranded income tax effects in accumulated other comprehensive income	-	(2,070)	(2,070)
Reclassification adjustments	-	4,016	4,016
Current period charge	(2,922)	(9,644)	(12,566)
Income tax charge	-	(294)	(294)
Balance at December 31, 2018	(8,243)	(15,180)	(23,423)
Reclassification adjustments	-	1,753	1,753
Current period benefit (charge)	88	(8,521)	(8,433)
Income tax benefit	-	1,566	1,566
Balance at December 31, 2019	(8,155)	(20,382)	(28,537)
Reclassification adjustments	-	7,049	7,049
Current period benefit (charge)	3,111	(13,510)	(10,399)
Income tax benefit	-	1,510	1,510
Balance at December 31, 2020	$(5,044)	$(25,333)	$(30,377)

Note 8 – Income Taxes

The components of Income before income taxes are:

	2020	2019	2018
United States	$28,493	$41,234	$45,271
Foreign countries	2,753	3,932	5,045
Total	$31,246	$45,166	$50,316

The components of income tax expense are:

	2020	2019	2018
Current expense:
Federal	$4,058	$8,204	$7,779
Foreign	353	1,140	1,179
State and local	1,103	1,205	1,042
	$5,514	$10,549	$10,000
Deferred expense (benefit):
Federal	$728	$(720)	$405
Foreign	(349)	(379)	(125)
State and local	165	(99)	57
	544	(1,198)	337
Income tax expense	$6,058	$9,351	$10,337

The reconciliation between income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes is:

	2020	2019	2018
Income taxes at statutory rate	$6,562	$9,485	$10,566
State and local income taxes, net of federal tax benefit	711	803	832
Tax credits	(808)	(898)	(506)
Uncertain tax positions	42	164	172
Valuation allowance	-	71	37
Federal tax reform – deferred rate change	-	-	(581)
Deemed mandatory repatriation	-	-	(48)
Other	(449)	(274)	(135)
Income tax expense	$6,058	$9,351	$10,337

The Company made income tax payments of $6.2 million, $9.1 million, and $14.7 million in 2020, 2019, and 2018, respectively.

Deferred income tax assets and liabilities consist of:

	2020	2019
Deferred tax assets:
Inventories	$646	$1,391
Accrued liabilities	1,484	2,095
Postretirement health benefits obligation	6,815	5,884
Pension	1,688	240
Lease liabilities	390	361
Other	1,434	1,360
Total deferred tax assets	12,457	11,331
Valuation allowance	(567)	(567)
Net deferred tax assets	11,890	10,764
Deferred tax liabilities:
Depreciation and amortization	(9,536)	(9,446)
Leases – right of use assets	(388)	(361)
Foreign withholding tax	(100)	(100)
Total deferred tax liabilities	(10,024)	(9,907)
Net deferred tax assets	$1,866	$857

The Company had state tax credit carryforwards of $0.7 million as of December 31, 2020 and 2019 which will expire incrementally between 2021 and 2035.

The Company had valuation allowances of $0.6 million as of December 31, 2020 and 2019 against certain of its deferred tax assets. ASC 740, “Income Taxes,” requires that a valuation allowance be recorded against deferred tax assets when it is more likely than not that some or all of a Company’s deferred tax assets will not be realized based on available positive and negative evidence.

Total unrecognized tax benefits were $0.9 million and $1.1 million at December 31, 2020 and 2019, respectively. The total amount of unrecognized tax benefits that, if ultimately recognized, would reduce the Company’s annual effective tax rate were $0.7 million and $0.9 million at December 31, 2020 and 2019, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2020	2019	2018
Balance at beginning of year	$1,130	$951	$797
Additions based on tax positions related to the current year	177	372	268
Reductions due to lapse of applicable statute of limitations	(139)	(193)	(114)
Settlements	(290)	-	-
Balance at end of year	$878	$1,130	$951

The Company is subject to income taxes in the U.S. federal and various state, local and foreign jurisdictions. Income tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2016.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense for all periods presented. The Company accrued approximately $0.2 million, $0.3 million and $0.2 million for the payment of interest and penalties at December 31, 2020, 2019 and 2018, respectively.

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

Additionally, the Company sponsors defined contribution pension plans made available to all domestic and Canadian employees. Total contributions to the plans were $2.3 million for 2020 and 2019 and $2.2 million for 2018.

The Company also sponsors a non-contributory defined benefit postretirement health care plan that provides health benefits to certain domestic and Canadian retirees and eligible spouses and dependent children. The Company funds the cost of these benefits as incurred. For measurement purposes, and based on maximum benefits as defined by the plan, a 5% annual rate of increase in the per capita cost of covered health care benefits for all retirees was assumed in estimating the projected postretirement benefit obligation at December 31, 2020, which is expected to remain constant going forward. A 5% percent annual rate of increase was assumed in estimating the projected benefit obligation at December 31, 2019 and in calculating 2020 periodic benefit cost.

The Company recognizes the obligations associated with its defined benefit pension plan and defined benefit postretirement health care plan in its Consolidated Financial Statements. The following table presents the plans’ funded status as of the measurement date, December 31, reconciled with amounts recognized in the Company’s Consolidated Balance Sheets:

	Pension Plan		Postretirement Plan
	2020	2019	2020	2019
Accumulated benefit obligation at end of year	$69,554	$66,900	$29,848	$26,055
Change in projected benefit obligation:
Benefit obligation at beginning of year	$81,325	$67,578	$26,055	$23,679
Service cost	2,709	2,204	1,372	1,083
Interest cost	1,937	2,454	778	941
Settlement	1,854	-	-	-
Benefits paid	(12,872)	(3,735)	(1,305)	(2,311)
Effect of foreign exchange		-	9	16
Actual expenses	(150)	-	-	-
Actuarial loss	11,496	12,824	2,939	2,647
Benefit obligation at end of year	$86,299	$81,325	$29,848	$26,055

Change in plan assets:
Plan assets at beginning of year	$80,285	$72,395	$-	$-
Actual return on plan assets	7,804	11,625	-	-
Employer contributions	2,000	-	1,305	2,311
Benefits paid	(12,872)	(3,735)	(1,305)	(2,311)
Actual expenses	(150)	-	-	-
Plan assets at end of year	$77,067	$80,285	$-	$-
Funded status at end of year	$(9,232)	$(1,040)	$(29,848)	$(26,055)

	Pension Plan		Postretirement Plan
	2020	2019	2020	2019
Amounts recognized in the Consolidated Balance Sheets consist of:
Current liabilities	$-	$-	$(1,598)	$(1,602)
Noncurrent liabilities	(9,232)	(1,040)	(28,250)	(24,453)
Total assets (liabilities)	$(9,232)	$(1,040)	$(29,848)	$(26,055)

Amounts recognized in Accumulated other comprehensive loss consist of:
Net actuarial loss	$28,896	$26,192	$7,834	$5,205
Prior Service Cost	-	-	(3,255)	(4,383)
Deferred tax (benefit) expense	(7,130)	(6,499)	(1,012)	(132)
After tax actuarial loss (gain)	$21,766	$19,693	$3,567	$690

Components of net periodic benefit cost:
	2020	2019	2018
Pension Plan
Service cost	$2,709	$2,204	$2,408
Interest cost	1,937	2,454	2,552
Expected return on plan assets	(3,900)	(3,561)	(4,481)
Recognized actuarial loss	2,160	1,726	1,577
Settlement loss	4,583	-	2,852
Net periodic benefit cost	$7,489	$2,823	$4,908

Other changes in pension plan assets and benefit obligations recognized in other comprehensive loss:
Net loss (gain)	2,704	$3,034	$(1,413)
Total expense recognized in net periodic benefit cost and other comprehensive income	$10,193	$5,857	$3,495

Postretirement Plan
Service cost	$1,372	$1,083	$775
Interest cost	778	941	561
Prior service cost recognition	(1,129)	(1,129)	(1,128)
Recognized actuarial loss (gain)	306	27	(413)
Net periodic benefit (credit) cost	$1,327	$922	$(205)

Other changes in postretirement plan assets and benefit obligations recognized in other comprehensive loss:
Net loss (gain)	$3,762	$3,749	$9,096
Total expense (benefit) recognized in net periodic benefit cost and other comprehensive income	$5,089	$4,671	$8,891

The change in the benefit obligations for the pension and postretirement plans for 2019 and 2020 include an actuarial loss primarily related to a decline in discount rates. The pension benefit obligation actuarial loss was offset in part by plan asset returns.

The components of net periodic benefit cost other than the service cost component are included in Other income (expense), net in the Consolidated Statements of Income.

During 2020 and 2018 the Company recorded a settlement loss relating to retirees that received lump-sum distributions from the Company’s defined benefit pension plan totaling $4.6 million and $2.9 million respectively. No settlement loss was incurred in 2019. These charges were the result of lump-sum payments to retirees which exceeded the Plan’s actuarial service and interest cost thresholds.

The prior service cost is amortized on a straight-line basis over the average estimated remaining service period of active participants. The unrecognized actuarial gain or loss in excess of the greater of 10% of the benefit obligation or the market value of plan assets is also amortized on a straight-line basis over the average estimated remaining service period of active participants.

	Pension Plan		Postretirement Plan
	2020	2019	2020	2019
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	1.97%	2.83%	2.25%	3.08%
Rate of compensation increase	3.50%	3.50%	–	–
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	2.40%	3.94%	3.08%	4.13%
Expected long-term rate of return on plan assets	5.36%	5.37%	–	–
Rate of compensation increase	3.50%	3.50%	–	–

To enhance the Company’s efforts to mitigate the impact of the defined benefit pension plan on its financial statements, in 2014 the Company moved towards a liability driven investing model to more closely align assets with liabilities based on when the liabilities are expected to come due. Currently, based on 2020 funding levels, equities may comprise between 22% and 42% of the Plan’s market value. Fixed income investments may comprise between 50% and 70% of the Plan’s market value. Alternative investments may comprise between 3% and 13% of the Plan’s market value. Cash and cash equivalents (including all senior debt securities with less than one year to maturity) may comprise between 0% and 10% of the Plan’s market value.

Financial instruments included in pension plan assets are categorized into a fair value hierarchy of three levels, based on the degree of subjectivity inherent in the valuation methodology. Level 1 assets are based on unadjusted quoted prices in active markets that are accessible to the reporting entity at the measurement date for identical assets. Level 2 assets are valued at inputs other than quoted prices in active markets for identical assets that are observable either directly or indirectly for substantially the full term of the assets. Level 3 assets are valued based on unobservable inputs for the asset (i.e., supported by little or no market activity). These inputs include management’s own assessments about the assumptions that market participants would use in pricing assets (including assumptions about risk). The level in the fair value hierarchy within which the fair value measurement is classified is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

The following tables set forth by asset class the Plan’s fair value of assets for the years ended December 31, 2020 and 2019:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Plan Assets at December 31, 2020
Equity	$12,619	$-	$20	$12,639
Fixed income	9,582	45,463	-	55,045
Mutual funds	2,108	-	-	2,108
Money funds and cash	2,089	5,186	-	7,275
Total fair value of Plan assets	$26,398	$50,649	$20	$77,067

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Plan Assets at December 31, 2019
Equity	$12,986	$-	$-	$12,986
Fixed income	11,671	46,145	-	57,816
Mutual funds	1,992	-	-	1,992
Money funds and cash	3,103	4,388	-	7,491
Total fair value of Plan assets	$29,752	$50,533	$-	$80,285

Contributions

The Company expects to contribute up to $2.0 million to its defined benefit pension plan in 2021.

Expected future benefit payments

The following benefit payments are expected to be paid as follows based on actuarial calculations:

	2021	2022	2023	2024	2025	Thereafter
Pension	$12,540	$5,233	$3,829	$4,942	$5,059	$27,198
Postretirement	1,616	1,548	1,495	1,525	1,510	8,898

For measurement purposes, and based on maximum benefits as defined by the plan, a 5% annual rate of increase in the per capita cost of covered health care benefits for all retirees was assumed as of December 31, 2020 and 2019 and is expected to remain constant going forward.

A one percentage point change in the assumed rate of return on the defined benefit pension plan assets is estimated to have an approximate $0.7 million effect on net periodic benefit cost. Additionally, a one percentage point increase in the discount rate is estimated to have a $1.6 million decrease in net periodic benefit cost, while a one percentage point decrease in the discount rate is estimated to have a $1.8 million increase in net periodic benefit cost.

Note 10 – Goodwill and Other Intangible Assets

The major components of Goodwill and other intangible assets are:

	2020		2019
	Historical Cost	Accumulated Amortization	Historical Cost	Accumulated Amortization
Finite-lived intangible assets:
Customer relationships	$7,876	$6,991	$7,832	$6,301
Technology and drawings	6,761	4,015	6,749	3,712
Other intangibles	2,307	1,521	2,292	1,151
Total finite-lived intangible assets	16,944	12,527	16,873	11,164
Goodwill	27,537	-	27,215	-
Trade names and trademarks	2,221	-	2,072	-
Total	$46,702	$12,527	$46,160	$11,164

Amortization of intangible assets was $1.3 million, $1.2 million and $1.2 million in 2020, 2019 and 2018, respectively. Amortization of these intangible assets for 2021 through 2025 is expected to approximate $0.5 million per year.

Changes in the carrying value of goodwill during the years ended December 31, 2020 and 2019 are as follows:

Goodwill
Balance at December 31, 2018	$27,234
Acquisitions	-
Impairment	-
Foreign currency	(19)
Balance at December 31, 2019	$27,215
Acquisitions	-
Impairment	-
Foreign currency	322
Balances at December 31, 2020	$27,537

For 2020, the Company used a quantitative analysis for the annual goodwill impairment testing as of October 1 for its National Pump Company (“National”) reporting unit. The fair value for this reporting unit was estimated using a discounted cash flow model, which considered forecasted cash flows discounted at an estimated weighted-average cost of capital. The forecasted cash flows were based on the Company’s long-term operating plan and a terminal value was used to estimate the cash flows beyond the period covered by the operating plan. The weighted-average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt market holders of a business enterprise. These analyses require the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates and the timing of expected future cash flows. Sensitivity analyses were performed around these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values.

The result of this goodwill impairment test indicated that no impairment existed at National. The Company’s annual impairment analysis performed as of October 1, 2020 concluded that National’s fair value exceeded its carrying value by approximately 31%. A sensitivity analysis was performed for the National reporting unit, assuming a hypothetical 100 basis point decrease in the expected long-term growth rate or a hypothetical 100 basis point increase in the weighted average cost of capital, and both scenarios independently yielded an estimated fair value for the National reporting unit above carrying value. If National fails to experience growth or revises its long-term projections downward, it could be subject to impairment charges in the future. Goodwill relating to the National reporting unit is $13.6 million, 3.4% of the Company’s December 31, 2020 total assets.

For 2020, for all other reporting units, the Company used a qualitative analysis for goodwill impairment testing as of October 1. This qualitative assessment included consideration of current industry and market conditions and circumstances as well as any mitigating factors that would most affect the fair value of the Company and these reporting units. Based on the assessment and consideration of the totality of the facts and circumstances, including the business environment in the fourth quarter of 2020, the Company determined that it was not more likely than not that the fair value of the Company or these reporting units is less than their respective carrying amounts. As such, no goodwill impairments for these reporting units were recorded for the year ended December 31, 2020.

Other indefinite-lived intangible assets primarily consist of trademarks and trade names. The fair value of these assets is also tested annually for impairment as of October 1, or whenever events or changes in circumstances indicate there may be a possible permanent loss of value. The fair value of these assets is determined using a royalty relief methodology similar to that employed when the associated assets were acquired, but using updated estimates of future sales, cash flows and profitability. For 2020 and 2019 the fair value of all indefinite lived intangible assets exceeded the respective carrying values.

Finite-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recovered through future net cash flows generated by the assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net undiscounted cash flows estimated to be generated by such assets. Based upon our fiscal 2020 and 2019 quantitative and qualitative impairment analyses the Company was not aware of any events or changes in circumstances that indicate the carrying value of its finite-lived intangible assets may not be recoverable.

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

The Company sells to approximately 130 countries around the world. The following tables disaggregate total net sales by major product category and geographic location:

	Product Category
	2020	2019	2018
Pumps and pump systems	$300,906	$341,304	$357,882
Repair parts for pumps and pump systems and other	48,061	56,875	56,452
Total net sales	$348,967	$398,179	$414,334

	Geographic Location
	2020	2019	2018
United States	$246,913	$275,290	$271,820
Foreign countries	102,054	122,889	142,514
Total net sales	$348,967	$398,179	$414,334

As of December 31, 2020 and 2019, 86% and 87% respectively, of the Company’s long-lived assets were located in the United States.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Based on the evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO Criteria). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

The independent registered public accounting firm of Ernst & Young LLP that has audited the consolidated financial statements included in this annual report on Form 10-K, has also issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2020. This report is included on the following page.

/s/ Jeffrey S. Gorman

Jeffrey S. Gorman

Chairman and Chief Executive Officer

/s/ James C. Kerr

James C. Kerr

Executive Vice President and Chief Financial Officer

March 1, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Gorman-Rupp Company

Opinion on Internal Control Over Financial Reporting

We have audited The Gorman-Rupp Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Gorman-Rupp Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2020 consolidated financial statements of the Company and our report dated March 1, 2021 expressed an unqualified opinion thereon.

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

March 1, 2021

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

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Attention is directed to the sections captioned “Election of Directors,” “Board of Directors and Board Committees,” “Audit Committee Report,” “Beneficial Ownership of Shares” and “Delinquent Section 16(a) Reports” in the Company’s definitive Notice of 2021 Annual Meeting of Shareholders and related Proxy Statement (filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.

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

ITEM 11.   EXECUTIVE COMPENSATION

Attention is directed to the sections “Board of Directors and Board Committees,” “Executive Compensation,” “Compensation Discussion and Analysis,” “Pension Benefits,” “Summary Compensation Table,” “Grants of Plan Based Awards,” “Outstanding Equity Awards at December 31, 2020,” “Non-Employee Director Compensation,” “Risk Oversight,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” and “CEO Pay Ratio” in the Company’s definitive Notice of 2021 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Attention is directed to the section “Beneficial Ownership of Shares” and “Election of Directors” in the Company’s definitive Notice of 2021 Annual Meeting of Shareholders and related Proxy Statement (filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2020 about the Company’s common shares that may be issued upon exercise of options, warrants and rights granted, and shares remaining available for issuance, under all of the Company’s existing equity compensation plans, including the 2015 Omnibus Incentive Plan and the 2016 Non-Employee Directors’ Compensation Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	-	$-0-	845,190	(1)
Equity compensation plans not approved by shareholders	-	n/a	-
Total	-	$-0-	845,190

(1)

This amount reflects that an aggregate of 788,690 shares were reserved for issuance under the 2015 Omnibus Incentive Plan pursuant to performance share awards outstanding at December 31, 2020, which amount, for purposes of this table, assumes the maximum amount of shares will be earned under such awards, even though the actual payout under such awards may be less than maximum.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Attention is directed to the section “Board of Directors and Board Committees” and “Related Party Transactions” in the Company’s definitive Notice of 2021 Annual Meeting of Shareholders and related Proxy Statement (filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which is incorporated herein by this reference. The Company has no relationships or transactions required to be reported by Item 404 of Regulation S-K.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Attention is directed to the section “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive Notice of 2021 Annual Meeting of Shareholders and related Proxy Statement (filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which is incorporated herein by this reference.

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

ANNUAL REPORT ON FORM 10-K

THE GORMAN-RUPP COMPANY

For the Year Ended December 31, 2020

EXHIBIT INDEX

Exhibit Number	Description

(3)(4)(a)	Amended Articles of Incorporation, as amended*
(3)(4)(b)	Amended Regulations**
(4)(c)	Description of Securities Registered Under the Exchange Act
(10)(a)	Form of Indemnification Agreement between the Company and its Directors***
(10)(b)	Form of Indemnification Agreement between the Company and its Officers***
(10)(c)	2015 Omnibus Incentive Plan****#
(10)(d)	Form of Performance Share Grant Agreement*****#
(10)(e)	2016 Non-Employee Directors’ Compensation Plan******#
(14)	Code of Ethics
(21)	Subsidiaries of the Company
(23)	Consent of Independent Registered Public Accounting Firm
(24)	Powers of Attorney
(31) (a)	Certification of Chief Executive Officer (Section 302 of the Sarbanes-Oxley Act of 2002)
(31) (b)	Certification of Chief Financial Officer (Section 302 of the Sarbanes-Oxley Act of 2002)
(32)	Certification Pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101.INS)	Inline XBRL Instance Document
(101.SCH)	Inline XBRL Taxonomy Extension Schema Document
(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Incorporated herein by this reference from Exhibit (3)(4)(a) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
**	Incorporated herein by this reference from Exhibit (3)(ii)(4) of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.
***	Incorporated herein by this reference from Exhibits (10)(a)(b) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
****	Incorporated herein by this reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 28, 2015.
*****	Incorporated herein by this reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 26, 2021.
******	Incorporated herein by this reference from Exhibit (4)(c) of the Company’s Registration Statement on Form S-8 filed on May 24, 2016.
#	Management contract or compensatory plan or arrangement.

ITEM 16.   FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GORMAN-RUPP COMPANY

*By:	/s/ BRIGETTE A. BURNELL
Brigette A. Burnell
Attorney-In-Fact

Date: March 1, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

*JEFFREY S. GORMAN	Chairman and Chief Executive Officer and Director
Jeffrey S. Gorman	(Principal Executive Officer)

*JAMES C. KERR	Executive Vice President and Chief Financial Officer
James C. Kerr	(Principal Financial and Accounting Officer)

*DONALD H. BULLOCK, JR.	Director
Donald H. Bullock Jr.

*M. ANN HARLAN	Director
M. Ann Harlan

*CHRISTOPHER H. LAKE	Director
Christopher H. Lake

*SONJA K. MCCLELLAND	Director
Sonja K. McClelland

*VINCENT K. PETRELLA	Director
Vincent K. Petrella

*KENNETH R. REYNOLDS	Director
Kenneth R. Reynolds

*RICK R. TAYLOR	Director
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

March 1, 2021

By:	/s/ BRIGETTE A. BURNELL
Brigette A. Burnell
Attorney-In-Fact