Form 10-Q
period 2021-03-31
GORMAN RUPP CO
filed 2021-04-26
CIK 42682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

On April 26, 2021 there were 26,116,140 common shares, without par value, of The Gorman-Rupp Company outstanding.

The Gorman-Rupp Company

Three Months Ended March 31, 2021 and 2020

PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2021	2020
Net sales	$89,027	$91,671
Cost of products sold	65,985	68,223
Gross profit	23,042	23,448
Selling, general and administrative expenses	14,069	14,871
Operating income	8,973	8,577
Other income (expense), net	345	(1,687)
Income before income taxes	9,318	6,890
Income taxes	1,889	1,404
Net income	$7,429	$5,486
Earnings per share	$0.28	$0.21
Cash dividends per share	$0.155	$0.145
Average number of shares outstanding	26,108,810	26,074,620

See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Net income	$7,429	$5,486
Other comprehensive (loss) income, net of tax:
Cumulative translation adjustments	(1,383)	(2,361)
Pension and postretirement medical liability adjustments	512	1,579
Other comprehensive (loss)	(871)	(782)
Comprehensive income	$6,558	$4,704

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$116,514	$108,203
Accounts receivable, net	53,967	50,763
Inventories, net	79,010	82,686
Prepaid and other	6,265	5,169
Total current assets	255,756	246,821
Property, plant and equipment, net	105,788	108,666
Other assets	5,789	4,795
Goodwill and other intangible assets, net	33,852	34,175
Total assets	$401,185	$394,457
Liabilities and equity
Current liabilities:
Accounts payable	$12,654	$9,466
Payroll and employee related liabilities	10,117	10,825
Commissions payable	4,775	5,624
Deferred revenue and customer deposits	8,635	8,004
Accrued expenses	6,570	4,582
Total current liabilities	42,751	38,501
Pension benefits	9,478	9,232
Postretirement benefits	28,230	28,250
Other long-term liabilities	2,096	2,961
Total liabilities	82,555	78,944
Equity:
Common shares, without par value:
Authorized – ‐‐35,000,000 shares;
Outstanding –26,116,140 shares at March 31, 2021 and 26,101,992 shares at December 31, 2020 (after deducting treasury shares of 932,656 and 946,804, respectively), at stated capital amounts	5,102	5,099
Additional paid-in capital	1,244	693
Retained earnings	343,532	340,098
Accumulated other comprehensive (loss)	(31,248)	(30,377)
Total equity	318,630	315,513
Total liabilities and equity	$401,185	$394,457

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Cash flows from operating activities:
Net income	$7,429	$5,486
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,982	3,182
Pension expense	761	2,225
Stock based compensation	836	(93)
Changes in operating assets and liabilities:
Accounts receivable, net	(3,576)	1,951
Inventories, net	3,073	(2,906)
Accounts payable	3,397	(786)
Commissions payable	(771)	(605)
Deferred revenue and customer deposits	711	675
Income taxes	986	1,781
Accrued expenses and other	(1,296)	(907)
Benefit obligations	(850)	(1,571)
Net cash provided by operating activities	13,682	8,432
Cash used for investing activities:	(347)	(1,667)
Capital additions	(864)	(1,697)
Other	516	30
Net cash used for investing activities	(348)	(1,667)
Cash used for financing activities:
Cash dividends	(4,047)	(3,780)
Treasury share repurchases	(231)	(361)
Other	(627)	(284)
Net cash used for financing activities	(4,905)	(4,425)
Effect of exchange rate changes on cash	(118)	(459)
Net increase in cash and cash equivalents	8,311	1,881
Cash and cash equivalents:
Beginning of period	108,203	80,555
End of period	$116,514	$82,436

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Three Months Ended March 31, 2021

	Common Shares		Additional Paid-In	Retained	Accumulated Other Comprehensive
(Dollars in thousands, except share and per share amounts)	Shares	Dollars	Capital	Earnings	(Loss) Income	Total
Balances December 31, 2020	26,101,992	$5,099	$693	$340,098	$(30,377)	$315,513
Net income				7,429		7,429
Other comprehensive income					(871)	(871)
Stock based compensation, net	14,148	3	551	52		606
Cash dividends - $0.155 per share				(4,047)		(4,047)
Balances March 31, 2021	26,116,140	$5,102	$1,244	$343,532	$(31,248)	$318,630

	Three Months Ended March 31, 2020
	Common Shares		Additional Paid-In	Retained	Accumulated Other Comprehensive
(Dollars in thousands, except share and per share amounts)	Shares	Dollars	Capital	Earnings	(Loss) Income	Total
Balances December 31, 2019	26,067,502	$5,091	$1,147	$330,177	$(28,537)	$307,878
Net income				5,486		5,486
Other comprehensive income					(782)	(782)
Stock based compensation, net	23,990	5	(547)	88		(454)
Cash dividends - $0.145 per share				(3,780)		(3,780)
Balances March 31, 2020	26,091,492	$5,096	$600	$331,971	$(29,319)	$308,348

See notes to consolidated financial statements (unaudited).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in tables in thousands of dollars, except for per share amounts)

NOTE 1 - BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Consolidated Financial Statements include the accounts of The Gorman-Rupp Company (the “Company” or “Gorman-Rupp”) and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results. In the opinion of management of the Company, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of results that may be expected for the year ending December 31, 2021. For further information, refer to the Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, from which related information herein has been derived.

COVID-19 Impact

In  March 2020, the World Health Organization categorized the coronavirus (“COVID-19”) as a pandemic. While the near-term effects of the pandemic have negatively impacted our financial results, uncertainty over the economic and operational impacts of COVID-19 means the ultimate related financial impact cannot be reasonably estimated at this time. The Company’s Consolidated Financial Statements presented herein reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and reported amounts of revenue and expenses during the reporting periods presented. Such estimates and assumptions affect, among other things, the Company’s goodwill, long-lived asset and indefinite-lived intangible asset valuation; inventory valuation; the allowance for doubtful accounts; and pension plan assumptions. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of the financial statements included in this Quarterly Report on Form 10-Q. These estimates  may change as new events occur and additional information is obtained.

NOTE 2 - RECENTLY ISSUED ACCOUNTING STANDARDS

The Company considers the applicability and impact of all Accounting Standard Updates (“ASUs”). ASUs not listed below were assessed and determined either to be not applicable or are expected to have minimal impact on the Company’s Consolidated Financial Statements.

Recently Adopted Accounting Standards

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes”, which, as part of its Simplification Initiative to reduce the cost and complexity in accounting for income taxes, removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. The guidance is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The Company adopted ASU 2019-12 effective January 1, 2021 with no material impact on the Company’s Consolidated Financial Statements.

NOTE 3 – REVENUE

Disaggregation of Revenue

The following tables disaggregate total net sales by major product category and geographic location:

	Product Category
	March 31, 2021	March 31, 2020
Pumps and pump systems	$75,301	$78,299
Repair parts for pumps and pump systems and other	13,726	13,372
Total net sales	$89,027	$91,671

	Geographic Location
	March 31, 2021	March 31, 2020
United States	$62,619	$65,368
Foreign countries	26,408	26,303
Total net sales	$89,027	$91,671

International sales represented approximately 30% and 29% of total net sales for the first quarter of 2021 and 2020, respectively, and were made to customers in many different countries around the world.

On March 31, 2021, the Company had $125.5 million of remaining performance obligations, also referred to as backlog. The Company expects to recognize as revenue substantially all of its remaining performance obligations within one year.

The Company’s contract assets and liabilities as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021	December 31, 2020
Contract assets	$-	$-
Contract liabilities	$8,635	$8,004

Revenue recognized for the three months ended March 31, 2021 and 2020 that was included in the contract liabilities balance at the beginning of the period was $3.8 million and $2.8 million, respectively.

NOTE 4 - INVENTORIES

LIFO inventories are stated at the lower of cost or market and all other inventories are stated at the lower of cost or net realizable value. Replacement cost approximates current cost and the excess over LIFO cost is approximately $64.1 million and $63.5 million at March 31, 2021 and December 31, 2020, respectively. Allowances for excess and obsolete inventory totaled $5.9 million at March 31, 2021 and December 31, 2020. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management’s estimate of expected year-end inventory levels and costs, and are subject to the final year-end LIFO inventory valuation.

Inventories are comprised of the following:

Inventories, net:	March 31, 2021	December 31, 2020
Raw materials and in-process	$18,770	$18,152
Finished parts	48,589	51,701
Finished products	11,651	12,833
Total net inventories	$79,010	$82,686

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of the following:

	March 31, 2021	December 31, 2020
Land	$5,734	$5,805
Buildings	111,089	111,876
Machinery and equipment	184,327	184,362
	301,150	302,043
Less accumulated depreciation	(195,362)	(193,377)
Property, plant and equipment, net	$105,788	$108,666

NOTE 6 - PRODUCT WARRANTIES

A liability is established for estimated future warranty and service claims based on historical claims experience and specific product failures. The Company expenses warranty costs directly to Cost of products sold. Changes in the Company’s product warranties liability are:

	March 31,
	2021	2020
Balance at beginning of year	$1,361	$1,438
Provision	510	294
Claims	(395)	(302)
Balance at end of period	$1,476	$1,430

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

The following tables present the components of net periodic benefit costs:

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2021	2020	2021	2020
Service cost	$749	$684	$365	$343
Interest cost	392	535	163	194
Expected return on plan assets	(895)	(985)	-	-
Amortization of prior service cost	-	-	(282)	(282)
Recognized actuarial loss	515	513	145	77
Settlement loss	-	1,478	-	-
Net periodic benefit cost (a)	$761	$2,225	$391	$332

(a)	The components of net periodic benefit cost other than the service cost component are included in Other income (expense), net in the Consolidated Statements of Income.

During the three months ended March 31, 2020, the Company recorded a settlement loss relating to retirees that received lump-sum distributions from the Company’s defined benefit pension plan totaling $1.5 million. This charge was the result of lump-sum payments to retirees which exceeded the Plan’s actuarial service and interest cost thresholds. No settlement losses were recorded for the three month period ended March 31, 2021.

NOTE 8 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The reclassifications out of Accumulated other comprehensive income (loss) as reported in the Consolidated Statements of Income are:

	Three Months Ended March 31,
	2021	2020
Pension and other postretirement benefits:
Recognized actuarial loss (a)	$660	$590
Settlement loss (a)	-	1,478
Total before income tax	$660	$2,068
Income tax	(148)	(489)
Net of income tax	$512	$1,579

(a)	The recognized actuarial loss and the settlement loss are included in Other income (expense), net in the Consolidated Statements of Income.

The components of Accumulated other comprehensive income (loss) as reported in the Consolidated Balance Sheets are:

	Currency Translation Adjustments	Pension and Other Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020	$(5,044)	$(25,333)	$(30,377)
Reclassification adjustments	-	660	660
Current period charge	(1,383)	-	(1,383)
Income tax benefit (charge)	-	(148)	(148)
Balance at March 31, 2021	$(6,427)	$(24,821)	$(31,248)

	Currency Translation Adjustments	Pension and Other Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019	$(8,155)	$(20,382)	$(28,537)
Reclassification adjustments	-	2,068	2,068
Current period charge	(2,361)	-	(2,361)
Income tax benefit (charge)	-	(489)	(489)
Balance at March 31, 2020	$(10,516)	$(18,803)	$(29,319)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except for per share amounts)

The following discussion and analysis of the Company’s financial condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements, and notes thereto, and the other financial data included elsewhere in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with the Company’s audited Consolidated Financial Statements and accompanying notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its Annual Report on Form 10-K for the year ended December 31, 2020. The coronavirus (COVID-19) pandemic has had an adverse effect on the Company’s reported results, although our facilities and supply chain have remained operational through the pandemic. The extent to which the Company’s operations will continue to be impacted by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the pandemic and actions by government authorities to contain the pandemic or treat its impact, among other things.

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

	Three Months Ended March 31,
	2021	2020
Adjusted earnings per share:
Reported earnings per share – GAAP basis	$0.28	$0.21
Plus pension settlement charges per share	-	0.04
Non-GAAP adjusted earnings per share	$0.28	$0.25

Adjusted earnings before interest, taxes, depreciation and amortization:
Reported net income–GAAP basis	$7,429	$5,486
Plus income taxes	1,889	1,404
Plus depreciation and amortization	2,982	3,182
Non-GAAP earnings before interest, taxes, depreciation and amortization	12,300	10,072
Plus pension settlement charges	-	1,478
Non-GAAP adjusted earnings before interest, taxes, depreciation and amortization	$12,300	$11,550

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

The Company places a strong emphasis on cash flow generation and maintaining excellent liquidity and financial flexibility. This focus has afforded us the ability to reinvest our cash resources and preserve a strong balance sheet to position us to weather the COVID-19 pandemic and for future acquisition and product development opportunities. The Company had no bank debt as of March 31, 2021. The Company’s cash position increased $8.3 million during the first three months of 2021 to $116.5 million at March 31, 2021 and the Company generated $12.3 million in adjusted earnings before interest, taxes, depreciation and amortization during the same period.

Capital expenditures for the first three months of 2021 were $0.9 million and consisted primarily of machinery and equipment and building improvements. Capital expenditures for the full-year 2021 are presently planned to be in the range of $15-$20 million primarily for building improvements and machinery and equipment purchases, and are expected to be financed through internally-generated funds.

Net sales for the first quarter of 2021 were $89.0 million compared to net sales of $91.7 million for the first quarter of 2020, a decrease of 2.9% or $2.7 million. Domestic sales decreased 4.2% or $2.7 million and international sales were flat compared to the same period in 2020.

Gross profit was $23.0 million for the first quarter of 2021, resulting in gross margin of 25.9%, compared to gross profit of $23.4 million and gross margin of 25.6% for the same period in 2020. Gross margin increased 30 basis points due to improved leverage on labor and overhead.

Selling, general and administrative (“SG&A”) expenses were $14.1 million and 15.8% of net sales for the first quarter of 2021 compared to $14.9 million and 16.2% of net sales for the same period in 2020. SG&A expenses decreased 5.4% or $0.8 million and improved 40 basis points as a percentage of sales primarily due to reduced marketing and travel related expenses combined with overall expense management.

Operating income was $9.0 million for the first quarter of 2021, resulting in an operating margin of 10.1%, compared to operating income of $8.6 million and operating margin of 9.4% for the same period in 2020. Operating margin increased 70 basis points primarily as a result of improved leverage on labor and overhead, reduced marketing and travel related expenses, and overall expense management.

Other income (expense), net was $0.3 million of income for the first quarter of 2021 compared to expense of $1.7 million for the same period in 2020. The change was due primarily to a non-cash pension settlement charge of $1.5 million and $0.5 million of foreign exchange losses which both occurred in the first quarter of 2020 and did not recur in the first quarter of 2021

Net income was $7.4 million for the first quarter of 2021 compared to $5.5 million in the first quarter of 2020, and earnings per share were $0.28 and $0.21 for the respective periods. Earnings per share for the first quarter of 2020 included a non-cash pension settlement charge of $0.04 per share.

The Company’s backlog of orders was $125.5 million at March 31, 2021 compared to $113.8 million at March 31, 2020 and $113.1 million at December 31, 2020. Incoming orders for the first quarter of 2021 increased 1.3% compared to the same period in 2020 and 9.5% compared to the fourth quarter of 2020. Incoming orders during the first quarter of 2021 included increases primarily in OEM, repair, and construction partially offset by decreases in petroleum and agriculture when compared to the same period last year.

On April 22, 2021, the Board of Directors authorized the payment of a quarterly dividend of $0.155 per share on the common stock of the Company, payable June 10, 2021, to shareholders of record as of May 14, 2021. This will mark the 285th consecutive quarterly dividend paid by The Gorman-Rupp Company.

The Company currently expects to continue its exceptional history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.

Outlook

Although the timing of the global economy fully recovering from the COVID-19 pandemic remains somewhat uncertain, we were pleased to see our incoming orders improve in the first quarter of this year.   Our ongoing focus on managing both operating and SG&A expenses resulted in improved earnings compared to the prior year.  Our increase in incoming orders has resulted in a strong backlog position as we begin the second quarter of 2021.  While we continue to believe sales in the first half of this year will be more challenging than in the back half, the change in trend that we saw during the first quarter was encouraging.  We continue to monitor developments in our global supply chain related to increased lead times and rising material costs. To the extent that these could impact our financial results, we are taking measures to mitigate risks and to ensure that we are able to continue to meet our customers’ needs. We remain well positioned to maximize the opportunity as the economy recovers while at the same time continuing to focus on our long-term strategic initiatives.

Three Months Ended March 31, 2021 vs. Three Months Ended March 31, 2020

Net Sales

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Net Sales	$89,027	$91,671	$2,644	(2.9)%

Net sales for the first quarter of 2021 were $89.0 million compared to net sales of $91.7 million for the first quarter of 2020, a decrease of 2.9% or $2.6 million. Domestic sales decreased 4.2% or $2.7 million and international sales were flat compared to the same period in 2020.

Sales in our water markets increased 0.9% or $0.6 million in the first quarter of 2021 compared to the first quarter of 2020. Sales increased $0.8 million in the repair market, $0.6 million in the construction market, and $0.2 million in the agriculture market. Partially offsetting these increases were sales decreases of $0.9 million in the fire protection market and $0.1 million in the municipal market primarily due to the COVID-19 pandemic in both cases.

Sales in our non-water markets decreased 11.7% or $3.3 million in the first quarter of 2021 compared to the first quarter of 2020 primarily due to the COVID-19 pandemic, along with reduced demand from midstream oil and gas customers and softness in oil and gas drilling activity.  Sales decreased $2.5 million in the industrial market and $1.0 million in the OEM market while sales in the petroleum market increased $0.2 million.

Cost of Products Sold and Gross Profit

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Cost of products sold	$65,985	$68,223	$(2,238)	(3.3)%
% of Net sales	74.1%	74.4%
Gross Margin	25.9%	25.6%

Gross profit was $23.0 million for the first quarter of 2021, resulting in gross margin of 25.9%, compared to gross profit of $23.4 million and gross margin of 25.6% for the same period in 2020. Gross margin increased 30 basis points due to improved leverage on labor and overhead.

Selling, General and Administrative (SG&A) Expenses

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Selling, general and administrative expenses	$14,069	$14,871	$(802)	(5.4)%
% of Net sales	15.8%	16.2%

Selling, general and administrative (“SG&A”) expenses were $14.1 million and 15.8% of net sales for the first quarter of 2021 compared to $14.9 million and 16.2% of net sales for the same period in 2020. SG&A expenses decreased 5.4% or $0.8 million and improved 40 basis points as a percentage of sales due to reduced marketing and travel related expenses combined with overall expense management.

Operating Income

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Operating income	$8,973	$8,577	$396	4.6%
% of Net sales	10.1%	9.4%

Operating income was $9.0 million for the first quarter of 2021, resulting in an operating margin of 10.1%, compared to operating income of $8.6 million and operating margin of 9.4% for the same period in 2020. Operating margin increased 70 basis points primarily as a result of improved leverage on labor and overhead, reduced marketing and travel related expenses, and overall expense management.

Net Income

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Income before income taxes	$9,318	$6,890	$2,428	35.2%
% of Net sales	10.5%	7.5%
Income taxes	$1,889	$1,404	$485	34.5%
Effective tax rate	20.3%	20.4%
Net income	$7,429	$5,486	$1,943	35.4%
% of Net sales	8.3%	6.0%
Earnings per share	$0.28	$0.21	$0.07	33.3%

The Company’s effective tax rate was 20.3% for the first quarter of 2021 compared to 20.4% for the first quarter of 2020.

Net income was $7.4 million in the first quarter of 2021 compared to $5.5 million in 2020, an increase of $1.9 million, or 35.4%. Net income for the first quarter of 2021 included foreign exchange gains of $0.2 million, net of income taxes. Net income for the first quarter of 2020 included a non-cash pension settlement charge of $1.1 million, net of income taxes and foreign exchange losses of $0.4 million, net of income taxes.

Liquidity and Capital Resources

Cash and cash equivalents totaled $116.5 million and there was no outstanding bank debt at March 31, 2021. The Company had $25.2 million available in bank lines of credit after deducting $5.8 million in outstanding letters of credit primarily related to customer orders. The Company was in compliance with its debt covenants, including limits on additional borrowings and maintenance of certain operating and financial ratios, at March 31, 2021 and December 31, 2020.

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

The following table reconciles adjusted earnings before interest, income taxes and depreciation and amortization as reconciled above to free cash flow:

	Three Months Ended March 31,
	2021	2020
Non-GAAP adjusted earnings before interest, taxes, depreciation and amortization	$12,300	$11,550
Less capital expenditures	(864)	(1,697)
Less cash dividends	(4,047)	(3,780)
Non-GAAP free cash flow	$7,389	$6,073

Financial Cash Flow

	Three Months Ended March 31,
	2021	2020
Beginning of period cash and cash equivalents	$108,203	$80,555
Net cash provided by operating activities	13,682	8,432
Net cash used for investing activities	(348)	(1,667)
Net cash used for financing activities	(4,905)	(4,425)
Effect of exchange rate changes on cash	(118)	(459)
Net increase in cash and cash equivalents	8,311	1,881
End of period cash and cash equivalents	$116,514	$82,436

The increase in cash provided by operating activities in the first three months of 2021 compared to the same period last year was primarily due to decreased inventories, increased accounts payable, and increased net income, partially offset by increased accounts receivable.

During the first three months of 2021 and 2020, investing activities consisted of capital expenditures primarily for machinery and equipment of $0.9 million and $1.7 million, respectively.

Net cash used for financing activities for the first three months of 2021 and 2020 primarily consisted of dividend payments of $4.0 million and $3.8 million, respectively.

The Company currently expects to continue its exceptional history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.

Critical Accounting Policies

Our critical accounting policies are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our Consolidated Financial Statements for the year ended December 31, 2020 contained in our Annual Report on Form 10-K for the year ended December 31, 2020. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the notes to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

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

Such factors include, but are not limited to: company specific risk factors including (1) loss of key personnel; (2) intellectual property security; (3) acquisition performance and integration; (4) impairment in the value of intangible assets, including goodwill; (5) defined benefit pension plan settlement expense; and (6) family ownership of common equity; and general risk factors including (7) continuation of the current and projected future business environment, including the duration and scope of the COVID-19 pandemic, the impact of the pandemic and actions taken in response to the pandemic; (8) highly competitive markets; (9) availability and costs of raw materials; (10) cyber security threats; (11) compliance with, and costs related to, a variety of import and export laws and regulations; (12) environmental compliance costs and liabilities; (13) exposure to fluctuations in foreign currency exchange rates; (14) conditions in foreign countries in which The Gorman-Rupp Company conducts business; (15) changes in our tax rates and exposure to additional income tax liabilities; and (16) risks described from time to time in our reports filed with the Securities and Exchange Commission. Except to the extent required by law, we do not undertake and specifically decline any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk associated principally with fluctuations in foreign currency exchange rates. The Company’s foreign currency exchange rate risk is limited primarily to the Euro, Canadian Dollar, South African Rand and British Pound. The Company manages its foreign exchange risk principally through invoicing customers in the same currency as is used in the market of the source of products. The foreign currency transaction gains (losses) for the periods ending March 31, 2021 and 2020 were $0.3 million and $(0.5) million, respectively, and are reported within Other (expense) income, net on the Consolidated Statements of Income.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no material changes from the legal proceedings previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

ITEM 1A.	RISK FACTORS

In addition to the information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

ITEM 6.	EXHIBITS

Exhibit 31.1	Certification of Jeffrey S. Gorman, Chairman and Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of James C. Kerr, Executive Vice President and Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Certification pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
Exhibit 101

Financial statements from the Quarterly Report on Form 10-Q of The Gorman-Rupp Company for the quarter ended March 31, 2021, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity, and (vi) the Notes to Consolidated Financial Statements.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Gorman-Rupp Company
(Registrant)
Date: April 26, 2021
	By:	/s/James C. Kerr
James C. Kerr
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)