Form 10-Q
period 2021-06-30
GORMAN RUPP CO
filed 2021-07-26
CIK 42682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

On July 26, 2021 there were 26,126,640 common shares, without par value, of The Gorman-Rupp Company outstanding.

The Gorman-Rupp Company

Three and Six Months Ended June 30, 2021 and 2020

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Consolidated Statements of Income - Three months ended June 30, 2021 and 2020 - Six months ended June 30, 2021 and 2020	3
	Consolidated Statements of Comprehensive Income - Three months ended June 30, 2021 and 2020 - Six months ended June 30, 2021 and 2020	3
	Consolidated Balance Sheets - June 30, 2021 and December 31, 2020	4
	Consolidated Statements of Cash Flows - Six months ended June 30, 2021 and 2020	5
	Consolidated Statements of Equity - Six months ended June 30, 2021 and 2020	6
	Notes to Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17
Item 4.	Controls and Procedures	17

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	18
Item 6.	Exhibits	19
EX-31.1	Section 302 Principal Executive Officer (PEO) Certification
EX-31.2	Section 302 Principal Financial Officer (PFO) Certification
EX-32	Section 1350 Certifications

PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2021	2020	2021	2020
Net sales	$93,015	$85,814	$182,042	$177,485
Cost of products sold	68,342	63,965	134,326	132,188
Gross profit	24,673	21,849	47,716	45,297
Selling, general and administrative expenses	14,059	12,852	28,129	27,723
Operating income	10,614	8,997	19,587	17,574
Other income (expense), net	(1,705)	(1,930)	(1,360)	(3,617)
Income before income taxes	8,909	7,067	18,227	13,957
Income taxes	1,812	1,433	3,701	2,837
Net income	$7,097	$5,634	$14,526	$11,120
Earnings per share	$0.27	$0.22	$0.56	$0.43
Cash dividends per share	$0.155	$0.145	$0.310	$0.290
Average number of shares outstanding	26,116,140	26,091,492	26,112,495	26,083,056

See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Net income	$7,097	$5,634	$14,526	$11,120
Other comprehensive (loss) income, net of tax:
Cumulative translation adjustments	955	1,114	(422)	(1,247)
Pension and postretirement medical liability adjustments	1,857	2,012	2,363	3,591
Other comprehensive income	2,812	3,126	1,941	2,344
Comprehensive income	$9,909	$8,760	$16,467	$13,464

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED BALANCE SHEETS

	(unaudited)
(Dollars in thousands)	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$124,294	$108,203
Accounts receivable, net	58,550	50,763
Inventories, net	81,742	82,686
Prepaid and other	6,738	5,169
Total current assets	271,324	246,821
Property, plant and equipment, net	105,854	108,666
Other assets	5,477	4,795
Goodwill and other intangible assets, net	33,762	34,175
Total assets	$416,417	$394,457
Liabilities and equity
Current liabilities:
Accounts payable	$16,615	$9,466
Payroll and employee related liabilities	12,658	10,825
Commissions payable	5,429	5,624
Deferred revenue and customer deposits	10,554	8,004
Accrued expenses	6,582	4,582
Total current liabilities	51,838	38,501
Pension benefits	9,615	9,232
Postretirement benefits	28,177	28,250
Other long-term liabilities	1,831	2,961
Total liabilities	91,461	78,944
Equity:
Common shares, without par value:
Authorized – ‐‐35,000,000 shares;
Outstanding – 26,116,140 shares at June 30, 2021 and 26,101,992 shares at December 31, 2020 (after deducting treasury shares of 932,656 and 946,804, respectively), at stated capital amounts	5,102	5,099
Additional paid-in capital	1,709	693
Retained earnings	346,581	340,098
Accumulated other comprehensive (loss)	(28,436)	(30,377)
Total equity	324,956	315,513
Total liabilities and equity	$416,417	$394,457

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Dollars in thousands)	2021	2020
Cash flows from operating activities:
Net income	$14,526	$11,120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,951	6,325
Pension expense	3,170	5,006
Stock based compensation	1,301	(95)
Contributions to pension plan	-	(2,000)
Changes in operating assets and liabilities:
Accounts receivable, net	(8,029)	4,652
Inventories, net	677	(7,257)
Accounts payable	7,292	721
Commissions payable	(132)	(468)
Deferred revenue and customer deposits	2,614	(1,104)
Income taxes	805	994
Accrued expenses and other	(1,477)	(799)
Benefit obligations	1,413	(21)
Net cash provided by operating activities	28,111	17,074
Cash used for investing activities:
Capital additions	(3,548)	(3,655)
Other	577	198
Net cash used for investing activities	(2,971)	(3,457)
Cash used for financing activities:
Cash dividends	(8,095)	(7,562)
Treasury share repurchases	(231)	(361)
Other	(658)	(285)
Net cash used for financing activities	(8,984)	(8,208)
Effect of exchange rate changes on cash	(65)	(179)
Net increase in cash and cash equivalents	16,091	5,230
Cash and cash equivalents:
Beginning of period	108,203	80,555
End of period	$124,294	$85,785

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Six Months Ended June 30, 2021
	Common Shares		Additional Paid-In	Retained	Accumulated Other Comprehensive
(Dollars in thousands, except share and per share amounts)	Shares	Dollars	Capital	Earnings	(Loss) Income	Total
Balances December 31, 2020	26,101,992	$5,099	$693	$340,098	$(30,377)	$315,513
Net income				7,429		7,429
Other comprehensive loss					(871)	(871)
Stock based compensation, net	14,148	3	551	52		606
Cash dividends - $0.155 per share				(4,047)		(4,047)
Balances March 31, 2021	26,116,140	$5,102	$1,244	$343,532	$(31,248)	$318,630
Net income				7,097		7,097
Other comprehensive income					2,812	2,812
Stock based compensation, net			465			465
Cash dividends - $0.155 per share				(4,048)		(4,048)
Balances June 30, 2021	26,116,140	$5,102	$1,709	$346,581	$(28,436)	$324,956

	Six Months Ended June 30, 2020
	Common Shares		Additional Paid-In	Retained	Accumulated Other Comprehensive
(Dollars in thousands, except share and per share amounts)	Shares	Dollars	Capital	Earnings	(Loss) Income	Total
Balances December 31, 2019	26,067,502	$5,091	$1,147	$330,177	$(28,537)	$307,878
Net income				5,486		5,486
Other comprehensive loss					(782)	(782)
Stock based compensation, net	23,990	5	(547)	88		(454)
Cash dividends - $0.145 per share				(3,780)		(3,780)
Balances March 31, 2020	26,091,492	$5,096	$600	$331,971	$(29,319)	$308,348
Net income				5,634		5,634
Other comprehensive income					3,126	3,126
Stock based compensation, net			(2)			(2)
Cash dividends - $0.145 per share				(3,782)		(3,782)
Balances June 30, 2020	26,091,492	$5,096	$598	$333,823	$(26,193)	$313,324

See notes to consolidated financial statements (unaudited).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in tables in thousands of dollars, except for per share amounts)

NOTE 1 - BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Consolidated Financial Statements include the accounts of The Gorman-Rupp Company (the “Company” or “Gorman-Rupp”) and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results. In the opinion of management of the Company, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2021 are not necessarily indicative of results that may be expected for the year ending December 31, 2021. For further information, refer to the Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, from which related information herein has been derived.

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

NOTE 3 – REVENUE

Disaggregation of Revenue

The following tables disaggregate total net sales by major product category and geographic location:

	Product Category
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Pumps and pump systems	$78,935	$75,356	$154,236	$153,654
Repair parts for pumps and pump systems and other	14,080	10,458	27,806	23,831
Total net sales	$93,015	$85,814	$182,042	$177,485

	Geographic Location
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United States	$64,478	$59,653	$127,097	$125,020
Foreign countries	28,537	26,161	54,945	52,465
Total net sales	$93,015	$85,814	$182,042	$177,485

International sales represented approximately 31% of total net sales for both the second quarter of 2021 and 2020 and were made to customers in many different countries around the world.

On June 30, 2021, the Company had $153.0 million of remaining performance obligations, also referred to as backlog. The Company expects to recognize as revenue substantially all of its remaining performance obligations within one year.

The Company’s contract assets and liabilities as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021	December 31, 2020
Contract assets	$-	$-
Contract liabilities	$10,554	$8,004

Revenue recognized for the six months ended June 30, 2021 and 2020 that was included in the contract liabilities balance at the beginning of the period was $4.3 million and $3.8 million, respectively.

NOTE 4 - INVENTORIES

LIFO inventories are stated at the lower of cost or market and all other inventories are stated at the lower of cost or net realizable value. Replacement cost approximates current cost and the excess over LIFO cost is approximately $64.7 million and $63.5 million at June 30, 2021 and December 31, 2020, respectively. Allowances for excess and obsolete inventory totaled $5.9 million at June 30, 2021 and December 31, 2020. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management’s estimate of expected year-end inventory levels and costs, and are subject to the final year-end LIFO inventory valuation.

Inventories are comprised of the following:

Inventories, net:	June 30, 2021	December 31, 2020
Raw materials and in-process	$22,096	$18,152
Finished parts	47,990	51,701
Finished products	11,656	12,833
Total net inventories	$81,742	$82,686

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of the following:

	June 30, 2021	December 31, 2020
Land	$5,923	$5,805
Buildings	111,368	111,876
Machinery and equipment	186,657	184,362
	303,948	302,043
Less accumulated depreciation	(198,094)	(193,377)
Property, plant and equipment, net	$105,854	$108,666

NOTE 6 - PRODUCT WARRANTIES

A liability is established for estimated future warranty and service claims based on historical claims experience and specific product failures. The Company expenses warranty costs directly to Cost of products sold. Changes in the Company’s product warranties liability are:

	June 30,
	2021	2020
Balance at beginning of year	$1,361	$1,438
Provision	886	528
Claims	(857)	(628)
Balance at end of period	$1,390	$1,338

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

The following tables present the components of net periodic benefit costs:

	Pension Benefits		Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020
Service cost	$649	$659	$365	$343
Interest cost	394	555	163	194
Expected return on plan assets	(906)	(958)	-	-
Amortization of prior service cost	-	-	(282)	(282)
Recognized actuarial loss	544	621	145	77
Settlement loss	1,728	1,904	-	-
Net periodic benefit cost (a)	$2,409	$2,781	$391	$332

	Pension Benefits		Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Service cost	$1,398	$1,342	$731	$686
Interest cost	785	1,091	327	389
Expected return on plan assets	(1,800)	(1,943)	-	-
Amortization of prior service cost	-	-	(565)	(564)
Recognized actuarial loss	1,059	1,134	290	153
Settlement loss	1,728	3,382	-	-
Net periodic benefit cost (a)	$3,170	$5,006	$783	$664

(a)	The components of net periodic benefit cost other than the service cost component are included in Other income (expense), net in the Consolidated Statements of Income.

During the second quarter and six months ended June 30, 2021, the Company recorded a settlement loss relating to retirees that received lump-sum distributions from the Company’s defined benefit pension plan totaling $1.7 million. The Company recorded settlement losses of $1.9 million and $3.4 million for the second quarter and six months ended June 30, 2020, respectively. These charges were the result of lump-sum payments to retirees exceeding the Plan’s actuarial service and interest cost thresholds.

NOTE 8 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The reclassifications out of Accumulated other comprehensive income (loss) as reported in the Consolidated Statements of Income are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Pension and other postretirement benefits:
Recognized actuarial loss (a)	$689	$698	$1,349	$1,287
Settlement loss (a)	1,728	1,904	1,728	3,382
Total before income tax	$2,417	$2,602	$3,077	$4,669
Income tax	(560)	(590)	(714)	(1,078)
Net of income tax	$1,857	$2,012	$2,363	$3,591

(a)	The recognized actuarial loss and the settlement loss are included in Other income (expense), net in the Consolidated Statements of Income.

The components of Accumulated other comprehensive income (loss) as reported in the Consolidated Balance Sheets are:

	Currency Translation Adjustments	Pension and Other Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020	$(5,044)	$(25,333)	$(30,377)
Reclassification adjustments	-	3,077	3,077
Current period charge	(422)	-	(422)
Income tax benefit (charge)	-	(714)	(714)
Balance at June 30, 2021	$(5,466)	$(22,970)	$(28,436)

	Currency Translation Adjustments	Pension and Other Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019	$(8,155)	$(20,382)	$(28,537)
Reclassification adjustments	-	4,669	4,669
Current period charge	(1,247)	-	(1,247)
Income tax benefit (charge)	-	(1,078)	(1,078)
Balance at June 30, 2020	$(9,402)	$(16,791)	$(26,193)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Overview

The following discussion of Results of Operations includes certain non-GAAP financial data and measures such as adjusted earnings before interest, taxes, depreciation and amortization and adjusted earnings per share amounts which exclude non-cash pension settlement charges in 2021 and 2020. Management utilizes these adjusted financial data and measures to assess comparative operations against those of prior periods without the distortion of non-comparable factors. The Gorman-Rupp Company believes that these non-GAAP financial data and measures also will be useful to investors in assessing the strength of the Company’s underlying operations from period to period. Provided below is a reconciliation of adjusted earnings per share amounts and adjusted earnings before interest, taxes, depreciation and amortization.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Adjusted earnings per share:
Reported earnings per share – GAAP basis	$0.27	$0.22	$0.56	$0.43
Plus pension settlement charge per share	0.05	0.06	0.05	0.10
Non-GAAP adjusted earnings per share	$0.32	$0.28	$0.61	$0.53

Adjusted earnings before interest, taxes, depreciation and amortization:
Reported net income–GAAP basis	$7,097	$5,634	$14,526	$11,120
Plus income taxes	1,812	1,433	3,701	2,837
Plus depreciation and amortization	2,969	3,143	5,951	6,325
Non-GAAP earnings before interest, taxes, depreciation and amortization	11,878	10,210	24,178	20,282
Plus pension settlement charge	1,728	1,904	1,728	3,382
Non-GAAP adjusted earnings before interest, taxes, depreciation and amortization	$13,606	$12,114	$25,906	$23,664

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

The Company places a strong emphasis on cash flow generation and maintaining excellent liquidity and financial flexibility. This focus has afforded us the ability to reinvest our cash resources and preserve a strong balance sheet and position us for future acquisition and product development opportunities. The Company had no bank debt as of June 30, 2021. The Company’s cash position increased $16.1 million during the first six months of 2021 to $124.3 million at June 30, 2021 and the Company generated $26.0 million in adjusted earnings before interest, taxes, depreciation and amortization during the same period.

Capital expenditures for the first six months of 2021 were $3.5 million and consisted primarily of machinery and equipment and building improvements. Capital expenditures for the full-year 2021 are presently planned to be in the range of $12-$15 million primarily for building improvements and machinery and equipment purchases, and are expected to be financed through internally-generated funds.

Net sales for the second quarter of 2021 were $93.0 million compared to net sales of $85.8 million for the second quarter of 2020, an increase of 8.4% or $7.2 million. Domestic sales increased 8.1% or $4.8 million and international sales increased 9.1% or $2.4 million compared to the same period in 2020. As the global economy has started to recover from the COVID-19 pandemic, sales and incoming orders have increased across nearly all of our markets.

Gross profit was $24.7 million for the second quarter of 2021, resulting in gross margin of 26.5%, compared to gross profit of $21.8 million and gross margin of 25.5% for the same period in 2020. Gross margin improved 100 basis points due to improved leverage on fixed labor and overhead resulting from increased sales volume.

Selling, general and administrative (“SG&A”) expenses were $14.1 million and 15.1% of net sales for the second quarter of 2021 compared to $12.9 million and 15.0% of net sales for the same period in 2020. SG&A expenses increased 9.4% or $1.2 million and increased 10 basis points as a percentage of sales. The increase in SG&A expenses is the result of compensation, travel and other expense items returning closer to pre-pandemic levels as operational activities begin to return to normal.

Operating income was $10.6 million for the second quarter of 2021, resulting in an operating margin of 11.4%, compared to operating income of $9.0 million and operating margin of 10.5% for the same period in 2020. Operating margin improved 90 basis points primarily as a result of improved leverage on fixed labor and overhead resulting from increased sales volume.

Other income (expense), net was $1.7 million of expense for the second quarter of 2021 compared to expense of $1.9 million for the same period in 2020. The decrease to expense was due primarily to a decrease in non-cash pension settlement charges from $1.9 million in the second quarter of 2020 to $1.7 million in the second quarter of 2021.

Net income was $7.1 million for the second quarter of 2021 compared to $5.6 million in the second quarter of 2020, and earnings per share were $0.27 and $0.22 for the respective periods. Earnings per share for the second quarter included a non-cash pension settlement charge of $0.05 per share in 2021 and $0.06 per share in 2020.

Net sales for the first six months of 2021 were $182.0 million compared to net sales of $177.5 million for the first six months of 2020, an increase of 2.6% or $4.5 million. Domestic sales increased 1.7% or $2.0 million and international sales increased 4.7% or $2.5 million compared to the same period in 2020.

Gross profit was $47.7 million for the first six months of 2021, resulting in gross margin of 26.2%, compared to gross profit of $45.3 million and gross margin of 25.5% for the same period in 2020. Gross margin improved 70 basis points due principally to improved leverage on fixed labor and overhead resulting from increased sales volume compared to the first six months of 2020.

SG&A expenses were $28.1 million and 15.5% of net sales for the first six months of 2021 compared to $27.7 million and 15.6% of net sales for the same period in 2020. SG&A expenses increased 1.5% or $0.4 million but improved 10 basis points as a percentage of sales.

Operating income was $19.6 million for the first six months of 2021, resulting in an operating margin of 10.8%, compared to operating income of $17.6 million and operating margin of 9.9% for the same period in 2020. Operating margin improved 90 basis points primarily as a result of improved leverage on fixed labor and overhead resulting from increased sales volume compared to the first six months of 2020.

Other income (expense), net was $1.4 million of expense for the first six months of 2021 compared to expense of $3.6 million for the same period in 2020. The decrease to expense was due primarily to reduced non-cash pension settlement charges of $1.7 million in 2021 compared to $3.4 million in 2020.

Net income was $14.5 million for the first six months of 2021 compared to $11.1 million in the first six months of 2020, and earnings per share were $0.56 and $0.43 for the respective periods. Earnings per share included a non-cash pension settlement charge of $0.05 per share in 2021 and $0.10 per share in 2020.

The Company’s backlog of orders was $153.0 million at June 30, 2021 compared to $110.3 million at June 30, 2020 and $113.1 million at December 31, 2020. Incoming orders increased 21.6% for the first six months of 2021 compared to the same period in 2020. Incoming orders during the second quarter of 2021 increased 46.6% when compared to the same period last year.

On July 22, 2021, the Board of Directors authorized the payment of a quarterly dividend of $0.155 per share on the common stock of the Company, payable September 10, 2021, to shareholders of record as of August 13, 2021. This will mark the 286th consecutive quarterly dividend paid by The Gorman-Rupp Company.

The Company currently expects to continue its exceptional history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.

Outlook

Although the timing of the global economy fully recovering from the COVID-19 pandemic remains somewhat uncertain, our sales and incoming orders improved in the first half of this year. The increases in sales and incoming orders has been broad-based across almost all of our major markets and has resulted in a strong backlog position at the beginning of the third quarter of 2021.  We continue to manage developments in our global supply chain related to availability, increased lead times, transportation challenges, and rising material costs. To the extent that these could impact our financial results, we are taking measures in an effort to mitigate risks and ensure that we are able to continue to meet our customers’ needs. We remain well positioned to maximize the opportunity as the economy recovers while at the same time continuing to focus on our long-term strategic initiatives.

Three Months Ended June 30, 2021 vs. Three Months Ended June 30, 2020

Net Sales

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
Net Sales	$93,015	$85,814	$7,201	8.4%

Net sales for the second quarter of 2021 were $93.0 million compared to net sales of $85.8 million for the second quarter of 2020, an increase of 8.4% or $7.2 million. Domestic sales increased 8.1% or $4.8 million and international sales increased 9.1% or $2.4 million compared to the same period in 2020. As the global economy has started to recover from the COVID-19 pandemic, sales and incoming orders have increased across nearly all of our markets.

Sales in our water markets increased 4.5% or $2.8 million in the second quarter of 2021 compared to the second quarter of 2020. Sales increased $3.1 million in the repair market, $1.6 million in the construction market, $0.9 million in the fire protection market, and $0.5 million in the agriculture market. Partially offsetting these increases was a sales decrease of $3.3 million in the municipal market primarily due to timing of shipments.

Sales in our non-water markets increased 18.1% or $4.4 million in the second quarter of 2021 compared to the second quarter of 2020. Sales increased $2.1 million in the petroleum market, $2.0 million in the OEM market, and $0.3 million in the industrial market.

Cost of Products Sold and Gross Profit

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
Cost of products sold	$68,342	$63,965	$4,377	6.8%
% of Net sales	73.5%	74.5%
Gross Margin	26.5%	25.5%

Gross profit was $24.7 million for the second quarter of 2021, resulting in gross margin of 26.5%, compared to gross profit of $21.8 million and gross margin of 25.5% for the same period in 2020. Gross margin improved 100 basis points due to improved leverage on fixed labor and overhead resulting from increased sales volume.

Selling, General and Administrative (SG&A) Expenses

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
Selling, general and administrative expenses	$14,059	$12,852	$1,207	9.4%
% of Net sales	15.1%	15.0%

Selling, general and administrative (“SG&A”) expenses were $14.1 million and 15.1% of net sales for the second quarter of 2021 compared to $12.9 million and 15.0% of net sales for the same period in 2020. SG&A expenses increased 9.4% or $1.2 million and increased 10 basis points as a percentage of sales. The increase in SG&A expenses is the result of compensation, travel and other expense items returning closer to pre-pandemic levels as operational activities begin to return to normal.

Operating Income

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
Operating income	$10,614	$8,997	$1,617	18.0%
% of Net sales	11.4%	10.5%

Operating income was $10.6 million for the second quarter of 2021, resulting in an operating margin of 11.4%, compared to operating income of $9.0 million and operating margin of 10.5% for the same period in 2020. Operating margin improved 90 basis points primarily as a result of improved leverage on fixed labor and overhead resulting from increased sales volume.

Net Income

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
Income before income taxes	$8,909	$7,067	$1,842	26.1%
% of Net sales	9.6%	8.2%
Income taxes	$1,812	$1,433	$379	26.4%
Effective tax rate	20.3%	20.3%
Net income	$7,097	$5,634	$1,463	26.0%
% of Net sales	7.6%	6.6%
Earnings per share	$0.27	$0.22	$0.05	22.7%

The Company’s effective tax rate was 20.3% for the second quarter of 2021 and 2020.

Net income was $7.1 million for the second quarter of 2021 compared to $5.6 million in the second quarter of 2020, and earnings per share were $0.27 and $0.22 for the respective periods. Earnings per share for the second quarter included a non-cash pension settlement charge of $0.05 per share in 2021 and $0.06 per share in 2020.

Six Months Ended June 30, 2021 vs. Six Months Ended June 30, 2020

Net Sales

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
Net Sales	$182,042	$177,485	$4,557	2.6%

Net sales for the first six months of 2021 were $182.0 million compared to net sales of $177.5 million for the first six months of 2020, an increase of 2.6% or $4.5 million. Domestic sales increased 1.7% or $2.0 million and international sales increased 4.7% or $2.5 million compared to the same period in 2020.

Sales in our water markets increased 2.7% or $3.4 million in the first six months of 2021 compared to the first six months of 2020. Sales increased $4.0 million in the repair market, $2.1 million in the construction market, and $0.7 million in the agriculture market. Partially offsetting these increases was a decrease of $3.4 million in the municipal market, while the fire market was flat.

Sales in our non-water markets increased 2.2% or $1.1 million in the first six months of 2021 compared to the first six months of 2020. Sales in the petroleum market increased $2.2 million and sales in the OEM market increased $1.0 million. Partially offsetting these increases was a decrease of $2.1 million in the industrial market.

Cost of Products Sold and Gross Profit

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
Cost of products sold	$134,326	$132,188	$2,138	1.6%
% of Net sales	73.8%	74.5%
Gross Margin	26.2%	25.5%

Gross profit was $47.7 million for the first six months of 2021, resulting in gross margin of 26.2%, compared to gross profit of $45.3 million and gross margin of 25.5% for the same period in 2020. Gross margin improved 70 basis points due principally to improved leverage on fixed labor and overhead resulting from increased sales volume compared to the first six months of 2020.

Selling, General and Administrative (SG&A) Expenses

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
Selling, general and administrative expenses	$28,129	$27,723	$406	1.5%
% of Net sales	15.5%	15.6%

SG&A expenses were $28.1 million and 15.5% of net sales for the first six months of 2021 compared to $27.7 million and 15.6% of net sales for the same period in 2020. SG&A expenses increased 1.5% or $0.4 million but improved 10 basis points as a percentage of sales.

Operating Income

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
Operating income	$19,586	$17,574	$2,012	11.5%
% of Net sales	10.8%	9.9%

Operating income was $19.6 million for the first six months of 2021, resulting in an operating margin of 10.8%, compared to operating income of $17.6 million and operating margin of 9.9% for the same period in 2020. Operating margin improved 90 basis points primarily as a result of improved leverage on fixed labor and overhead resulting from increased sales volume compared to the first six months of 2020.

Net Income

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
Income before income taxes	$18,227	$13,957	$4,270	30.6%
% of Net sales	10.0%	7.9%
Income taxes	$3,701	$2,837	$864	30.4%
Effective tax rate	20.3%	20.3%
Net income	$14,526	$11,120	$3,406	30.6%
% of Net sales	8.0%	6.3%
Earnings per share	$0.56	$0.43	$0.13	30.2%

The Company’s effective tax rate was 20.3% for the first half of 2021 and 2020.

Net income was $14.5 million for the first six months of 2021 compared to $11.1 million in the first six months of 2020, and earnings per share were $0.56 and $0.43 for the respective periods. Earnings per share included a non-cash pension settlement charge of $0.05 per share in 2021 and $0.10 per share in 2020.

Liquidity and Capital Resources

Cash and cash equivalents totaled $124.3 million and there was no outstanding bank debt at June 30, 2021. The Company had $23.6 million available in bank lines of credit after deducting $7.4 million in outstanding letters of credit primarily related to customer orders. The Company was in compliance with its debt covenants, including limits on additional borrowings and maintenance of certain operating and financial ratios, at June 30, 2021 and December 31, 2020.

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

The following table reconciles adjusted earnings before interest, income taxes and depreciation and amortization as reconciled above to free cash flow:

	Six Months Ended June 30,
	2021	2020
Non-GAAP adjusted earnings before interest, taxes, depreciation and amortization	$25,906	$23,664
Less capital expenditures	(3,548)	(3,655)
Less cash dividends	(8,095)	(7,562)
Non-GAAP free cash flow	$14,263	$12,447

Financial Cash Flow

	Six Months Ended June 30,
	2021	2020
Beginning of period cash and cash equivalents	$108,203	$80,555
Net cash provided by operating activities	28,111	17,074
Net cash used for investing activities	(2,971)	(3,457)
Net cash used for financing activities	(8,984)	(8,208)
Effect of exchange rate changes on cash	(65)	(179)
Net increase in cash and cash equivalents	16,901	5,230
End of period cash and cash equivalents	$124,294	$85,785

The increase in cash provided by operating activities in the first six months of 2021 compared to the same period last year was primarily due to the global economic recovery from the COVID-19 pandemic as net income increased, deferred revenue increased, accounts payable increased, and inventory stabilized compared to an increase in the prior period, partially offset by increased accounts receivable. Pension plan contributions were also reduced when compared to the prior period.

During the first six months of 2021 and 2020, investing activities consisted of capital expenditures primarily for machinery and equipment of $3.5 million.

Net cash used for financing activities for the first six months of 2021 and 2020 primarily consisted of dividend payments of $8.1 million and $7.6 million, respectively.

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

The Company is subject to market risk associated principally with fluctuations in foreign currency exchange rates. The Company’s foreign currency exchange rate risk is limited primarily to the Euro, Canadian Dollar, South African Rand and British Pound. The Company manages its foreign exchange risk principally through invoicing customers in the same currency as is used in the market of the source of products. The foreign currency transaction gains (losses) for the periods ending June 30, 2021 and 2020 were $0.2 million and $(0.5) million, respectively, and are reported within Other (expense) income, net on the Consolidated Statements of Income.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021.

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
Exhibit 101

Financial statements from the Quarterly Report on Form 10-Q of The Gorman-Rupp Company for the quarter ended June 30, 2021, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity, and (vi) the Notes to Consolidated Financial Statements.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Gorman-Rupp Company
(Registrant)
Date: July 26, 2021
	By:	/s/James C. Kerr
James C. Kerr
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)