Form 10-Q
period 2021-09-30
GORMAN RUPP CO
filed 2021-11-01
CIK 42682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

On November 1, 2021 there were 26,126,640 common shares, without par value, of The Gorman-Rupp Company outstanding.

The Gorman-Rupp Company

Three and Nine Months Ended September 30, 2021 and 2020

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Consolidated Statements of Income - Three months ended September 30, 2021 and 2020 - Nine months ended September 30, 2021 and 2020	3
	Consolidated Statements of Comprehensive Income - Three months ended September 30, 2021 and 2020 - Nine months ended September 30, 2021 and 2020	3
	Consolidated Balance Sheets - September 30, 2021 and December 31, 2020	4
	Consolidated Statements of Cash Flows - Nine months ended September 30, 2021 and 2020	5
	Consolidated Statements of Equity - Nine months ended September 30, 2021 and 2020	6
	Notes to Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18
Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 6.	Exhibits	19
EX-31.1	Section 302 Principal Executive Officer (PEO) Certification
EX-31.2	Section 302 Principal Financial Officer (PFO) Certification
EX-32	Section 1350 Certifications

PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2021	2020	2021	2020
Net sales	$102,110	$88,982	$284,152	$266,467
Cost of products sold	76,277	66,011	210,604	198,199
Gross profit	25,833	22,971	73,548	68,268
Selling, general and administrative expenses	14,291	13,228	42,420	40,951
Operating income	11,542	9,743	31,128	27,317
Other income (expense), net	(486)	(744)	(1,846)	(4,361)
Income before income taxes	11,056	8,999	29,282	22,956
Income taxes	2,274	1,738	5,974	4,575
Net income	$8,782	$7,261	$23,308	$18,381
Earnings per share	$0.34	$0.28	$0.89	$0.70
Cash dividends per share	$0.155	$0.145	$0.465	$0.435
Average number of shares outstanding	26,126,640	26,101,992	26,117,262	26,089,414

See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Net income	$8,782	$7,261	$23,308	$18,381
Other comprehensive (loss) income, net of tax:
Cumulative translation adjustments	(1,427)	1,644	(1,849)	397
Pension and postretirement medical liability adjustments	726	1,242	3,089	4,833
Other comprehensive (loss) income	(701)	2,886	1,240	5,230
Comprehensive income	$8,081	$10,147	$24,548	$23,611

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED BALANCE SHEETS

	(unaudited)
(Dollars in thousands)	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$131,120	$108,203
Accounts receivable, net	58,817	50,763
Inventories, net	81,413	82,686
Prepaid and other	7,190	5,169
Total current assets	278,540	246,821
Property, plant and equipment, net	104,765	108,666
Other assets	5,130	4,795
Goodwill and other intangible assets, net	33,446	34,175
Total assets	$421,881	$394,457
Liabilities and equity
Current liabilities:
Accounts payable	$15,796	$9,466
Payroll and employee related liabilities	15,359	10,825
Commissions payable	6,592	5,624
Deferred revenue and customer deposits	9,508	8,004
Accrued expenses	7,519	4,582
Total current liabilities	54,774	38,501
Pension benefits	7,812	9,232
Postretirement benefits	28,079	28,250
Other long-term liabilities	1,740	2,961
Total liabilities	92,405	78,944
Equity:
Common shares, without par value:
Authorized – ‐‐35,000,000 shares;
Outstanding – 26,126,640 shares at September 30, 2021 and 26,101,992 shares at December 31, 2020 (after deducting treasury shares of 922,156 and 946,804, respectively), at stated capital amounts	5,104	5,099
Additional paid-in capital	2,157	693
Retained earnings	351,352	340,098
Accumulated other comprehensive (loss)	(29,137)	(30,377)
Total equity	329,476	315,513
Total liabilities and equity	$421,881	$394,457

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020
Cash flows from operating activities:
Net income	$23,308	$18,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,908	9,649
Pension expense	4,177	6,670
Stock based compensation	1,790	(191)
Contributions to pension plan	(2,000)	(2,000)
Changes in operating assets and liabilities:
Accounts receivable, net	(8,644)	5,543
Inventories, net	342	(6,355)
Accounts payable	6,692	(2,209)
Commissions payable	1,099	(1,013)
Deferred revenue and customer deposits	1,646	(825)
Income taxes	1,341	1,237
Accrued expenses and other	(1,089)	135
Benefit obligations	3,965	2,406
Net cash provided by operating activities	41,535	31,428
Cash used for investing activities:
Capital additions	(5,617)	(6,258)
Other	572	237
Net cash used for investing activities	(5,045)	(6,021)
Cash used for financing activities:
Cash dividends	(12,145)	(11,348)
Treasury share repurchases	(231)	(361)
Other	(689)	(243)
Net cash used for financing activities	(13,065)	(11,952)
Effect of exchange rate changes on cash	(508)	(345)
Net increase in cash and cash equivalents	22,917	13,110
Cash and cash equivalents:
Beginning of period	108,203	80,555
End of period	$131,120	$93,665

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Nine Months Ended September 30, 2021
			Additional		Accumulated Other
(Dollars in thousands, except	Common Shares		Paid-In	Retained	Comprehensive
share and per share amounts)	Shares	Dollars	Capital	Earnings	(Loss) Income	Total
Balances December 31, 2020	26,101,992	$5,099	$693	$340,098	$(30,377)	$315,513
Net income				7,429		7,429
Other comprehensive loss					(871)	(871)
Stock based compensation, net	14,148	3	551	52		606
Cash dividends - $0.155 per share				(4,047)		(4,047)
Balances March 31, 2021	26,116,140	$5,102	$1,244	$343,532	$(31,248)	$318,630
Net income				7,097		7,097
Other comprehensive income					2,812	2,812
Stock based compensation, net			465			465
Cash dividends - $0.155 per share				(4,048)		(4,048)
Balances June 30, 2021	26,116,140	$5,102	$1,709	$346,581	$(28,436)	$324,956
Net income				8,782		8,782
Other comprehensive loss					(701)	(701)
Stock based compensation, net	10,500	2	448	39		489
Cash dividends - $0.155 per share				(4,050)		(4,050)
Balances September 30, 2021	26,126,640	$5,104	$2,157	$351,352	$(29,137)	$329,476

	Nine Months Ended September 30, 2020
			Additional		Accumulated Other
(Dollars in thousands, except	Common Shares		Paid-In	Retained	Comprehensive
share and per share amounts)	Shares	Dollars	Capital	Earnings	(Loss) Income	Total
Balances December 31, 2019	26,067,502	$5,091	$1,147	$330,177	$(28,537)	$307,878
Net income				5,486		5,486
Other comprehensive loss					(782)	(782)
Stock based compensation, net	23,990	5	(547)	88		(454)
Cash dividends - $0.145 per share				(3,780)		(3,780)
Balances March 31, 2020	26,091,492	$5,096	$600	$331,971	$(29,319)	$308,348
Net income				5,634		5,634
Other comprehensive income					3,126	3,126
Stock based compensation, net			(2)			(2)
Cash dividends - $0.145 per share				(3,782)		(3,782)
Balances June 30, 2020	26,091,492	$5,096	$598	$333,823	$(26,193)	$313,324
Net income				7,261		7,261
Other comprehensive income					2,886	2,886
Stock based compensation, net	10,500	3	(96)	39		(54)
Cash dividends - $0.145 per share				(3,786)		(3,786)
Balances September 30, 2020	26,101,992	$5,099	$502	$337,337	$(23,307)	$319,631

See notes to consolidated financial statements (unaudited).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in tables in thousands of dollars, except for per share amounts)

NOTE 1 - BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Consolidated Financial Statements include the accounts of The Gorman-Rupp Company (the “Company” or “Gorman-Rupp”) and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results. In the opinion of management of the Company, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of results that may be expected for the year ending December 31, 2021. For further information, refer to the Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, from which related information herein has been derived.

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

NOTE 3 – REVENUE

Disaggregation of Revenue

The following tables disaggregate total net sales by major product category and geographic location:

	Product Category
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Pumps and pump systems	$86,770	$77,035	$241,038	$230,581
Repair parts for pumps and pump systems and other	15,340	11,947	43,114	35,886
Total net sales	$102,110	$88,982	$284,152	$266,467

	Geographic Location
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	$68,726	$63,292	$195,823	$188,312
Foreign countries	33,384	25,690	88,329	78,155
Total net sales	$102,110	$88,982	$284,152	$266,467

International sales represented approximately 33% and 29% of total net sales for the third quarter of 2021 and 2020 respectively, and were made to customers in many different countries around the world.

On September 30, 2021, the Company had $156.5 million of remaining performance obligations, also referred to as backlog. The Company expects to recognize as revenue substantially all of its remaining performance obligations within one year.

The Company’s contract assets and liabilities as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021	December 31, 2020
Contract assets	$-	$-
Contract liabilities	$9,508	$8,004

Revenue recognized for the nine months ended September 30, 2021 and 2020 that was included in the contract liabilities balance at the beginning of the period was $6.0 million and $4.4 million, respectively.

NOTE 4 - INVENTORIES

LIFO inventories are stated at the lower of cost or market and all other inventories are stated at the lower of cost or net realizable value. Replacement cost approximates current cost and the excess over LIFO cost is approximately $67.3 million and $63.5 million at September 30, 2021 and December 31, 2020, respectively. Allowances for excess and obsolete inventory totaled $5.9 million for each of the periods ended September 30, 2021 and December 31, 2020. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management’s estimate of expected year-end inventory levels and costs, and are subject to the final year-end LIFO inventory valuation.

Inventories are comprised of the following:

Inventories, net:	September 30, 2021	December 31, 2020
Raw materials and in-process	$21,362	$18,152
Finished parts	49,522	51,701
Finished products	10,529	12,833
Total net inventories	$81,413	$82,686

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of the following:

	September 30, 2021	December 31, 2020
Land	$5,864	$5,805
Buildings	111,488	111,876
Machinery and equipment	187,513	184,362
	304,865	302,043
Less accumulated depreciation	(200,100)	(193,377)
Property, plant and equipment, net	$104,765	$108,666

NOTE 6 - PRODUCT WARRANTIES

A liability is established for estimated future warranty and service claims based on historical claims experience and specific product failures. The Company expenses warranty costs directly to Cost of products sold. Changes in the Company’s product warranties liability are:

	September 30,
	2021	2020
Balance at beginning of year	$1,361	$1,438
Provision	1,317	925
Claims	(1,248)	(965)
Balance at end of period	$1,430	$1,398

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

The following tables present the components of net periodic benefit costs:

	Pension Benefits		Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2021	2020	2021	2020
Service cost	$636	$688	$365	$343
Interest cost	467	431	163	194
Expected return on plan assets	(907)	(984)	-	-
Amortization of prior service cost	-	-	(282)	(282)
Recognized actuarial loss	423	538	145	77
Settlement loss	388	991	-	-
Net periodic benefit cost (a)	$1,007	$1,664	$391	$332

	Pension Benefits		Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Service cost	$2,034	$2,029	$1,096	$1,029
Interest cost	1,252	1,522	490	584
Expected return on plan assets	(2,707)	(2,928)	-	-
Amortization of prior service cost	-	-	(847)	(847)
Recognized actuarial loss	1,482	1,673	435	230
Settlement loss	2,116	4,373	-	-
Net periodic benefit cost (a)	$4,177	$6,669	$1,174	$996

(a)	The components of net periodic benefit cost other than the service cost component are included in Other income (expense), net in the Consolidated Statements of Income.

During the three and nine months ended September 30, 2021, the Company recorded a settlement loss relating to retirees that received lump-sum distributions from the Company’s defined benefit pension plan totaling $0.4 million and $2.1 million, respectively. The Company recorded settlement losses of $1.0 million and $4.4 million for the three and nine month periods ended September 30, 2020, respectively. These charges were the result of lump-sum distributions to retirees exceeding the Plan’s actuarial service and interest cost thresholds.

NOTE 8 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The reclassifications out of Accumulated other comprehensive income (loss) as reported in the Consolidated Statements of Income are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Pension and other postretirement benefits:
Recognized actuarial loss (a)	$568	$615	$1,917	$1,903
Settlement loss (a)	388	991	2,116	4,373
Total before income tax	$956	$1,606	$4,033	$6,276
Income tax	(230)	(364)	(944)	(1,443)
Net of income tax	$726	$1,242	$3,089	$4,833

(a)	The recognized actuarial loss and the settlement loss are included in Other income (expense), net in the Consolidated Statements of Income.

The components of Accumulated other comprehensive income (loss) as reported in the Consolidated Balance Sheets are:

	Currency Translation Adjustments	Pension and Other Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020	$(5,044)	$(25,333)	$(30,377)
Reclassification adjustments	-	4,033	4,033
Current period charge	(1,849)	-	(1,849)
Income tax benefit (charge)	-	(944)	(944)
Balance at September 30, 2021	$(6,893)	$(22,244)	$(29,137)

	Currency Translation Adjustments	Pension and Other Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019	$(8,155)	$(20,382)	$(28,537)
Reclassification adjustments	-	6,276	6,276
Current period charge	397	-	397
Income tax benefit (charge)	-	(1,443)	(1,443)
Balance at September 30, 2020	$(7,758)	$(15,549)	$(23,307)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except for per share amounts)

The following discussion and analysis of the Company’s financial condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements, and notes thereto, and the other financial data included elsewhere in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with the Company’s audited Consolidated Financial Statements and accompanying notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its Annual Report on Form 10-K for the year ended December 31, 2020. The coronavirus (COVID-19) pandemic has had an adverse effect on the Company’s reported results, although our facilities and supply chain have remained operational through the pandemic and our reported results have started to improve as the global economy further recovers from the pandemic. The extent to which the Company’s operations will continue to be impacted by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the pandemic and actions by government authorities to contain the pandemic or treat its impact, among other things.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Adjusted earnings per share:
Reported earnings per share – GAAP basis	$0.34	$0.28	$0.89	$0.70
Plus pension settlement charge per share	0.01	0.03	0.06	0.13
Non-GAAP adjusted earnings per share	$0.35	$0.31	$0.95	$0.83

Adjusted earnings before interest, taxes, depreciation and amortization:
Reported net income–GAAP basis	$8,782	$7,261	$23,308	$18,381
Plus income taxes	2,274	1,738	5,974	4,575
Plus depreciation and amortization	2,957	3,324	8,908	9,649
Non-GAAP earnings before interest, taxes, depreciation and amortization	14,013	12,323	38,190	32,605
Plus pension settlement charge	388	991	2,116	4,373
Non-GAAP adjusted earnings before interest, taxes, depreciation and amortization	$14,401	$13,314	$40,306	$36,978

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

The Company places a strong emphasis on cash flow generation and maintaining excellent liquidity and financial flexibility. This focus has afforded us the ability to reinvest our cash resources and preserve a strong balance sheet and position us for future acquisition and product development opportunities. The Company had no bank debt as of September 30, 2021. The Company’s cash position increased $22.9 million during the first nine months of 2021 to $131.1 million at September 30, 2021 and the Company generated $40.3 million in adjusted earnings before interest, taxes, depreciation and amortization during the same period.

Capital expenditures for the first nine months of 2021 were $5.6 million and consisted primarily of machinery and equipment and building improvements. Capital expenditures for the full-year 2021 are presently planned to be approximately $10 million primarily for building improvements and machinery and equipment purchases, and are expected to be financed through internally-generated funds.

Net sales for the third quarter of 2021 were $102.1 million compared to net sales of $89.0 million for the third quarter of 2020, an increase of 14.8% or $13.1 million. Domestic sales increased 8.6% or $5.4 million and international sales increased 30.0% or $7.7 million compared to the same period in 2020. As the global economy has started to recover from the COVID-19 pandemic, sales and incoming orders have increased across nearly all of our markets.

Gross profit was $25.8 million for the third quarter of 2021, resulting in gross margin of 25.3%, compared to gross profit of $23.0 million and gross margin of 25.8% for the same period in 2020.  The 50 basis point decrease in gross margin was driven by a 210 basis point increase in cost of material, which included an unfavorable LIFO impact of 250 basis points, partially offset by a 160 basis point improvement on labor and overhead resulting from increased sales volume.

Selling, general and administrative (“SG&A”) expenses were $14.3 million and 14.0% of net sales for the third quarter of 2021 compared to $13.2 million and 14.9% of net sales for the same period in 2020. SG&A expenses increased 8.0% or $1.1 million as a result of compensation, travel and other expense items returning closer to pre-pandemic levels as operational activities return to normal. SG&A expenses as a percentage of sales improved 90 basis points primarily as a result of leverage on fixed costs from increased sales volume.

Operating income was $11.5 million for the third quarter of 2021, resulting in an operating margin of 11.3%, compared to operating income of $9.7 million and operating margin of 10.9% for the same period in 2020. Operating margin improved 40 basis points as a result of improved leverage on fixed costs from increased sales volume partially offset by an unfavorable LIFO impact.

Other income (expense), net was $0.5 million of expense for the third quarter of 2021 compared to expense of $0.7 million for the same period in 2020. The decrease to expense was due primarily to reduced non-cash pension settlement charges of $0.4 million in the third quarter of 2021 compared to $1.0 million in the third quarter of 2020.

Net income was $8.8 million for the third quarter of 2021 compared to $7.3 million in the third quarter of 2020, and earnings per share were $0.34 and $0.28 for the respective periods. Earnings per share for the third quarter of 2021 included an unfavorable LIFO impact of $0.08 per share. Earnings per share for the third quarter included a non-cash pension settlement charge of $0.01 per share in 2021 and $0.03 per share in 2020.

Net sales for the first nine months of 2021 were $284.2 million compared to net sales of $266.5 million for the first nine months of 2020, an increase of 6.6% or $17.7 million. Domestic sales increased 4.0% or $7.5 million and international sales increased 13.0% or $10.2 million compared to the same period in 2020.

Gross profit was $73.5 million for the first nine months of 2021, resulting in gross margin of 25.9%, compared to gross profit of $68.3 million and gross margin of 25.6% for the same period in 2020.  The 30 basis points increase in gross margin compared to the first nine months of 2020 was driven by a 130 basis point improvement on labor and overhead resulting from increased sales volume, partially offset by a 100 basis point increase in cost of material which included an unfavorable LIFO impact of 90 basis points.

SG&A expenses were $42.4 million and 14.9% of net sales for the first nine months of 2021 compared to $41.0 million and 15.4% of net sales for the same period in 2020. SG&A expenses increased 3.6% or $1.4 million but improved 50 basis points as a percentage of sales primarily as a result of leverage on fixed costs from increased sales volume.

Operating income was $31.1 million for the first nine months of 2021, resulting in an operating margin of 11.0%, compared to operating income of $27.3 million and operating margin of 10.3% for the same period in 2020. Operating margin improved 70 basis points primarily as a result of improved leverage on fixed costs from increased sales volume partially offset by an unfavorable LIFO impact.

Other income (expense), net was $1.8 million of expense for the first nine months of 2021 compared to expense of $4.4 million for the same period in 2020. The decrease to expense was due primarily to reduced non-cash pension settlement charges of $2.1 million in 2021 compared to $4.4 million in 2020.

Net income was $23.3 million for the first nine months of 2021 compared to $18.4 million in the first nine months of 2020, and earnings per share were $0.89 and $0.70 for the respective periods. Earnings per share included an unfavorable LIFO impact of $0.12 per share in 2021 compared to $0.04 per share in 2020. Earnings per share included a non-cash pension settlement charge of $0.06 per share in 2021 and $0.13 per share in 2020.

The Company’s backlog of orders was $156.5 million at September 30, 2021 compared to $102.0 million at September 30, 2020 and $113.1 million at December 31, 2020. Incoming orders increased 24.8% for the first nine months of 2021 compared to the same period in 2020. Incoming orders during the third quarter of 2021 increased 32.0% when compared to the same period last year.

On October 28, 2021, the Board of Directors authorized the payment of a quarterly dividend of $0.17 per share on the common stock of the Company, payable December 10, 2021, to shareholders of record as of November 15, 2021. This will mark the 287th consecutive quarterly dividend paid by The Gorman-Rupp Company.

The Company currently expects to continue its exceptional history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.

On October 29, 2021, the Company announced a share repurchase program of up to $50.0 million of the Company’s common shares. Shares may be repurchased from time to time by the Company through a variety of methods, which may include open-market transactions, pre-set trading plans designed in accordance with Rule 10b5-1, privately negotiated transactions, accelerated share repurchase transactions, or any combination of such methods. The actual number of shares repurchased will depend on prevailing market conditions, alternative uses of capital and other factors, and will be determined at management’s discretion. The Company is not obligated to make any purchases under the program, and the program may be suspended or discontinued at any time. The program does not have an expiration date.

Outlook

Our sales and incoming orders have continued the positive trends we began to see earlier in the year, and we enter the fourth quarter with a very strong backlog.  Our team has continued to do a good job managing the ongoing challenges of the COVID-19 pandemic, including those related to our global supply chain.  As sales volumes have returned to more normal levels, we have managed our gross margin and have leveraged our SG&A expenses, resulting in improved earnings.   While we continue to manage the uncertainties related to the global economic recovery, our management team also remains focused on long-term growth opportunities and strategic initiatives that will enable us to continue to deliver shareholder value.

Three Months Ended September 30, 2021 vs. Three Months Ended September 30, 2020

Net Sales

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Net Sales	$102,110	$88,982	$13,128	14.8%

Net sales for the third quarter of 2021 were $102.1 million compared to net sales of $89.0 million for the third quarter of 2020, an increase of 14.8% or $13.1 million. Domestic sales increased 8.6% or $5.4 million and international sales increased 30.0% or $7.7 million compared to the same period in 2020. As the global economy has started to recover from the COVID-19 pandemic, sales and incoming orders have increased across nearly all of our markets.

Sales in our water markets increased 14.6% or $9.3 million in the third quarter of 2021 compared to the third quarter of 2020. Sales increased $6.0 million in the fire protection market, $3.6 million in the construction market, $2.3 million in the repair market, and $0.8 million in the agriculture market. Partially offsetting these increases was a sales decrease of $3.4 million in the municipal market. The decrease in municipal market sales is primarily due to timing, as both incoming orders and backlog have increased compared to the prior year.

Sales in our non-water markets increased 15.2% or $3.8 million in the third quarter of 2021 compared to the third quarter of 2020. Sales increased $2.7 million in the OEM market, $0.7 million in the industrial market, and $0.4 million in the petroleum market.

Cost of Products Sold and Gross Profit

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Cost of products sold	$76,277	$66,011	$10,266	15.6%
% of Net sales	74.7%	74.2%
Gross Margin	25.3%	25.8%

Gross profit was $25.8 million for the third quarter of 2021, resulting in gross margin of 25.3%, compared to gross profit of $23.0 million and gross margin of 25.8% for the same period in 2020.  The 50 basis point decrease in gross margin was driven by a 210 basis point increase in cost of material, which included an unfavorable LIFO impact of 250 basis points, partially offset by a 160 basis point improvement on labor and overhead resulting from increased sales volume.

Selling, General and Administrative (SG&A) Expenses

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Selling, general and administrative expenses	$14,291	$13,228	$1,063	8.0%
% of Net sales	14.0%	14.9%

Selling, general and administrative (“SG&A”) expenses were $14.3 million and 14.0% of net sales for the third quarter of 2021 compared to $13.2 million and 14.9% of net sales for the same period in 2020. SG&A expenses increased 8.0% or $1.1 million as a result of compensation, travel and other expense items returning closer to pre-pandemic levels as operational activities return to normal. SG&A expenses as a percentage of sales improved 90 basis points primarily as a result of leverage on fixed costs from increased sales volume.

Operating Income

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Operating income	$11,542	$9,743	$1,799	18.5%
% of Net sales	11.3%	10.9%

Operating income was $11.5 million for the third quarter of 2021, resulting in an operating margin of 11.3%, compared to operating income of $9.7 million and operating margin of 10.9% for the same period in 2020. Operating margin improved 40 basis points as a result of improved leverage on fixed costs from increased sales volume partially offset by an unfavorable LIFO impact.

Net Income

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Income before income taxes	$11,056	$8,999	$2,057	22.9%
% of Net sales	10.8%	10.1%
Income taxes	$2,274	$1,738	$536	30.8%
Effective tax rate	20.6%	19.3%
Net income	$8,782	$7,261	$1,521	20.9%
% of Net sales	8.6%	8.2%
Earnings per share	$0.34	$0.28	$0.06	21.4%

The Company’s effective tax rate was 20.6% for the third quarter of 2021 and 19.3% for the third quarter of 2020.

Net income was $8.8 million for the third quarter of 2021 compared to $7.3 million in the third quarter of 2020, and earnings per share were $0.34 and $0.28 for the respective periods. Earnings per share for the third quarter of 2021 included an unfavorable LIFO impact of $0.08 per share. Earnings per share for the third quarter included a non-cash pension settlement charge of $0.01 per share in 2021 and $0.03 per share in 2020.

Nine Months Ended September 30, 2021 vs. Nine Months Ended September 30, 2020

Net Sales

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Net Sales	$284,152	$266,467	$17,685	6.6%

Net sales for the first nine months of 2021 were $284.2 million compared to net sales of $266.5 million for the first nine months of 2020, an increase of 6.6% or $17.7 million. Domestic sales increased 4.0% or $7.5 million and international sales increased 13.0% or $10.2 million compared to the same period in 2020.

Sales in our water markets increased 6.7% or $12.7 million in the first nine months of 2021 compared to the first nine months of 2020. Sales increased $6.1 million in the repair market, $6.1 million in the fire market, $5.8 million in the construction market, and $1.5 million in the agriculture market. Partially offsetting these increases was a decrease of $6.8 million in the municipal market. The decrease in municipal market sales is primarily due to timing, as both incoming orders and backlog have increased compared to the prior year.

Sales in our non-water markets increased 6.5% or $5.0 million in the first nine months of 2021 compared to the first nine months of 2020. Sales in the OEM market increased $3.7 million and sales in the petroleum market increased $2.6 million. Partially offsetting these increases was a decrease of $1.3 million in the industrial market.

Cost of Products Sold and Gross Profit

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Cost of products sold	$210.604	$198,199	$12,405	6.3%
% of Net sales	74.1%	74.4%
Gross Margin	25.9%	25.6%

Gross profit was $73.5 million for the first nine months of 2021, resulting in gross margin of 25.9%, compared to gross profit of $68.3 million and gross margin of 25.6% for the same period in 2020.  The 30 basis points increase in gross margin compared to the first nine months of 2020 was driven by a 130 basis point improvement on labor and overhead resulting from increased sales volume, partially offset by a 100 basis point increase in cost of material which included an unfavorable LIFO impact of 90 basis points.

Selling, General and Administrative (SG&A) Expenses

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Selling, general and administrative expenses	$42,420	$40,951	$1,469	3.6%
% of Net sales	14.9%	15.4%

SG&A expenses were $42.4 million and 14.9% of net sales for the first nine months of 2021 compared to $41.0 million and 15.4% of net sales for the same period in 2020. SG&A expenses increased 3.6% or $1.4 million but improved 50 basis points as a percentage of sales primarily as a result of leverage on fixed costs from increased sales volume.

Operating Income

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Operating income	$31,128	$27,317	$3,811	14.0%
% of Net sales	11.0%	10.3%

Operating income was $31.1 million for the first nine months of 2021, resulting in an operating margin of 11.0%, compared to operating income of $27.3 million and operating margin of 10.3% for the same period in 2020. Operating margin improved 70 basis points primarily as a result of improved leverage on fixed costs from increased sales volume partially offset by an unfavorable LIFO impact.

Net Income

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Income before income taxes	$29,282	$22,956	$6,326	27.6%
% of Net sales	10.3%	8.6%
Income taxes	$5,974	$4,575	$1,399	30.6%
Effective tax rate	20.4%	19.9%
Net income	$23,308	$18,381	$4,927	26.8%
% of Net sales	8.2%	6.9%
Earnings per share	$0.89	$0.70	$0.19	27.1%

The Company’s effective tax rate was 20.4% for the first nine months of 2021 and 19.9% for the first nine months of 2020.

Net income was $23.3 million for the first nine months of 2021 compared to $18.4 million in the first nine months of 2020, and earnings per share were $0.89 and $0.70 for the respective periods. Earnings per share included an unfavorable LIFO impact of $0.12 per share in 2021 compared to $0.04 per share in 2020. Earnings per share included a non-cash pension settlement charge of $0.06 per share in 2021 and $0.13 per share in 2020.

Liquidity and Capital Resources

Cash and cash equivalents totaled $131.1 million and there was no outstanding bank debt at September 30, 2021. The Company had $24.0 million available in bank lines of credit after deducting $7.0 million in outstanding letters of credit primarily related to customer orders. The Company was in compliance with its debt covenants, including limits on additional borrowings and maintenance of certain operating and financial ratios, at September 30, 2021 and December 31, 2020.

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

The following table reconciles adjusted earnings before interest, income taxes and depreciation and amortization as reconciled above to free cash flow:

	Nine Months Ended September 30,
	2021	2020
Non-GAAP adjusted earnings before interest, taxes, depreciation and amortization	$40,306	$36,978
Less capital expenditures	(5,617)	(6,258)
Less cash dividends	(12,145)	(11,348)
Non-GAAP free cash flow	$22,544	$19,372

Financial Cash Flow

	Nine Months Ended September 30,
	2021	2020
Beginning of period cash and cash equivalents	$108,203	$80,555
Net cash provided by operating activities	41,535	31,428
Net cash used for investing activities	(5,045)	(6,021)
Net cash used for financing activities	(13,065)	(11,952)
Effect of exchange rate changes on cash	(508)	(345)
Net increase in cash and cash equivalents	22,917	13,110
End of period cash and cash equivalents	$131,120	$93,665

The increase in cash provided by operating activities in the first nine months of 2021 compared to the same period last year was primarily due to the global economic recovery from the COVID-19 pandemic as net income increased, deferred revenue increased, accounts payable increased, and inventory stabilized compared to an increase in the prior period, partially offset by increased accounts receivable.

During the first nine months of 2021 and 2020, investing activities consisted of capital expenditures primarily for machinery and equipment of $5.6 million and $6.3 million, respectively.

Net cash used for financing activities for the first nine months of 2021 and 2020 primarily consisted of dividend payments of $12.1 million and $11.3 million, respectively.

The Company currently expects to continue its exceptional history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.

The Board of Directors has authorized a share repurchase program of up to $50.0 million of the Company’s common shares. The actual number of shares repurchased will depend on prevailing market conditions, alternative uses of capital and other factors, and will be determined at management’s discretion. The Company is not obligated to make any purchases under the program, and the program may be suspended or discontinued at any time.

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

The Company is subject to market risk associated principally with fluctuations in foreign currency exchange rates. The Company’s foreign currency exchange rate risk is limited primarily to the Euro, Canadian Dollar, South African Rand and British Pound. The Company manages its foreign exchange risk principally through invoicing customers in the same currency as is used in the market of the source of products. The foreign currency transaction gains (losses) for the nine month periods ending September 30, 2021 and 2020 were $0.1 million and $(0.4) million, respectively, and are reported within Other (expense) income, net on the Consolidated Statements of Income.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 29, 2021, the Company announced a share repurchase program of up to $50.0 million of the Company’s common shares. Shares may be repurchased from time to time by the Company through a variety of methods, which may include open-market transactions, pre-set trading plans designed in accordance with Rule 10b5-1, privately negotiated transactions, accelerated share repurchase transactions, or any combination of such methods. The actual number of shares repurchased will depend on prevailing market conditions, alternative uses of capital and other factors, and will be determined at management’s discretion. The Company is not obligated to make any purchases under the program, and the program may be suspended or discontinued at any time. The program does not have an expiration date. To date, the Company has not purchased any shares under the program.

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
Exhibit 101

Financial statements from the Quarterly Report on Form 10-Q of The Gorman-Rupp Company for the quarter ended September 30, 2021, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity, and (vi) the Notes to Consolidated Financial Statements.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Gorman-Rupp Company
(Registrant)
Date: November 1, 2021
	By:	/s/James C. Kerr
James C. Kerr
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)