Form 10-K
period 2021-12-31
GORMAN RUPP CO
filed 2022-02-28
CIK 42682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common shares, without par value, of The Gorman-Rupp Company held by non-affiliates based on the closing sales price as of June 30, 2021 was approximately $691,577,000.

On February 28, 2022, there were 26,079,115 common shares, without par value, of The Gorman-Rupp Company outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Notice of 2022 Annual Meeting of Shareholders and related Proxy Statement are incorporated by reference into Part III (Items 10-14).

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

Such factors include, but are not limited to: company specific risk factors including (1) loss of key personnel; (2) intellectual property security; (3) acquisition performance and integration; (4) impairment in the value of intangible assets, including goodwill; (5) defined benefit pension plan settlement expense; and (6) family ownership of common equity; and general risk factors including; (7) continuation of the current and projected future business environment, including the duration and scope of the COVID-19 pandemic, the impact of the pandemic and actions taken in response to the pandemic; (8) highly competitive markets; (9) availability and costs of raw materials and labor; (10) cyber security threats; (11) compliance with, and costs related to, a variety of import and export laws and regulations; (12) environmental compliance costs and liabilities; (13) exposure to fluctuations in foreign currency exchange rates; (14) conditions in foreign countries in which The Gorman-Rupp Company conducts business; (15) changes in our tax rates and exposure to additional income tax liabilities; and (16) risks described from time to time in our reports filed with the Securities and Exchange Commission. Except to the extent required by law, we do not undertake and specifically decline any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.

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

PRODUCTS

The Company operates in one business segment, the manufacture and sale of pumps and pump systems. The following table sets forth, for the years 2019 through 2021, the total net sales, income before income taxes and year-end total assets of the Company.

	(Dollars in thousands)
	2021	2020	2019
Net sales	$378,316	$348,967	$398,179
Income before taxes	37,248	31,246	45,166
Total assets	420,754	394,457	382,760

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

During 2021, 2020 and 2019, there were no shipments to any single customer that exceeded 10% of total net sales. Gorman-Rupp continued to actively pursue international business opportunities and, in 2021, shipped its pumps to approximately 135 countries around the world. No sales made to customers in any one foreign country amounted to more than 5% of total net sales for 2021, 2020 or 2019.

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

HUMAN CAPITAL

As of December 31, 2021, the Company employed approximately 1,150 persons, of whom approximately 650 were hourly employees. The majority of the Company’s manufacturing operations take place in the United States, as evidenced by 85% of its employees being in the Company’s U.S. locations and 15% of its employees being in its international locations.

Our approach is to develop talent from within and supplement with external hires. We invest resources to develop the talent needed to remain a leading designer and manufacturer of pumps and pump systems. We provide our employees with training opportunities and educational benefits to assist in the expansion of their careers and skills. This approach has resulted in a deep understanding among our employee base of our business, products, and customers.  We believe that our average tenure of 12 years, as of the end of 2021, reflects both the strong engagement of our employees and our positive workplace culture.  The Company has no collective bargaining agreements and has never experienced a work stoppage.

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

In response to the COVID-19 pandemic, we have enabled employees to work from home where possible.  Because our business involves the manufacturing of essential products, many of our employees are unable to work from home.  In an effort to keep our employees safe and to maintain operations during the pandemic, we have implemented a number of health-related measures, including social distancing, increased cleaning and sanitation measures, providing additional personal protective equipment, restricting visitor access to our facilities, and limiting in-person meetings and other gatherings.

We are committed to upholding fundamental human rights and believe that all human beings should be treated with dignity, fairness and respect.  This commitment is outlined in our Human Rights Policy which applies to all employees worldwide including part time and temporary workers. We communicated our expectation that suppliers also adhere to our Human Rights Policy through our Supplier Code of Conduct. We strive to promote inclusion and diversity in the workplace, engage with our communities, and encourage our suppliers to treat their employees in a manner that respects human rights.  We utilize an on-line platform to provide training to all employees worldwide in key areas such as harassment and discrimination prevention, human rights, and our code of conduct.  We also internally publicize the availability of an anonymous ethics hotline through which any employee may report any ethics, safety or other employment concerns.

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

Acquisition performance and integration

The Company’s historical growth has depended, and its future growth is likely to continue to depend, in part on its acquisition strategy and the successful integration of acquired businesses into existing operations. The Company intends to continue to seek additional domestic and international acquisition opportunities that have the potential to support and strengthen its operations. The Company cannot assure it will be able to successfully identify suitable acquisition opportunities, prevail against competing potential acquirers, negotiate appropriate acquisition terms, obtain financing that may be needed to consummate such acquisitions, complete proposed acquisitions, successfully integrate acquired businesses into existing operations or expand into new markets. In addition, the Company cannot assure that any acquisition, even if successfully integrated, will perform as planned, be accretive to earnings, or prove to be beneficial to the Company’s operations and cash flows.

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

In 2021 and 2020, the Company recorded pre-tax non-cash pension settlement charges of $2.3 million and $4.6 million, respectively, driven by lump-sum distributions discussed above. There was no pension settlement charge recorded in 2019. See Note 9 to the Consolidated Financial Statements, Pensions and Other Postretirement Benefits.

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

GENERAL RISK FACTORS

The COVID-19 Pandemic

Our business has been, and may continue to be, materially and adversely affected by the present coronavirus (or COVID-19) pandemic. The pandemic has disrupted our operations and may continue to affect our business, including through government imposed mandatory closures, work-from-home orders, social distancing protocols, increased employee absenteeism due to illness and/or quarantine requirements, voluntary facility closures and other government restrictions that, to the extent required, could materially adversely affect our ability to adequately staff and maintain our operations. While we have largely avoided facility closures and production disruptions thus far, we may experience temporary facility closures in response to government mandates in certain jurisdictions in which we operate or in response to positive diagnoses for COVID-19 in certain facilities for the safety of our employees. Our supply chain has thus far remained largely intact, however, if the COVID-19 pandemic persists or worsens, it may increase disruption to our supply chain and the operations of our suppliers and materially adversely impact the availability and cost of supplies for our facilities and production, and to provide personal protective equipment for our employees, which could materially adversely affect our operations. There may also be long-term negative economic effects on our customers in, and the economies of, affected countries. Any of the foregoing within the countries in which we or our customers and suppliers operate may severely disrupt our operations and have a material adverse effect on our business, results of operations, cash flows and financial condition. In addition, future changes in the Company’s cost of capital, expected cash flows, or other factors as a result of the above may cause the Company’s goodwill to be impaired, resulting in a non-cash charge against results of operations to write down goodwill for the amount of the impairment. The negative financial impact to our future results cannot be reasonably estimated, but could be material.

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

Continuation of current and projected future business environment

The overall pump industry is cyclical in nature, and some of its business activity is related to general business conditions in the durable goods and capital equipment markets. Demand for most of the Company’s products and services is affected by the level of new capital investment and planned maintenance expenditures by its customers. The level of such investment and expenditures by our customers depends, in turn, on factors such as general economic conditions, availability of credit, economic conditions within their respective industries and expectations of future market behavior. Volatility or sustained increases in prices of commodities such as oil and agricultural products can negatively affect the levels of investment and expenditures of certain customers and result in postponement of capital investment decisions or the delay or cancellation of existing orders. Inflationary economic conditions may further increase prices and exacerbate these risks. Any of these developments may negatively impact the Company’s sales.

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

Availability and costs of raw materials and labor

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

The Company's business depends, in part, upon the adequate recruitment and retention, and continued service of, key managerial, engineering, marketing, sales and technical and operational personnel. Economic conditions may cause an increasingly competitive labor market, which could lead to labor shortages or increased turnover rates within, or increased labor costs to maintain, the Company’s employee base.

These considerations may also impact the operations of the Company’s suppliers, who may seek to pass along any increased costs to the Company. Inflationary economic conditions may further increase these various costs. The Company may not be able to pass along any increased material or labor costs to customers for competitive or other reasons. A change in the availability of, or increases in the costs associated with raw materials, parts and components or labor and workforce could materially affect our business, financial condition, results of operations or cash flows.

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

Conditions in foreign countries in which the Company conducts business

In 2021, 31% of the Company’s net sales were to customers outside the United States. The Company expects its international and export sales to continue to be a significant portion of its revenue and it has placed a particular emphasis on increasing its growth and presence internationally. The Company’s sales from international operations and export sales are subject, in varying degrees, to risks inherent to doing business outside the United States. These risks include, but are not limited to, the following, some of which are further addressed in our other Risk Factors:

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

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth certain information with respect to the executive officers of the Company as of January 31, 2022:

Name	Age	Office	Date Elected to Executive Office Position
Jeffrey S. Gorman	69	Executive Chairman	1998
Scott A. King	47	President and Chief Executive Officer	2019
James C. Kerr	59	Executive Vice President and Chief Financial Officer	2017
Brigette A. Burnell	46	Senior Vice President, General Counsel and Corporate Secretary	2014

Mr. Gorman was elected Chairman of the Board on April 25, 2019. He served as Chief Executive Officer from May 1, 1998 to December 31, 2021 and as President from 1998 to 2020 after having served as Senior Vice President since 1996. Mr. Gorman also held the position of General Manager of the Gorman-Rupp Pumps USA division from 1989 through 2005. He served as Assistant General Manager from 1986 to 1988; and he held the office of Corporate Secretary from 1982 to 1990. He has served as a Director of the Company continuously since 1989.

Mr. King was elected Chief Executive Officer effective January 1, 2022 in addition to his role as President. Mr. King served as President and Chief Operating Officer since January 1, 2021 after previously serving as Vice President and Chief Operating Officer since April 25, 2019. Mr. King also previously served as Vice President of Operations effective March 1, 2018 and as Vice President from April 1, 2017 to February 28, 2018. Mr. King previously held positions with the Gorman-Rupp Pumps USA division of the Company as Vice President and General Manager from January 1, 2014 until March 31, 2017, Vice President of Operations from June 1, 2010 until December 31, 2013, Director of Manufacturing from July 1, 2007 until May 31, 2010 and Manufacturing Manager from November 1, 2004 until June 30, 2007.

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

The Company’s Common Stock is listed on the New York Stock Exchange under the ticker symbol “GRC”. On February 1, 2022, there were 1,532 registered holders of the Company’s common shares.

The Company currently expects to continue its exceptional history of paying regular quarterly dividends, and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on an assessment of the Company’s financial condition and business outlook at the applicable time.

PERFORMANCE GRAPH

The following stock price performance graph and related table compares the cumulative total returns (assuming reinvestment of dividends) on $100 invested on December 31, 2016 through December 31, 2021 in the Company’s common shares, the NYSE Composite Index, the NYSE American Index and a peer group of companies in the SIC Code 3561 Index — Pumps and Pumping Equipment. The stock price performance graph and related table is not necessarily indicative of future investment performance. This graph is not deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the graph shall not be deemed to be incorporated by reference into any prior or subsequent filing by us under the Securities Act of 1933, as amended, or the Exchange Act.

	2016	2017	2018	2019	2020	2021
The Gorman-Rupp Company	100.00	102.49	114.56	134.79	118.79	165.95
NYSE Composite	100.00	118.90	108.43	136.34	145.87	176.03
NYSE American	100.00	118.56	104.61	118.96	110.02	159.72
SIC Code 3561	100.00	130.90	119.21	159.08	185.86	217.88

PURCHASES OF EQUITY SECURITIES

(Amounts in tables in thousands of dollars, except share and per share data)

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

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
October 1 to October 31, 2021	-	$-	-	$50,000
November 1 to November 30, 2021	-	-	-	50,000
December 1 to December 31, 2021	22,979	44.14	22,979	48,985
Total	22,979	$44.14	22,979	$48,985

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

	2021	2020	2019
Adjusted earnings per share:
Reported earnings per share – GAAP basis	$1.14	$0.97	$1.37
Plus pension settlement charge	0.07	0.14	-
Non-GAAP adjusted earnings per share	$1.21	$1.11	$1.37

Adjusted earnings before interest, taxes, depreciation and amortization:
Reported net income – GAAP basis	$29,851	$25,188	$35,815
Plus interest	1	18	1
Plus income taxes	7,397	6,058	9,351
Plus depreciation and amortization	11,914	12,692	13,749
Non-GAAP earnings before interest, taxes, depreciationand amortization	49,163	43,956	58,916
Plus pension settlement charge	2,304	4,583	-
Non-GAAP adjusted earnings before interest, taxes, depreciation and amortization	$51,467	$48,539	$58,916

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

The Company places a strong emphasis on cash flow generation and maintaining excellent liquidity and financial flexibility. This focus has afforded us the ability to reinvest our cash resources and preserve a strong balance sheet to position us for future acquisition and product development opportunities. The Company had no bank debt as of December 31, 2021. The $158.8 million of aggregate cash generated by operating activities over the past three years was utilized primarily to pay dividends and the purchase of productivity-enhancing capital equipment. The Company’s cash position increased $17.0 million during 2021 to $125.2 million at December 31, 2021.

The Company generated $51.5 million in adjusted earnings before interest, taxes, depreciation and amortization during 2021. From these earnings, the Company invested $9.8 million primarily in buildings, machinery and equipment and returned $16.6 million in dividends to shareholders.

Capital expenditures for 2022 are planned to be in the range of $15-$20 million primarily for machinery and equipment purchases, and are expected to be financed through internally-generated funds.

Net sales for 2021 were $378.3 million compared to $349.0 million for 2020, an increase of 8.4% or $29.3 million. Domestic sales of $260.7 million increased 5.6% while international sales of $117.6 million increased 15.3% compared to 2020.

Gross profit was $95.9 million for 2021, resulting in gross margin of 25.3%, compared to gross profit of $89.6 million and gross margin of 25.7% for 2020. The 40 basis point decrease in gross margin was driven by a 140 basis point increase in cost of material, which included an unfavorable LIFO impact of 180 basis points, partially offset by a 100 basis point improvement on labor and overhead resulting from increased sales volume.

SG&A expenses were $56.5 million and 14.9% of net sales for 2021 compared to $53.8 million and 15.4% of net sales for 2020. SG&A expenses increased 5.1% or $2.7 million as a result of compensation, travel and other expense items returning closer to pre-pandemic levels as operational activities return to normal but improved 50 basis points as a percentage of sales primarily as a result of leverage on fixed costs from increased sales volume.

Operating income was $39.4 million for 2021, resulting in an operating margin of 10.4%, compared to operating income of $35.8 million and operating margin of 10.2% for 2020. Operating margin improved 20 basis points primarily as a result of improved leverage on fixed costs from increased sales volume partially offset by an unfavorable LIFO impact.

Other income (expense), net was $2.1 million of expense for 2021 compared to expense of $4.5 million for the same period in 2020. The decrease in expense was due primarily to a non-cash pension settlement charge of $2.3 million in 2021 compared to a charge of $4.6 million in 2020.

Net income was $29.9 million for 2021 compared to $25.2 million in 2020, and earnings per share were $1.14 for 2021 and $0.97 for 2020. Earnings per share included non-cash pension settlement charges of $0.07 and $0.14 per share for 2021 and 2020, respectively. In 2021, earnings included an unfavorable LIFO impact of $0.20 per share compared to $0.03 per share in 2020.

The Company’s backlog of orders was $186.0 million at December 31, 2021 compared to $113.1 million at December 31, 2020, an increase of 64.4%. Approximately 92.0% of the Company’s backlog of unfilled orders is scheduled to be shipped during 2022, with the remainder principally during the first half of 2023.

Incoming orders increased 26.9% for the full year and increased 33.0% for the fourth quarter of 2021 compared to the same periods in 2020. Incoming orders were up across most markets the Company serves.

On January 27, 2022, the Board of Directors authorized the payment of a quarterly dividend of $0.17 per share, representing the 288th consecutive quarterly dividend to be paid by the Company. During 2021, the Company again paid increased dividends and thereby attained its 49th consecutive year of increased dividends. These consecutive years of increases continue to position Gorman-Rupp in the top 50 of all U.S. public companies with respect to number of years of increased dividend payments. The regular dividend yield at December 31, 2021 was 1.5%.

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

Effective January 1, 2022, the role of Chief Executive Officer transitioned from Jeffrey S. Gorman to Scott A. King, who served as the Company’s President and Chief Operating Officer. Mr. Gorman served as CEO since 1998 and following the CEO transition, will continue to serve as the Company’s Executive Chairman of the Board to assist with the Company’s overall strategy and acquisition efforts. Mr. King has been with the Company since 2004 and has held various operational leadership roles of increasing responsibility during this time.

Outlook

Our incoming order trend continues to be very strong while sales during the fourth quarter of 2021 were somewhat impacted by customer-initiated shipment delays. Our team has continued to do a good job of managing the ongoing global supply chain challenges that the COVID-19 pandemic has caused and, as a result, we have seen minimal disruption. We have passed on price increases to offset inflationary pressures on material costs and wages and have leveraged our SG&A expenses as sales volumes have increased.

We enter 2022 with a very healthy backlog and are well positioned to continue to deliver top-line growth.  We remain optimistic about the long-term outlook and believe our diverse markets, strong balance sheet, and highly-skilled workforce position us well to continue to deliver shareholder value.

Results of Operations – 2021 Compared to 2020:

Net Sales

	Year Ended
	December 31,
	2021	2020	$ Change	% Change
Net sales	$378,316	$348,967	$29,349	8.4%

Net sales for 2021 were $378.3 million compared to $349.0 million for 2020, an increase of 8.4% or $29.3 million. Domestic sales of $260.7 million increased 5.6% while international sales of $117.6 million increased 15.3% compared to 2020.

Sales in our water markets increased 7.7% or $19.2 million in 2021 compared to 2020. Sales increased $10.1 million in the fire market, $9.2 million in the construction market, $7.7 million in the repair market, and $2.2 million in the agriculture market. Partially offsetting these increases was a decrease of $10.0 million in the municipal market. The decrease in municipal market sales is primarily due to timing, as both incoming orders and backlog have increased compared to the prior year.

Sales in our non-water markets increased 10.2% or $10.1 million in 2021 compared to 2020. Sales in the OEM market increased $6.5 million, sales in the petroleum market increased $2.2 million, and sales in the industrial market increased $1.4 million.

International sales were $117.6 million in 2021 compared to $102.1 million in 2020 and represented 31% and 29% of total sales for the Company, respectively. As the global economy continues to recover from the COVID-19 pandemic, international sales have increased across nearly all of our markets.

Cost of Products Sold and Gross Profit

	Year Ended
	December 31,
	2021	2020	$ Change	% Change
Cost of products sold	$282,419	$259,412	$23,007	8.9%
% of Net sales	74.7%	74.3%
Gross margin	25.3%	25.7%

Gross profit was $95.9 million for 2021, resulting in gross margin of 25.3%, compared to gross profit of $89.6 million and gross margin of 25.7% for 2020. The 40 basis point decrease in gross margin was driven by a 140 basis point increase in cost of material, which included an unfavorable LIFO impact of 180 basis points, partially offset by a 100 basis point improvement on labor and overhead resulting from increased sales volume.

Selling, General and Administrative (SG&A) Expenses

	Year Ended
	December 31,
	2021	2020	$ Change	% Change
Selling, general and administrative expenses	$56,541	$53,802	$2,739	5.1%
% of Net sales	14.9%	15.4%

SG&A expenses were $56.5 million and 14.9% of net sales for 2021 compared to $53.8 million and 15.4% of net sales for 2020. SG&A expenses increased 5.1% or $2.7 million as a result of compensation, travel and other expense items returning closer to pre-pandemic levels as operational activities return to normal but improved 50 basis points as a percentage of sales primarily as a result of leverage on fixed costs from increased sales volume.

Operating Income

	Year Ended
	December 31,
	2021	2020	$ Change	% Change
Operating income	$39,356	$35,753	$3,603	10.1%
% of Net sales	10.4%	10.2%

Operating income was $39.4 million for 2021, resulting in an operating margin of 10.4%, compared to operating income of $35.8 million and operating margin of 10.2% for 2020. Operating margin improved 20 basis points primarily as a result of improved leverage on fixed costs from increased sales volume partially offset by an unfavorable LIFO impact.

Net Income

	Year Ended
	December 31,
	2021	2020	$ Change	% Change
Income before income taxes	$37,248	$31,246	$6,002	19.2%
% of Net sales	9.8%	8.9%
Income taxes	$7,397	$6,058	$1,339	22.1%
Effective tax rate	19.9%	19.4%
Net income	$29,851	$25,188	$4,663	18.5%
% of Net sales	7.9%	7.2%
Earnings per share	$1.14	$0.97	$0.17	17.5%

The Company’s effective tax rate was 19.9% for 2021 compared to 19.4% for 2020. The effective tax rate for 2021 was impacted by decreased benefits from credits and permanent items with higher pretax income. We expect our effective tax rate for 2022 to be between 20.0% and 22.0%.

The increase of $4.7 million in net income in 2021 compared to 2020 was due primarily to increased sales.

Earnings per share included non-cash pension settlement charges of $0.07 and $0.14 per share for 2021 and 2020, respectively. In 2021, earnings included an unfavorable LIFO impact of $0.20 per share compared to $0.03 per share in 2020.

Results of Operations – 2020 Compared to 2019:

Net Sales

	Year Ended
	December 31,
	2020	2019	$ Change	% Change
Net sales	$348,967	$398,179	$(49,212)	(12.4)%

Net sales for 2020 were $349.0 million compared to $398.2 million for 2019, a decrease of 12.4% or $49.2 million. Domestic sales decreased 10.3% or $28.4 million while international sales decreased 17.0% or $20.8 million compared to 2019. From 2019 to 2020 sales decreased across most of our markets primarily as a result of the COVID-19 pandemic, along with a slowdown in the oil and gas industry.

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

International sales were $102.1 million in 2020 compared to $122.9 million in 2019 and represented 29% and 31% of total sales for the Company, respectively. In 2020, international sales decreased most notably in the fire protection and all non-water markets.

Cost of Products Sold and Gross Profit

	Year Ended
	December 31,
	2020	2019	$ Change	% Change
Cost of products sold	$259,412	$295,504	$(36,092)	(12.2)%
% of Net sales	74.3%	74.2%
Gross margin	25.7%	25.8%

Gross profit was $89.6 million for 2020, resulting in gross margin of 25.7%, compared to gross profit of $102.7 million and gross margin of 25.8% for 2019. Gross margin in 2020 decreased 10 basis points largely due to an unfavorable LIFO impact of 60 basis points compared to 2019 and decreased 120 basis points from the loss of leverage on fixed labor and overhead attributable to lower sales volume. Largely offsetting these items were lower material costs of 170 basis points compared to 2019.

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

Liquidity and Sources of Capital

Cash and cash equivalents totaled $125.2 million and there was no outstanding bank debt at December 31, 2021. In addition, at December 31, 2021, the Company had $23.2 million of borrowing capacity available in bank lines of credit after deducting $6.3 million in outstanding letters of credit primarily related to customer orders. The Company was in compliance with its debt covenants, including limits on additional borrowings and maintenance of certain operating and financial ratios, at all times in 2021 and 2020.

Capital expenditures for 2022, which are expected to consist principally of machinery and equipment purchases, are estimated to be in the range of $15 - $20 million and are expected to be financed through internally generated funds. During 2021, 2020 and 2019, the Company financed its capital improvements and working capital requirements principally through internally generated funds.

We expect to continue to generate cash in excess of our operating needs. We believe we have adequate funds on hand and sufficient borrowing capacity to execute our financial and operating strategy.

The Company expects to contribute up to $2.0 million to its defined benefit pension plan in 2022.

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

The following table reconciles adjusted earnings before interest, income taxes and depreciation and amortization as reconciled above to free cash flow:

	2021	2020	2019
Non-GAAP adjusted earnings before interest, taxes, depreciation and amortization	$51,467	$48,539	$58,916
Less capital expenditures	(9,751)	(7,999)	(10,912)
Less cash dividends	(16,586)	(15,394)	(14,370)
Non-GAAP free cash flow	$25,130	$25,146	$33,634

Financial Cash Flow

	Year Ended
	December 31,
	2021	2020	2019
Beginning of period cash and cash equivalents	$108,203	$80,555	$46,458
Net cash provided by operating activities	45,438	51,162	62,174
Net cash used for investing activities	(9,169)	(7,704)	(10,847)
Net cash used for financing activities	(18,553)	(16,136)	(17,363)
Effect of exchange rate changes on cash	(725)	326	133
Net increase (decrease) in cash and cash equivalents	16,991	27,648	34,097
End of period cash and cash equivalents	$125,194	$108,203	$80,555

The change in cash provided by operating activities in 2021 compared to 2020 was primarily due to increased accounts receivable compared to a decrease in the prior period. The change in accounts receivable was partially offset by an increase in net income, an increase in accounts payable, and an increase in prepaid assets. The change in cash provided by operating activities in 2020 compared to 2019 was primarily due to lower income in 2020 compared to 2019 driven by decreased sales. Cash outflows increased in 2020 due to a reduction in accounts payable primarily from reduced SG&A spend, increased inventory to prepare for customer demand, and increased pension contributions. These cash outflows were offset by cash inflows from reduced accounts receivable driven by decreased sales and a higher deferred tax provision.

During 2021, investing activities of $9.1 million primarily consisted of $9.8 million of capital expenditures for buildings, machinery and equipment. During 2020, investing activities of $7.7 million primarily consisted of $8.0 million of capital expenditures for buildings, machinery and equipment. During 2019, investing activities of $10.8 million primarily consisted of $10.9 million of capital expenditures for buildings, machinery and equipment.

During 2021, financing activities of $18.6 million consisted primarily of dividend payments of $16.6 million and open market share repurchases of $1.2 million. During 2020, financing activities of $16.1 million consisted primarily of dividend payments of $15.4 million. During 2019, financing activities of $17.4 million consisted primarily of dividend payments of $14.4 million and a privately-arranged market value purchase of Company shares in the amount of $2.5 million from a Rupp family estate.

The Company currently expects to continue its exceptional history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.

The Board of Directors has authorized a share repurchase program of up to $50.0 million of the Company’s common shares, of which approximately $49.0 million has yet to be repurchased. The actual number of shares repurchased will depend on prevailing market conditions, alternative uses of capital and other factors, and will be determined at management’s discretion. The Company is not obligated to make any purchases under the program, and the program may be suspended or discontinued at any time.

Contractual Obligations

Capital commitments in the table below include contractual commitments to purchase machinery and equipment that have been approved by the Board of Directors. The capital commitments do not represent the entire anticipated purchases in the future but represent only those substantive items for which the Company is contractually obligated as of December 31, 2021. Also, the Company has operating leases and two financing leases for certain offices, manufacturing facilities, land, office equipment and automobiles. Rental expenses relating to these leases were $0.9 million in 2021, $0.9 million in 2020 and $1.0 million in 2019.

The following table summarizes the Company’s contractual obligations at December 31, 2021:

	Payment Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital commitments	$4,526	$4,526	$-	$-	$-
Leases	1,187	607	545	26	9
Total	$5,713	$5,133	$545	$26	$9

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

The discount rates used to value pension plan obligations were 2.44% and 1.97% at December 31, 2021 and 2020, respectively. The discount rates used to value postretirement obligations were 2.70% and 2.25% at December 31, 2021 and 2020, respectively. The discount rates were determined by constructing a zero-coupon spot yield curve derived from a universe of high-quality bonds as of the measurement date. The expected rate of return on pension assets is designed to be a long-term assumption that will be subject to year-to-year variability. The rate for 2021 was 5.10% and 2020 was 5.36%. Actual pension plan asset performance will either reduce or increase unamortized losses included in Accumulated other comprehensive loss, which will ultimately affect net income. The assumed rate of compensation increase was 3.50% in both 2021 and 2020.

Substantially all retirees elect to take lump sum settlements of their pension plan benefits. When interest rates are low as they have been the last five years, this subjects the Company to the risk of exceeding an actuarial threshold computed on an annual basis and triggering a GAAP-required non-cash pension settlement loss, which occurred in 2021 and 2020.

The assumption used for the rate of increase in medical costs over the next five years was 5% in both 2021 and 2020.

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

The Company is subject to income taxes in the U.S. federal and various state, local and foreign jurisdictions. Income tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2017.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense for all periods presented. The Company accrued approximately $0.2 million, $0.2 million and $0.3 million for the payment of interest and penalties at December 31, 2021, 2020 and 2019, respectively.

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

The Company performed a qualitative analyses as of October 1, 2021 and 2020 for all of its reporting units except for one and concluded that it is more likely than not that the fair value of the reporting units continues to exceed the respective carrying amounts.

The Company performed a quantitative impairment analysis as of October 1, 2021 for the National Pump Company (“National”) reporting unit and concluded that National’s fair value exceeded its carrying value by approximately 45% and therefore was not impaired. A sensitivity analysis was performed for the National reporting unit, assuming a hypothetical 100 basis point decrease in the expected long-term growth rate or a hypothetical 100 basis point increase in the weighted average cost of capital, and both scenarios independently yielded an estimated fair value for the National reporting unit above carrying value. If National fails to experience growth or revises its long-term projections downward, it could be subject to impairment charges in the future. Goodwill relating to the National reporting unit is $13.6 million, 3.2% of the Company’s December 31, 2021 total assets. See Note 10 to the Consolidated Financial Statements, Goodwill and Other Intangible Assets.

Other indefinite-lived intangible assets primarily consist of trademarks and trade names. The fair value of these assets is also tested annually for impairment as of October 1, or whenever events or changes in circumstances indicate there may be a possible permanent loss of value. The fair value of these assets is determined using a royalty relief methodology similar to that employed when the associated assets were acquired, but using updated estimates of future sales, cash flows and profitability. For 2021 and 2020, the fair value of all indefinite lived intangible assets exceeded the respective carrying values.

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

The Company is subject to market risk associated principally with fluctuations in foreign currency exchange rates. The Company’s foreign currency exchange rate risk is limited primarily to the Euro, Canadian Dollar, South African Rand and British Pound. The Company manages its foreign exchange risk principally through invoicing customers in the same currency as is used in the market of the source of products. There were no net foreign currency transaction gains (losses) for the period ending December 31, 2021. The net foreign currency transaction gains (losses) for the periods ending December 31, 2020 and 2019 were $0.3 million and $0.1 million, respectively, and are reported within Other (expense) income, net on the Consolidated Statements of Income.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Gorman-Rupp Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Gorman-Rupp Company (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2022 expressed an unqualified opinion thereon.

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

National Pump Company Goodwill Impairment Evaluation

Description of the Matter

At December 31, 2021, the Company’s total goodwill was $27.2 million, of which, $13.6 million related to the National Pump Company reporting unit. Goodwill is assigned to the Company’s reporting units as of the acquisition date. As discussed in Note 1 and Note 10 of the consolidated financial statements, goodwill is tested for impairment at least annually on October 1 at the reporting unit level, or when events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For 2021, the Company used a quantitative analysis for the annual goodwill impairment testing for its National Pump Company reporting unit. The Company uses an income and market approach in its quantitative impairment tests. National Pump Company goodwill is susceptible to impairment due to the narrow difference between its estimated fair value and carrying value.

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

Cleveland, Ohio

February 28, 2022

The Gorman-Rupp Company

Consolidated Statements of Income

	Year Ended December 31,
(Dollars in thousands, except share and per share amounts)	2021	2020	2019

Net sales	$378,316	$348,967	$398,179

Cost of products sold	282,419	259,412	295,504
Gross profit	95,897	89,555	102,675

Selling, general and administrative expenses	56,541	53,802	58,835
Operating income	39,356	35,753	43,840

Other (expense) income, net	(2,108)	(4,507)	1,326
Income before income taxes	37,248	31,246	45,166

Income taxes	7,397	6,058	9,351
Net income	$29,851	$25,188	$35,815

Earnings per share	$1.14	$0.97	$1.37

Average number of shares outstanding	26,119,376	26,092,576	26,127,168

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019

Net income	$29,851	$25,188	$35,815

Cumulative translation adjustments	(2,807)	3,111	88

Pension and postretirement medical liability adjustments, net of tax	2,854	(4,951)	(5,202)
Other comprehensive income (loss)	47	(1,840)	(5,114)
Comprehensive income	$29,898	$23,348	$30,701

See notes to consolidated financial statements.

The Gorman-Rupp Company

Consolidated Balance Sheets

	December 31,
(Dollars in thousands)	2021	2020
Assets
Current assets:
Cash and cash equivalents	$125,194	$108,203
Accounts receivable, net	58,545	50,763
Inventories, net	85,648	82,686
Prepaid and other	7,795	5,169
Total current assets	277,182	246,821
Property, plant and equipment, net	104,293	108,666
Other assets	6,193	4,795
Goodwill and other intangible assets, net	33,086	34,175
Total assets	$420,754	$394,457

Liabilities and equity
Current liabilities:
Accounts payable	$17,633	$9,466
Payroll and employee related liabilities	11,754	10,825
Commissions payable	8,164	5,624
Deferred revenue and customer deposits	9,200	8,004
Accrued expenses	5,689	4,582
Total current liabilities	52,440	38,501
Pension benefits	9,342	9,232
Postretirement benefits	27,359	28,250
Other long-term liabilities	1,637	2,961
Total liabilities	90,778	78,944
Equity:
Common shares, without par value:
Authorized – 35,000,000 shares;
Outstanding – 26,103,661 shares at December 31, 2021 and 26,101,992 shares at December 31, 2020 (after deducting treasury shares of 945,135 and 946,804, respectively), at stated capital amounts	5,099	5,099
Additional paid-in capital	1,838	693
Retained earnings	353,369	340,098
Accumulated other comprehensive (loss)	(30,330)	(30,377)
Total equity	329,976	315,513
Total liabilities and equity	$420,754	$394,457

See notes to consolidated financial statements.

The Gorman-Rupp Company

Consolidated Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Cash flows from operating activities:
Net income	$29,851	$25,188	$35,815
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,914	12,692	13,749
Pension expense	4,989	7,489	2,823
Contributions to pension plan	(2,000)	(2,000)	-
Deferred income tax charge (benefit)	50	544	(1,198)
Stock based compensation	2,396	42	1,025
Other	(103)	11	(53)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(8,702)	15,247	2,218
Inventories, net	(4,290)	(5,310)	11,452
Accounts payable	8,717	(6,845)	(601)
Commissions payable	2,718	(1,565)	(2,140)
Deferred revenue and customer deposits	1,351	2,953	(321)
Accrued expenses and other	(1,631)	5,162	102
Income taxes	178	(2,446)	(697)
Net cash provided by operating activities	45,438	51,162	62,174
Cash flows from investing activities:
Capital additions	(9,751)	(7,999)	(10,912)
Purchase of short-term investments, net	(4)	(4)	(4)
Other	586	299	69
Net cash used for investing activities	(9,169)	(7,704)	(10,847)
Cash flows from financing activities:
Regular cash dividends	(16,586)	(15,394)	(14,370)
Treasury share repurchases	(1,245)	(361)	(2,610)
Other	(722)	(381)	(383)
Net cash used for financing activities	(18,553)	(16,136)	(17,363)
Effect of exchange rate changes on cash	(725)	326	133
Net increase (decrease) in cash and cash equivalents	16,991	27,648	34,097
Cash and cash equivalents:
Beginning of year	108,203	80,555	46,458
End of period	$125,194	$108,203	$80,555

See notes to consolidated financial statements.

The Gorman-Rupp Company

Consolidated Statements of Equity

	Common Shares		Additional Paid-In	Retained	Accumulated Other Comprehensive
(Dollars in thousands, except share and per share amounts)	Shares	Dollars	Capital	Earnings	(Loss) Income	Total

Balances December 31, 2018	26,117,045	5,102	2,539	308,914	(23,423)	293,132

Net income				35,815		35,815

Other comprehensive loss					(5,114)	(5,114)

Stock based compensation, net	19,836	4	948	73		1,025

Treasury share repurchases	(69,379)	(15)	(2,340)	(255)		(2,610)

Cash dividends - $0.55 per share				(14,370)		(14,370)

Balances December 31, 2019	26,067,502	5,091	1,147	330,177	(28,537)	307,878

Net income				25,188		25,188

Other comprehensive loss					(1,840)	(1,840)

Stock based compensation, net	45,338	10	(135)	167		42

Treasury share repurchases	(10,848)	(2)	(319)	(40)		(361)

Cash dividends - $0.59 per share				(15,394)		(15,394)

Balances December 31, 2020	26,101,992	5,099	693	340,098	(30,377)	315,513

Net income				29,851		29,851

Other comprehensive income					47	47

Stock based compensation, net	31,707	7	2,273	116		2,396

Treasury share repurchases	(30,038)	(7)	(1,128)	(110)		(1,245)

Cash dividends - $0.64 per share				(16,586)		(16,586)

Balances December 31, 2021	26,103,661	$5,099	$1,838	$353,369	$(30,330)	$329,976

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

COVID-19 Impact

In  March 2020, the World Health Organization categorized the coronavirus disease (“COVID-19”) as a pandemic. While the near-term effects of the pandemic have negatively impacted our financial results, uncertainty over the economic and operational impacts of COVID-19 means the ultimate related financial impact cannot be reasonably estimated at this time. The Company’s Consolidated Financial Statements presented herein reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and reported amounts of revenue and expenses during the reporting periods presented. Such estimates and assumptions affect, among other things, the Company’s goodwill, long-lived asset and indefinite-lived intangible asset valuation; inventory valuation; the allowance for doubtful accounts; and pension plan assumptions. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of  December 31, 2021, the date of issuance of this Annual Report on Form 10-K. These estimates  may change as new events occur and additional information is obtained.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents and Short-Term Investments

The Company considers highly liquid instruments with maturities of 90 days or less to be cash equivalents. The Company periodically makes short-term investments for which cost approximates fair value. Short-term investments at December 31, 2021 and 2020 consisted primarily of a certificate of deposit and is classified as Prepaid and other on the Consolidated Balance Sheets.

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

Inventories

LIFO inventories are stated at the lower of cost or market and all other inventories are stated at the lower of cost or net realizable value. The costs for approximately 72% and 71% of inventories at December 31, 2021 and 2020, respectively, were determined using the last-in, first-out (LIFO) method, with the remainder determined using the first-in, first-out (FIFO) method. Cost components include materials, inbound freight costs, labor and allocations of fixed and variable overheads on an absorption costing basis.

Property, plant and equipment

Property, plant and equipment are stated on the basis of cost. Repairs and maintenance costs are expensed as incurred. Depreciation for property, plant and equipment assets is computed using the straight-line method over the estimated useful lives of the assets and is included in Cost of products sold and Selling, general and administrative expenses based on the use of the assets. Depreciation expense was $11.2 million, $11.4 million, and $12.6 million for 2021, 2020, and 2019, respectively.

Depreciation of property, plant and equipment is determined based on the following lives:

	years
Buildings	20	-	50
Machinery and equipment	5	-	15
Software	3	-	5

Property, plant and equipment consist of the following:

	2021	2020
Land	$5,813	$5,805
Buildings	112,760	111,876
Machinery and equipment	188,123	184,362
	306,696	302,043
Less accumulated depreciation	(202,403)	(193,377)
Property, plant and equipment, net	$104,293	$108,666

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

No impairment charges were recognized in any of the Company’s reporting units in 2021, 2020, or 2019. See Note 10 to the Consolidated Financial Statements, Goodwill and Other Intangible Assets.

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

Identifiable intangible assets not subject to amortization are tested for impairment annually or more frequently if events warrant. The fair value of these assets is determined using a royalty relief methodology similar to that employed when the associated assets were acquired, but using updated estimates of future sales, cash flows and profitability. For 2021, 2020 and 2019, the fair value of indefinite lived intangible assets exceeded their carrying values.

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

Concentration of Credit Risk

The Company generally does not require collateral from its customers and has a very good collection history. There were no sales to a single customer that exceeded 10% of total net sales for the years ended December 31, 2021, 2020 or 2019.

Shipping and Handling Costs

The Company classifies all amounts billed to customers for shipping and handling as revenue and reflects related shipping and handling costs in Cost of products sold.

Advertising

The Company expenses all advertising costs as incurred, which for the years ended December 31, 2021, 2020 and 2019 totaled $1.9 million, $2.1 million, and $3.0 million, respectively.

Product Warranties

A liability is established for estimated future warranty and service claims based on historical claims experience and specific product failures. The Company expenses warranty costs directly to Cost of products sold. Changes in the Company’s product warranty liability are:

	2021	2020	2019
Balance at beginning of year	$1,361	$1,438	$1,380
Provision	1,813	1,350	1,747
Claims	(1,537)	(1,427)	(1,689)
Balance at end of year	$1,637	$1,361	$1,438

Stock-based compensation

The Company awards shares pursuant to The Gorman-Rupp Company 2015 Omnibus Incentive Plan.  Equity awards are typically conditioned upon achievement of appropriate performance metrics, however the Company may grant other types of awards including service-based awards or unrestricted shares to certain employees. Any performance-based shares that have been granted will vest and be awarded at the end of a two or three-year performance period, based on the levels of achievement of compound annual growth targets for operating income and shareholders’ equity.  The Company recognizes compensation expense for performance-based share grants based on the stock price at the date of the grant using the straight-line amortization method, over the vesting period specified in the grants, based on the probability of achieving the performance targets.  The Company recognized stock-based compensation expense of $2.0 million for the year ended December 31, 2021, a stock based compensation benefit of $0.3 million for the year ended December 31, 2020, and $0.7 million of stock-based compensation expense for the year ended December 31, 2019 related to performance-based share grants. The Company accounts for forfeitures as they occur, rather than estimate expected forfeitures.

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

Note 2 – Allowance for Doubtful Accounts

The allowance for doubtful accounts was $0.2 million at December 31, 2021 and $0.4 million at December 31, 2020.

Note 3 – Revenue

Disaggregation of Revenue

The following tables disaggregate total net sales by major product category and geographic location:

Product Category
	2021	2020	2019
Pumps and pump systems	$321,263	$300,906	$341,304
Repair parts for pumps and pump systems and other	57,053	48,061	56,875
Total net sales	$378,316	$348,967	$398,179

Geographic Location
	2021	2020	2019
United States	$260,683	$246,913	$275,290
Foreign countries	117,633	102,054	122,889
Total net sales	$378,316	$348,967	$398,179

International sales represented approximately 31% of total net sales for 2021, 29% for 2020 and 31% for 2019, and were made to customers in many different countries around the world.

On December 31, 2021, the Company had $186.0 million of remaining performance obligations, also referred to as backlog. The Company expects to recognize as revenue substantially all of its remaining performance obligations within one year.

The Company’s contract assets and liabilities as of December 31, 2021 and 2020 were as follows:

	December 31, 2021	December 31, 2020
Contract assets	$-	$-
Contract liabilities	9,200	8,004

Revenue recognized for the year ended December 31, 2021 that was included in the contract liability balance at December 31, 2020 was $7.4 million. Revenue recognized for the year ended December 31, 2020 that was included in the contract liability balance at December 31, 2019 was $4.5 million.

Note 4 – Inventories

LIFO inventories are stated at the lower of cost or market and all other inventories are stated at the lower of cost or net realizable value. Replacement cost approximates current cost and the excess over LIFO cost is approximately $70.1 million and $63.5 million at December 31, 2021 and 2020, respectively. Allowances for excess and obsolete inventory totaled $6.0 million at December 31, 2021 and $5.9 million at December 31, 2020.

Inventories are comprised of the following:

Inventories, net	December 31, 2021	December 31, 2020
Raw materials and in-process	$23,263	$18,152
Finished parts	52,039	51,701
Finished products	10,346	12,833
Total net inventories	$85,648	$82,686

Note 5 – Credit Facilities

The Company may borrow up to $20.0 million with interest at the Adjusted Term SOFR Rate under an unsecured bank line of credit which matures in February 2024. The Company pays a non-usage fee of 0.1% per annum on the average unused portion of the line of credit. At December 31, 2021 and 2020, $19.9 million was available for borrowing after deducting $0.1 million in outstanding letters of credit.

The Company also has a $6.5 million unsecured bank line of credit with interest at LIBOR plus 1.50% payable monthly which matures in May 2024. At December 31, 2021 and 2020, $2.0 million and $3.1million, respectively, was available for borrowing after deducting $4.5 million and $4.9 million, respectively, in outstanding letters of credit.

The Company also has a $3.0 million bank guarantee with interest at 1.75% in an agreement dated June 2016. At December 31, 2021 and 2020, $1.2 million and $1.5 million, respectively, was available for borrowing after deducting $1.8 million and $1.5 million in outstanding letters of credit, respectively.

The credit facilities described above contain standard restrictive covenants, including limits on additional borrowings and maintenance of certain operating and financial ratios. At December 31, 2021 and 2020, the Company was in compliance with all requirements.

Interest expense, was less than $0.1 million in each period presented.

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

Supplemental information related to leases and the Company’s Consolidated Financial Statements is as follows:

	2021	2020
Components of lease costs:
Operating lease costs	$450	$431
Short-term lease costs	322	336
Finance lease costs	140	144
Total lease costs	$912	$911

	December 31, 2021	December 31, 2020
Weighted average remaining lease term (years):
Operating leases	1.8	2.1
Finance leases	2.3	3.3
Weighted average discount rate:
Operating leases	3.25%	3.25%
Finance leases	3.25%	3.25%

	December 31, 2021
	Operating Leases	Financing Leases	Total Leases

Other assets - right-of-use assets	$840	$300	$1,140
Lease liabilities included in:
Accrued expenses - current portion of lease liabilities	$450	$130	$580
Other long-term liabilities - non-current portion of lease liabilities	380	180	560
Total lease liabilities	$830	$310	$1,140

	December 31, 2020
	Operating Leases	Financing Leases	Total Leases

Other assets - right-of-use assets	$1,250	$420	$1,670
Lease liabilities included in:
Accrued expenses - current portion of lease liabilities	$580	$130	$710
Other long-term liabilities - non-current portion of lease liabilities	650	310	960
Total lease liabilities	$1,230	$440	$1,670

Maturities of lease liabilities are as follows:

December 31, 2021
2022	$607
2023	422
2024	123
2025	25
2026	1
Thereafter	9
Total lease payments	$1,187
Less: Interest	(47)
Present value of lease liabilities	$1,140

December 31, 2020
2021	$752
2022	547
2023	348
2024	86
2025	11
Thereafter	6
Total lease payments	$1,750
Less: Interest	(80)
Present value of lease liabilities	$1,670

Note 7 – Accumulated Other Comprehensive Loss

The reclassifications out of Accumulated other comprehensive loss as reported in the Consolidated Statements of Income are:

Pension and other postretirement benefits:	2021	2020	2019
Recognized actuarial loss (a)	$2,484	$2,466	$1,753
Settlement loss (b)	2,304	4,583	-
Total before income tax	4,788	7,049	1,753
Income tax	(951)	(1,368)	(363)
Net of income tax	$3,837	$5,681	$1,390

(a)         The recognized actuarial loss is included in the computation of net periodic benefit cost. See Note 9 to the Consolidated Financial Statements, Pensions and Other Postretirement Benefits

(b)         The settlement loss is included in Other (expense) income, net in the Consolidated Statements of Income

The components of accumulated other comprehensive loss as reported in the Consolidated Balance Sheets are:

	Currency Translation Adjustments	Pension and OPEB Adjustments	Accumulated Other Comprehensive (Loss)Income
Balance at December 31, 2018	(8,243)	(15,180)	(23,423)
Reclassification adjustments	-	1,753	1,753
Current period benefit (charge)	88	(8,521)	(8,433)
Income tax benefit	-	1,566	1,566
Balance at December 31, 2019	(8,155)	(20,382)	(28,537)
Reclassification adjustments	-	7,049	7,049
Current period benefit (charge)	3,111	(13,510)	(10,399)
Income tax benefit	-	1,510	1,510
Balance at December 31, 2020	(5,044)	(25,333)	(30,377)
Reclassification adjustments	-	4,788	4,788
Current period benefit (charge)	(2,807)	(1,045)	(3,852)
Income tax charge	-	(889)	(889)
Balance at December 31, 2021	$(7,851)	$(22,479)	$(30,330)

Note 8 – Income Taxes

The components of Income before income taxes are:

	2021	2020	2019
United States	$30,973	$28,493	$41,234
Foreign countries	6,275	2,753	3,932
Total	$37,248	$31,246	$45,166

The components of income tax expense are:

	2021	2020	2019
Current expense:
Federal	$5,174	$4,058	$8,204
Foreign	1,087	353	1,140
State and local	1,086	1,103	1,205
	$7,347	$5,514	$10,549
Deferred expense (benefit):
Federal	$60	$728	$(720)
Foreign	48	(349)	(379)
State and local	(58)	165	(99)
	50	544	(1,198)
Income tax expense	$7,397	$6,058	$9,351

The reconciliation between income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes is:

	2021	2020	2019
Income taxes at statutory rate	$7,822	$6,562	$9,485
State and local income taxes, net of federal tax benefit	898	711	803
Tax credits	(1,052)	(808)	(898)
Uncertain tax positions	(26)	42	164
Valuation allowance	(86)	-	71
Other	(159)	(449)	(274)
Income tax expense	$7,397	$6,058	$9,351

The Company made income tax payments of $7.9 million, $6.2 million, and $9.1 million in 2021, 2020, and 2019, respectively.

Deferred income tax assets and liabilities consist of:

	2021	2020
Deferred tax assets:
Inventories	$-	$646
Accrued liabilities	1,900	1,484
Postretirement health benefits obligation	6,724	6,815
Pension	1,745	1,688
Lease liabilities	272	390
Other	1,531	1,434
Total deferred tax assets	12,172	12,457
Valuation allowance	(481)	(567)
Net deferred tax assets	11,691	11,890
Deferred tax liabilities:
Depreciation and amortization	(9,817)	(9,536)
Leases – right of use assets	(269)	(388)
Foreign withholding tax	-	(100)
Inventories	(628)	-
Total deferred tax liabilities	(10,714)	(10,024)
Net deferred tax assets	$977	$1,866

The Company had state tax credit carryforwards of $0.6 million and $0.7 million as of December 31, 2021 and 2020, respectively, which will expire incrementally between 2022 and 2035.

The Company had valuation allowances of $0.5 million and $0.6 million as of December 31, 2021 and 2020, respectively, against certain of its deferred tax assets. ASC 740, “Income Taxes,” requires that a valuation allowance be recorded against deferred tax assets when it is more likely than not that some or all of a Company’s deferred tax assets will not be realized based on available positive and negative evidence.

Total unrecognized tax benefits were $0.8 million and $0.9 million at December 31, 2021 and 2020, respectively. The total amount of unrecognized tax benefits that, if ultimately recognized, would reduce the Company’s annual effective tax rate were $0.7 million at both December 31, 2021 and 2020.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2021	2020	2019
Balance at beginning of year	$878	$1,130	$951
Additions based on tax positions related to the current year	153	177	372
Reductions due to lapse of applicable statute of limitations	(96)	(139)	(193)
Settlements	(127)	(290)	-
Balance at end of year	$808	$878	$1,130

The Company is subject to income taxes in the U.S. federal and various state, local and foreign jurisdictions. Income tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2017.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense for all periods presented. The Company accrued approximately $0.2 million, $0.2 million and $0.3 million for the payment of interest and penalties at December 31, 2021, 2020 and 2019, respectively.

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

Additionally, the Company sponsors defined contribution pension plans made available to all domestic and Canadian employees. Total contributions to the plans were $2.3 million for each of 2021, 2020 and 2019.

The Company also sponsors a non-contributory defined benefit postretirement health care plan that provides health benefits to certain domestic and Canadian retirees and eligible spouses and dependent children. The Company funds the cost of these benefits as incurred. For measurement purposes, and based on maximum benefits as defined by the plan, a ‐‐‐5% annual rate of increase in the per capita cost of covered health care benefits for all retirees was assumed in estimating the projected postretirement benefit obligation at December 31, 2021, which is expected to remain constant going forward. A 5% percent annual rate of increase was assumed in estimating the projected benefit obligation at December 31, 2020 and in calculating 2021 periodic benefit cost.

The Company recognizes the obligations associated with its defined benefit pension plan and defined benefit postretirement health care plan in its Consolidated Financial Statements. The following table presents the plans’ funded status as of the measurement date, December 31, reconciled with amounts recognized in the Company’s Consolidated Balance Sheets:

	Pension Plan		Postretirement Plan
	2021	2020	2021	2020
Accumulated benefit obligation at end of year	$67,400	$69,554	$28,934	$29,848
Change in projected benefit obligation:
Benefit obligation at beginning of year	$86,299	$81,325	$29,848	$26,055
Service cost	2,662	2,709	1,462	1,372
Interest cost	1,729	1,937	654	778
Settlement	651	1,854	-	-
Benefits paid	(7,719)	(12,872)	(1,618)	(1,305)
Effect of foreign exchange			1	9
Actual expenses	(150)	(150)	-	-
Actuarial (gain)/ loss	(1,472)	11,496	(1,413)	2,939
Benefit obligation at end of year	$82,000	$86,299	$28,934	$29,848

Change in plan assets:
Plan assets at beginning of year	$77,067	$80,285	$-	$-
Actual return on plan assets	1,460	7,804	-	-
Employer contributions	2,000	2,000	1,618	1,305
Benefits paid	(7,719)	(12,872)	(1,618)	(1,305)
Actual expenses	(150)	(150)	-	-
Plan assets at end of year	$72,658	$77,067	$-	$-
Funded status at end of year	$(9,342)	$(9,232)	$(28,934)	$(29,848)

	Pension Plan		Postretirement Plan
	2021	2020	2021	2020
Amounts recognized in the Consolidated Balance Sheets consist of:
Current liabilities	$-	$-	$(1,575)	$(1,598)
Noncurrent liabilities	(9,342)	(9,232)	(27,359)	(28,250)
Total assets (liabilities)	$(9,342)	$(9,232)	$(28,934)	$(29,848)

Amounts recognized in Accumulated other comprehensive loss consist of:
Net actuarial loss	$26,016	$28,896	$5,841	$7,834
Prior Service Cost	-	-	(2,125)	(3,255)
Deferred tax (benefit) expense	(6,446)	(7,130)	(807)	(1,012)
After tax actuarial loss (gain)	$19,570	$21,766	$2,909	$3,567

Components of net periodic benefit cost:
	2021	2020	2019
Pension Plan
Service cost	$2,662	$2,709	$2,204
Interest cost	1,729	1,937	2,454
Expected return on plan assets	(3,610)	(3,900)	(3,561)
Recognized actuarial loss	1,904	2,160	1,726
Settlement loss	2,304	4,583	-
Net periodic benefit cost	$4,989	$7,489	$2,823

Other changes in pension plan assets and benefit obligations recognized in other comprehensive loss:
Net (gain) loss	(2,879)	2,704	$3,034
Total expense recognized in net periodic benefit cost and other comprehensive income	$2,110	$10,193	$5,857

Postretirement Plan
Service cost	$1,462	$1,372	$1,083
Interest cost	654	778	941
Prior service cost recognition	(1,130)	(1,129)	(1,129)
Recognized actuarial loss (gain)	580	306	27
Net periodic benefit cost (credit)	$1,566	$1,327	$922

Other changes in postretirement plan assets and benefit obligations recognized in other comprehensive loss:
Net loss (gain)	$(863)	$3,762	$3,749
Total expense (benefit) recognized in net periodic benefit cost and other comprehensive income	$703	$5,089	$4,671

The components of net periodic benefit cost other than the service cost component are included in Other income (expense), net in the Consolidated Statements of Income.

During 2021 and 2020 the Company recorded a settlement loss relating to retirees that received lump-sum distributions from the Company’s defined benefit pension plan totaling $2.3 million and $4.6 million respectively. No settlement loss was incurred in 2019. These charges were the result of lump-sum payments to retirees which exceeded the Plan’s actuarial service and interest cost thresholds.

The prior service cost is amortized on a straight-line basis over the average estimated remaining service period of active participants. The unrecognized actuarial gain or loss in excess of the greater of 10% of the benefit obligation or the market value of plan assets is also amortized on a straight-line basis over the average estimated remaining service period of active participants.

	Pension Plan		Postretirement Plan
	2021	2020	2021	2020
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	2.44%	1.97%	2.70%	2.25%
Rate of compensation increase	3.50%	3.50%	-	-
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	2.07%	2.40%	2.25%	3.08%
Expected long-term rate of return on plan assets	5.10%	5.36%	–	–
Rate of compensation increase	3.50%	3.50%	–	–

To enhance the Company’s efforts to mitigate the impact of the defined benefit pension plan on its financial statements, in 2014 the Company moved towards a liability driven investing model to more closely align assets with liabilities based on when the liabilities are expected to come due. Currently, based on 2021 funding levels, equities may comprise between 22% and 42% of the Plan’s market value. Fixed income investments may comprise between 50% and 70% of the Plan’s market value. Alternative investments may comprise between 3% and 13% of the Plan’s market value. Cash and cash equivalents (including all senior debt securities with less than one year to maturity) may comprise between 0% and 10% of the Plan’s market value.

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

The following tables set forth by asset class the Plan’s fair value of assets for the years ended December 31, 2021 and 2020:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Plan Assets at December 31, 2021
Equity	$10,979	$-	$-	$10,979
Fixed income	8,788	42,154	139	51,081
Mutual funds	3,045		-	3,045
Money funds and cash	2,220	5,333	-	7,553
Total fair value of Plan assets	$25,032	$47,487	$139	$72,658

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Plan Assets at December 31, 2020
Equity	$12,619	$-	$20	$12,639
Fixed income	9,582	45,463	-	55,045
Mutual funds	2,108	-	-	2,108
Money funds and cash	2,089	5,186	-	7,275
Total fair value of Plan assets	$26,398	$50,649	$20	$77,067

Contributions

The Company expects to contribute up to $2.0 million to its defined benefit pension plan in 2022.

Expected future benefit payments

The following benefit payments are expected to be paid as follows based on actuarial calculations:

	2022	2023	2024	2025	2026	Thereafter
Pension	$14,089	$3,963	$4,867	$3,929	$4,950	$26,412
Postretirement	1,596	1446	1,485	1,488	1,537	9,151

For measurement purposes, and based on maximum benefits as defined by the plan, a 5% annual rate of increase in the per capita cost of covered health care benefits for all retirees was assumed as of December 31, 2021 and 2020 and is expected to remain constant going forward  ~~.~~

A one percentage point change in the assumed rate of return on the defined benefit pension plan assets is estimated to have an approximate $0.7 million effect on net periodic benefit cost. Additionally, a one percentage point increase in the discount rate is estimated to have a $1.4 million decrease in net periodic benefit cost, while a one percentage point decrease in the discount rate is estimated to have a $1.7 million increase in net periodic benefit cost.

Note 10 – Goodwill and Other Intangible Assets

The major components of Goodwill and other intangible assets are:

	2021		2020
	Historical Cost	Accumulated Amortization	Historical Cost	Accumulated Amortization
Finite-lived intangible assets:
Customer relationships	$7,769	$7,255	$7,876	$6,991
Technology and drawings	6,750	4,305	6,761	4,015
Other intangibles	2,307	1,641	2,307	1,521
Total finite-lived intangible assets	16,826	13,201	16,944	12,527
Goodwill	27,243	-	27,537	-
Trade names and trademarks	2,218	-	2,221	-
Total	$46,287	$13,201	$46,702	$12,527

Amortization of intangible assets was $0.8 million, $1.3 million and $1.2 million in 2021, 2020 and 2019, respectively. Amortization of these intangible assets for 2022 through 2026 is expected to approximate $0.5 million per year.

Changes in the carrying value of goodwill during the years ended December 31, 2021 and 2020 are as follows:

Goodwill
Balance at December 31, 2019	$27,215
Acquisitions	-
Impairment	-
Foreign currency	322
Balance at December 31, 2020	$27,537
Acquisitions	-
Impairment	-
Foreign currency	(294)
Balances at December 31, 2021	$27,243

For 2021, the Company used a quantitative analysis for the annual goodwill impairment testing as of October 1 for its National Pump Company (“National”) reporting unit. The fair value for this reporting unit was estimated using both a discounted cash flow model and a market-based approach. The discounted cash flow model considered forecasted cash flows discounted at an estimated weighted-average cost of capital. The forecasted cash flows were based on the Company’s long-term operating plan and a terminal value was used to estimate the cash flows beyond the period covered by the operating plan. The weighted-average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt market holders of a business enterprise. The market-based approach considers market prices of corporations engaged in the same or similar line of business. These analyses require the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates and the timing of expected future cash flows. Sensitivity analyses were performed around these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values.

The result of this goodwill impairment test indicated that no impairment existed at National. The Company’s annual impairment analysis performed as of October 1, 2021 concluded that National’s fair value exceeded its carrying value by approximately ‐‐‐45%. A sensitivity analysis was performed for the National reporting unit, assuming a hypothetical 100 basis point decrease in the expected long-term growth rate or a hypothetical 100 basis point increase in the weighted average cost of capital, and both scenarios independently yielded an estimated fair value for the National reporting unit above carrying value. If National fails to experience growth or revises its long-term projections downward, it could be subject to impairment charges in the future. Goodwill relating to the National reporting unit is $13.6 million, 3.2% of the Company’s December 31, 2021 total assets.

For 2021, for all other reporting units, the Company used a qualitative analysis for goodwill impairment testing as of October 1. This qualitative assessment included consideration of current industry and market conditions and circumstances as well as any mitigating factors that would most affect the fair value of the Company and these reporting units. Based on the assessment and consideration of the totality of the facts and circumstances, including the business environment in the fourth quarter of 2021, the Company determined that it was not more likely than not that the fair value of the Company or these reporting units is less than their respective carrying amounts. As such, no goodwill impairments for these reporting units were recorded for the year ended December 31, 2021.

Other indefinite-lived intangible assets primarily consist of trademarks and trade names. The fair value of these assets is also tested annually for impairment as of October 1, or whenever events or changes in circumstances indicate there may be a possible permanent loss of value. The fair value of these assets is determined using a royalty relief methodology similar to that employed when the associated assets were acquired, but using updated estimates of future sales, cash flows and profitability. For 2021 and 2020 the fair value of all indefinite lived intangible assets exceeded the respective carrying values.

Finite-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recovered through future net cash flows generated by the assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net undiscounted cash flows estimated to be generated by such assets. Based upon our fiscal 2021 and 2020 quantitative and qualitative impairment analyses the Company was not aware of any events or changes in circumstances that indicate the carrying value of its finite-lived intangible assets may not be recoverable.

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

The Company sells to approximately 135 countries around the world. The following tables disaggregate total net sales by major product category and geographic location:

	Product Category
	2021	2020	2019
Pumps and pump systems	$321,263	$300,906	$341,304
Repair parts for pumps and pump systems and other	57,053	48,061	56,875
Total net sales	$378,316	$348,967	$398,179

	Geographic Location
	2021	2020	2019
United States	$260,683	$246,913	$275,290
Foreign countries	117,633	102,054	122,889
Total net sales	$378,316	$348,967	$398,179

As of both December 31, 2021 and 2020, 86% of the Company’s long-lived assets were located in the United States.

Note 12 – Common Share Repurchases

On October 29, 2021, the Company announced a share repurchase program of up to $50.0 million of the Company’s common shares. Shares may be repurchased from time to time by the Company through a variety of authorized methods. The actual number of shares repurchased will depend on prevailing market conditions, alternative uses of capital and other factors, and will be determined at management’s discretion. The Company is not obligated to make any purchases under the program, and the program may be suspended or discontinued at any time. The program does not have an expiration date.

During the year ended December 31, 2021 and December 31, 2020 the Company repurchased 30,038 and 10,848 shares for $1.2 million and $0.4 million respectively. As of December 31, 2021, the Company had $49.0 million available for repurchase under the share repurchase program.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Based on the evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO Criteria). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

The independent registered public accounting firm of Ernst & Young LLP that has audited the consolidated financial statements included in this annual report on Form 10-K, has also issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2021. This report is included on the following page.

/s/ Scott A. King

Scott A. King

President and Chief Executive Officer

/s/ James C. Kerr

James C. Kerr

Executive Vice President and Chief Financial Officer

February 28, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Gorman-Rupp Company

Opinion on Internal Control Over Financial Reporting

We have audited The Gorman-Rupp Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Gorman-Rupp Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company and our report dated February 28, 2022 expressed an unqualified opinion thereon.

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

February 28, 2022

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

Attention is directed to the sections captioned “Election of Directors,” “Board of Directors and Board Committees,” “Audit Committee Report,” “Beneficial Ownership of Shares” and “Delinquent Section 16(a) Reports” in the Company’s definitive Notice of 2022 Annual Meeting of Shareholders and related Proxy Statement (filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.

With respect to Executive Officers, attention is directed to Part I of this Form 10-K.

The Company has adopted a Code of Ethics that applies to its Directors, officers and all employees. The Code of Ethics is set forth as an exhibit to this Form 10-K. In addition, the Code of Ethics is posted on the Company’s website accessible through its Internet address of www.gormanrupp.com (under the heading “Governance & Leadership” and the sub-heading “Governance Documents”), including any amendments.

ITEM 11.	EXECUTIVE COMPENSATION

Attention is directed to the sections “Board of Directors and Board Committees,” “Executive Compensation,” “Compensation Discussion and Analysis,” “Pension Benefits,” “Summary Compensation Table,” “Grants of Plan Based Awards,” “Outstanding Equity Awards at December 31, 2021,” “Non-Employee Director Compensation,” “Risk Oversight,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” and “CEO Pay Ratio” in the Company’s definitive Notice of 2022 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Attention is directed to the section “Beneficial Ownership of Shares” and “Election of Directors” in the Company’s definitive Notice of 2022 Annual Meeting of Shareholders and related Proxy Statement (filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2021 about the Company’s common shares that may be issued upon exercise of options, warrants and rights granted, and shares remaining available for issuance, under all of the Company’s existing equity compensation plans, including the 2015 Omnibus Incentive Plan and the 2016 Non-Employee Directors’ Compensation Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	-	$-0-	771,004	(1)
Equity compensation plans not approved by shareholders	-	n/a	-

Total	-	$-0-	771,004

(1)

This amount reflects that an aggregate of 725,004 shares were reserved for issuance under the 2015 Omnibus Incentive Plan pursuant to performance share awards outstanding at December 31, 2021, which amount, for purposes of this table, assumes the maximum amount of shares will be earned under such awards, even though the actual payout under such awards may be less than maximum.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Attention is directed to the section “Board of Directors and Board Committees” and “Related Party Transactions” in the Company’s definitive Notice of 2022 Annual Meeting of Shareholders and related Proxy Statement (filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which is incorporated herein by this reference. The Company has no relationships or transactions required to be reported by Item 404 of Regulation S-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Attention is directed to the section “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive Notice of 2022 Annual Meeting of Shareholders and related Proxy Statement (filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which is incorporated herein by this reference. Information about aggregate fees billed to the Company by its independent registered public accounting firm, Ernst & Young LLP (PCAOB ID No. 42) will be included in the above referenced section of the Company’s definitive Notice of 2022 Annual Meeting of Shareholders and related Proxy Statement under the caption “Fees paid to Auditors” and that information is incorporated herein by this reference.

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

ANNUAL REPORT ON FORM 10-K

THE GORMAN-RUPP COMPANY

For the Year Ended December 31, 2021

EXHIBIT INDEX

Exhibit Number	Description

(3)(4)(a)	Amended Articles of Incorporation, as amended*
(3)(4)(b)	Amended Regulations**
(4)(c)	Description of Securities Registered Under the Exchange Act
(10)(a)	Form of Indemnification Agreement between the Company and its Directors***
(10)(b)	Form of Indemnification Agreement between the Company and its Officers***
(10)(c)	2015 Omnibus Incentive Plan****#
(10)(d)	Form of Performance Share Grant Agreement*****#
(10)(e)	2016 Non-Employee Directors’ Compensation Plan******#
(14)	Code of Ethics
(21)	Subsidiaries of the Company
(23)	Consent of Independent Registered Public Accounting Firm
(24)	Powers of Attorney
(31) (a)	Certification of Chief Executive Officer (Section 302 of the Sarbanes-Oxley Act of 2002)
(31) (b)	Certification of Chief Financial Officer (Section 302 of the Sarbanes-Oxley Act of 2002)
(32)	Certification Pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101.INS)	Inline XBRL Instance Document
(101.SCH)	Inline XBRL Taxonomy Extension Schema Document
(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Incorporated herein by this reference from Exhibit (3)(4)(a) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
**	Incorporated herein by this reference from Exhibit (3)(ii)(4) of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.
***	Incorporated herein by this reference from Exhibits (10)(a)(b) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
****	Incorporated herein by this reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 28, 2015.
*****	Incorporated herein by this reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 25, 2022.
******	Incorporated herein by this reference from Exhibit (4)(c) of the Company’s Registration Statement on Form S-8 filed on May 24, 2016.
#	Management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GORMAN-RUPP COMPANY

*By:	/s/ BRIGETTE A. BURNELL
Brigette A. Burnell
Attorney-In-Fact

Date: February 28, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

*SCOTT A. KING	President and Chief Executive Officer and Director
Scott A. King	(Principal Executive Officer)

*JAMES C. KERR	Executive Vice President and Chief Financial Officer
James C. Kerr	(Principal Financial and Accounting Officer)

*JEFFREY S. GORMAN	Executive Chairman
Jeffrey S. Gorman

*DONALD H. BULLOCK, JR.	Director
Donald H. Bullock Jr.

*M. ANN HARLAN	Director
M. Ann Harlan

*CHRISTOPHER H. LAKE	Director
Christopher H. Lake

*SONJA K. MCCLELLAND	Director
Sonja K. McClelland

*VINCENT K. PETRELLA	Director
Vincent K. Petrella

*KENNETH R. REYNOLDS	Director
Kenneth R. Reynolds

*RICK R. TAYLOR	Director
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

February 28, 2022

By:	/s/ BRIGETTE A. BURNELL
Brigette A. Burnell
Attorney-In-Fact