Form 10-Q
period 2022-03-31
GORMAN RUPP CO
filed 2022-05-02
CIK 42682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On May 2, 2022 there were 26,079,115 common shares, without par value, of The Gorman-Rupp Company outstanding.

The Gorman-Rupp Company

Three Months Ended March 31, 2022 and 2021

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Consolidated Statements of Income - Three months ended March 31, 2022 and 2021	3
	Consolidated Statements of Comprehensive Income - Three months ended March 31, 2022 and 2021	3
	Consolidated Balance Sheets - March 31, 2022 and December 31, 2021	4
	Consolidated Statements of Cash Flows - Three months ended March 31, 2022 and 2021	5
	Consolidated Statements of Equity - Three months ended March 31, 2022 and 2021	6
	Notes to Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15
Item 4.	Controls and Procedures	15

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	16
Item 1A.	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 6.	Exhibits	17
EX-31.1	Section 302 Principal Executive Officer (PEO) Certification
EX-31.2	Section 302 Principal Financial Officer (PFO) Certification
EX-32	Section 1350 Certifications

PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2022	2021
Net sales	$102,167	$89,027
Cost of products sold	76,670	65,985
Gross profit	25,497	23,042
Selling, general and administrative expenses	16,039	14,069
Operating income	9,458	8,973
Other income (expense), net	90	345
Income before income taxes	9,548	9,318
Income taxes	2,005	1,889
Net income	$7,543	$7,429
Earnings per share	$0.29	$0.28
Cash dividends per share	$0.170	$0.155
Average number of shares outstanding	26,090,963	26,108,810

See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Net income	$7,543	$7,429
Other comprehensive (loss) income, net of tax:
Cumulative translation adjustments	(36)	(1,383)
Pension and postretirement medical liability adjustments	423	512
Other comprehensive (loss) income	387	(871)
Comprehensive income	$7,930	$6,558

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED BALANCE SHEETS

	(unaudited)
(Dollars in thousands)	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$122,686	$125,194
Accounts receivable, net	67,711	58,545
Inventories, net	89,974	85,648
Prepaid and other	8,314	7,795
Total current assets	288,685	277,182
Property, plant and equipment, net	104,238	104,293
Other assets	5,470	6,193
Goodwill and other intangible assets, net	32,925	33,086
Total assets	$431,318	$420,754
Liabilities and equity
Current liabilities:
Accounts payable	$19,934	$17,633
Payroll and employee related liabilities	12,919	11,754
Commissions payable	8,821	8,164
Deferred revenue and customer deposits	10,434	9,200
Accrued expenses	7,401	5,689
Total current liabilities	59,509	52,440
Pension benefits	9,648	9,342
Postretirement benefits	27,218	27,359
Other long-term liabilities	1,709	1,637
Total liabilities	98,084	90,778
Equity:
Common shares, without par value:
Authorized – ‐‐35,000,000 shares;
Outstanding – 26,079,115 shares at March 31, 2022 and 26,103,661 shares at December 31, 2021 (after deducting treasury shares of 969,681 and 945,135, respectively), at stated capital amounts	5,094	5,099
Additional paid-in capital	1,698	1,838
Retained earnings	356,385	353,369
Accumulated other comprehensive (loss)	(29,943)	(30,330)
Total equity	333,234	329,976
Total liabilities and equity	$431,318	$420,754

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Cash flows from operating activities:
Net income	$7,543	$7,429
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,933	2,982
Pension expense	760	761
Stock based compensation	682	836
Changes in operating assets and liabilities:
Accounts receivable, net	(9,211)	(3,576)
Inventories, net	(4,315)	3,073
Accounts payable	2,256	3,397
Commissions payable	727	(771)
Deferred revenue and customer deposits	1,253	711
Income taxes	1,912	986
Accrued expenses and other	668	(1,296)
Benefit obligations	957	(850)
Net cash provided by operating activities	6,165	13,682
Cash used for investing activities:
Capital additions	(3,473)	(864)
Other	89	516
Net cash used for investing activities	(3,384)	(348)
Cash used for financing activities:
Cash dividends	(4,436)	(4,047)
Treasury share repurchases	(918)	(231)
Other	(32)	(627)
Net cash used for financing activities	(5,386)	(4,905)
Effect of exchange rate changes on cash	97	(118)
Net increase (decrease) in cash and cash equivalents	(2,508)	8,311
Cash and cash equivalents:
Beginning of period	125,194	108,203
End of period	$122,686	$116,514

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Three Months Ended March 31, 2022
(Dollars in thousands, except	Common Shares		Additional Paid-In	Retained	Accumulated Other Comprehensive
share and per share amounts)	Shares	Dollars	Capital	Earnings	(Loss) Income	Total
Balances December 31, 2021	26,103,661	$5,099	$1,838	$353,369	$(30,330)	$329,976
Net income				7,543		7,543
Other comprehensive income					387	387
Stock based compensation, net			682			682
Treasury share repurchases	(24,546)	(5)	(822)	(90)		(918)
Cash dividends - $0.17 per share				(4,436)		(4,436)
Balances March 31, 2022	26,079,115	$5,094	$1,698	$356,385	$(29,943)	$333,234

	Three Months Ended March 31, 2021
(Dollars in thousands, except	Common Shares		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total
share and per share amounts)	Shares	Dollars	Capital	Earnings	(Loss) Income
Balances December 31, 2020	26,101,992	$5,099	$693	$340,098	$(30,377)	$315,513
Net income				7,429		7,429
Other comprehensive income (loss)					(871)	(871)
Stock based compensation, net	14,148	3	551	52		606
Cash dividends - $0.155 per share				(4,047)		(4,047)
Balances March 31, 2021	26,116,140	$5,102	$1,244	$343,532	$(31,248)	$318,630

See notes to consolidated financial statements (unaudited).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in tables in thousands of dollars, except for per share amounts)

NOTE 1 - BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Consolidated Financial Statements include the accounts of The Gorman-Rupp Company (the “Company” or “Gorman-Rupp”) and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results. In the opinion of management of the Company, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of results that may be expected for the year ending December 31, 2022. For further information, refer to the Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, from which related information herein has been derived.

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

NOTE 2 - RECENTLY ISSUED ACCOUNTING STANDARDS

The Company considers the applicability and impact of all Accounting Standard Updates (“ASUs”). All recently issued ASUs were assessed and determined to be not applicable or are expected to have minimal impact on the Company’s Consolidated Financial Statements.

NOTE 3 – REVENUE

Disaggregation of Revenue

The following tables disaggregate total net sales by major product category and geographic location:

	Product Category
	March 31, 2022	March 31, 2021
Pumps and pump systems	$85,769	$75,301
Repair parts for pumps and pump systems and other	16,398	13,726
Total net sales	$102,167	$89,027

	Geographic Location
	March 31, 2022	March 31, 2021
United States	$72,391	$62,619
Foreign countries	29,776	26,408
Total net sales	$102,167	$89,027

International sales represented approximately 29% and 30% of total net sales for the first quarter of 2022 and 2021, respectively, and were made to customers in many different countries around the world.

On March 31, 2022, the Company had $195.5 million of remaining performance obligations, also referred to as backlog. The Company expects to recognize as revenue substantially all of its remaining performance obligations within one year.

The Company’s contract assets and liabilities as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022	December 31, 2021
Contract assets	$-	$-
Contract liabilities	$10,434	$9,200

Revenue recognized for the three months ended March 31, 2022 and 2021 that was included in the contract liabilities balance at the beginning of the period was $5.1 million and $3.8 million, respectively.

NOTE 4 - INVENTORIES

LIFO inventories are stated at the lower of cost or market and all other inventories are stated at the lower of cost or net realizable value. Replacement cost approximates current cost and the excess over LIFO cost is approximately $71.9 million and $70.1 million at March 31, 2022 and December 31, 2021, respectively. Allowances for excess and obsolete inventory totaled $6.1 million and $6.0 million at March 31, 2022 and December 31, 2021, respectively. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management’s estimate of expected year-end inventory levels and costs, and are subject to the final year-end LIFO inventory valuation.

Inventories are comprised of the following:

Inventories, net:	March 31, 2022	December 31, 2021
Raw materials and in-process	$26,507	$23,263
Finished parts	52,752	52,039
Finished products	10,715	10,346
Total net inventories	$89,974	$85,648

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of the following:

	March 31, 2022	December 31, 2021
Land	$5,812	$5,813
Buildings	113,274	112,760
Machinery and equipment	188,558	188,123
	307,644	306,696
Less accumulated depreciation	(203,406)	(202,403)
Property, plant and equipment, net	$104,238	$104,293

NOTE 6 - PRODUCT WARRANTIES

A liability is established for estimated future warranty and service claims based on historical claims experience and specific product failures. The Company expenses warranty costs directly to Cost of products sold. Changes in the Company’s product warranties liability are:

	March 31,
	2022	2021
Balance at beginning of year	$1,637	$1,361
Provision	389	510
Claims	(313)	(395)
Balance at end of period	$1,713	$1,476

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

The following tables present the components of net periodic benefit costs:

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2022	2021	2022	2021
Service cost	$664	$749	$287	$365
Interest cost	454	392	190	163
Expected return on plan assets	(812)	(895)	-	-
Amortization of prior service cost	-	-	(283)	(282)
Recognized actuarial loss	454	515	92	145
Net periodic benefit cost (a)	$760	$761	$286	$391

(a)	The components of net periodic benefit cost other than the service cost component are included in Other income (expense), net in the Consolidated Statements of Income.

NOTE 8 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The reclassifications out of Accumulated other comprehensive income (loss) as reported in the Consolidated Statements of Income are:

	Three Months Ended March 31,
	2022	2021
Pension and other postretirement benefits:
Recognized actuarial loss (a)	$546	$660
Income tax	(123)	(148)
Net of income tax	$423	$512

(a)	The recognized actuarial loss is included in Other income (expense), net in the Consolidated Statements of Income.

The components of Accumulated other comprehensive income (loss) as reported in the Consolidated Balance Sheets are:

	Currency Translation Adjustments	Pension and Other Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021	$(7,851)	$(22,479)	$(30,330)
Reclassification adjustments		546	546
Current period charge	(36)	-	(36)
Income tax benefit (charge)		(123)	(123)
Balance at March 31, 2022	$(7,887)	(22,056)	$(29,943)

	Currency Translation Adjustments	Pension and Other Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020	$(5,044)	$(25,333)	$(30,377)
Reclassification adjustments	-	660	660
Current period charge	(1,383)	-	(1,383)
Income tax benefit (charge)	-	(148)	(148)
Balance at March 31, 2021	$(6,427)	$(24,821)	$(31,248)

NOTE 9 – COMMON SHARE REPURCHASES

The Company has a share repurchase program with the authorization to purchase up to $50.0 million of the Company’s common shares. During the three-month period ended March 31, 2022 the Company repurchased 24,546 shares for $0.9 million. No shares were repurchased during the three-month period ending March 31, 2021. As of March 31, 2022, the Company had $48.1 million available for repurchase under the share repurchase program.

NOTE 10 – SUBSEQUENT EVENTS

On April 26, 2022 the Company entered into a definitive agreement to acquire the assets of Fill-Rite and Sotera (“Fill-Rite”), a division of Tuthill Corporation, for $525 million. When adjusted for approximately $80 million in expected tax benefits, the net transaction value is approximately $445 million. The Company expects to fund the transaction with cash on-hand and new debt. Subject to customary closing conditions and necessary regulatory approvals, the transaction is expected to close in the second quarter of 2022.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except for per share amounts)

The following discussion and analysis of the Company’s financial condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements, and notes thereto, and the other financial data included elsewhere in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with the Company’s audited Consolidated Financial Statements and accompanying notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its Annual Report on Form 10-K for the year ended December 31, 2021. The coronavirus (COVID-19) pandemic had an adverse effect on the Company’s reported results in 2021 and while our supply chains continue to face challenges our reported results have continued to improve. The extent to which the Company’s operations will continue to be impacted by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the pandemic and actions by government authorities to contain the pandemic or treat its impact, among other things.

Executive Overview

The following discussion of Results of Operations includes certain non-GAAP financial data and measures such as earnings before interest, taxes, depreciation and amortization. Management utilizes these adjusted financial data and measures to assess comparative operations against those of prior periods without the distortion of non-comparable factors. The Gorman-Rupp Company believes that these non-GAAP financial data and measures also will be useful to investors in assessing the strength of the Company’s underlying operations from period to period. Provided below is a reconciliation of earnings before interest, taxes, depreciation and amortization.

	Three Months Ended March 31,
	2022	2021

Adjusted earnings before interest, taxes, depreciation and amortization:
Reported net income–GAAP basis	$7,543	$7,429
Plus income taxes	2,005	1,889
Plus depreciation and amortization	2,933	2,982
Non-GAAP earnings before interest, taxes, depreciation and amortization	$12,481	$12,300

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

We regularly invest in training for our employees, in new product development and in modern manufacturing equipment, technology and facilities all designed to increase production efficiency and capacity and drive growth by delivering innovative solutions to our customers. We believe that the diversity of our markets is a major contributor to the generally stable financial growth we have produced historically.

The Company places a strong emphasis on cash flow generation and maintaining liquidity. This focus has afforded us the ability to reinvest our cash resources in acquisitions and product development opportunities. The Company’s cash position decreased $2.5 million during the first three months of 2022 to $123.0 million at March 31, 2022 and the Company generated $12.5 million in adjusted earnings before interest, taxes, depreciation and amortization during the same period.

Capital expenditures for the first three months of 2022 were $3.5 million and consisted primarily of machinery and equipment and building improvements. Capital expenditures for the full-year 2022 are presently planned to be in the range of $15-$20 million primarily for building improvements and machinery and equipment purchases, and are expected to be financed through internally-generated funds.

The Company’s backlog of orders was $195.5 million at March 31, 2022 compared to $125.5 million at March 31, 2021 and $186.0 million at December 31, 2021. Incoming orders increased 9.6% for the first quarter of 2022 compared to the same period in 2021. Incoming orders were up across most markets the Company serves.

On April 28, 2022, the Board of Directors authorized the payment of a quarterly dividend of $0.17 per share on the common stock of the Company, payable June 10, 2022, to shareholders of record as of May 13, 2022. This will mark the 289th consecutive quarterly dividend paid by The Gorman-Rupp Company.

On April 26, 2022, the Company entered into a definitive agreement to acquire the assets of Fill-Rite, a division of Tuthill Corporation, for $525 million. When adjusted for approximately $80 million in expected tax benefits, the net transaction value is approximately $445 million.  The Company expects to fund the transaction with cash on-hand and new debt.  Subject to customary closing conditions and necessary regulatory approvals, the transaction is expected to close in the second quarter of 2022.  In connection with the anticipated closing of the transaction, the Company expects to enter into senior secured first lien credit facilities comprised of a $350 million term loan facility and a $100 million revolving credit facility, as well as an unsecured senior subordinated term loan facility in the amount of $90 million, subject to the satisfaction or waiver of customary conditions. The Company expects that it will incur no initial borrowings under the revolving credit facility in connection with anticipated closing of the transaction.

The Company currently expects to continue its exceptional history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.

Outlook

We continue to see top line growth across most of our markets and incoming order trends remain positive.  Although backlog is still at a historically high level, our aging is consistent.   While we have leveraged labor and overhead, inflationary pressures on cost of material persist, so we will continue to adjust our pricing to offset these increases.   It appears that global supply chain challenges will extend into the foreseeable future.  We are navigating these challenges and believe we will be able to maintain top line growth.

Three Months Ended March 31, 2022 vs. Three Months Ended March 31, 2021

Net Sales

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Net Sales	$102,167	$89,027	$13,140	14.8%

Net sales for the first quarter of 2022 were $102.2 million compared to net sales of $89.0 million for the first quarter of 2021, an increase of 14.8% or $13.2 million. Domestic sales of $72.4 million increased 15.6% and international sales of $29.8 million increased 12.8% compared to the same period in 2021. Sales have increased across nearly all of our markets and incoming orders for the quarter increased 9.6% compared to the first quarter of 2021 to $112.0 million.

Sales in our water markets increased 11.5% or $7.5 million in the first quarter of 2022 compared to the first quarter of 2021. Sales increased $5.9 million in the fire protection market, $2.3 million in the construction market, and $1.6 million in the repair market. Partially offsetting these increases was a decrease of $2.2 million in the municipal market and $0.1 million in the agriculture market. Incoming orders and backlog for the municipal and agriculture markets were up compared to the prior year period.

Sales in our non-water markets increased 23.3% or $5.7 million in the first quarter of 2022 compared to the first quarter of 2021. Sales increased $3.7 million in the industrial market, $1.7 million in the OEM market, and $0.3 million in the petroleum market.

Cost of Products Sold and Gross Profit

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Cost of products sold	$76,670	$65,985	$10,685	16.2%
% of Net sales	75.0%	74.1%
Gross Margin	25.0%	25.9%

Gross profit was $25.5 million for the first quarter of 2022, resulting in gross margin of 25.0%, compared to gross profit of $23.0 million and gross margin of 25.9% for the same period in 2021. The 90 basis point decrease in gross margin was driven by a 200 basis point increase in cost of material, which included an unfavorable LIFO impact of 100 basis points, partially offset by a 110 basis point improvement from labor and overhead leverage due to increased sales volume.

Selling, General and Administrative (SG&A) Expenses

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Selling, general and administrative expenses	$16,039	$14,069	$1,970	14.0%
% of Net sales	15.7%	15.8%

Selling, general and administrative (“SG&A”) expenses were $16.0 million and 15.7% of net sales for the first quarter of 2022 compared to $14.1 million and 15.8% of net sales for the same period in 2021. SG&A expenses increased 14.0% or $1.9 million as a result of increased payroll and payroll related costs and increased travel expenses. SG&A expenses as a percentage of sales improved 10 basis points primarily as a result of leverage on fixed costs from increased sales volume.

Operating Income

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Operating income	$9,458	$8,973	$485	5.4%
% of Net sales	9.3%	10.1%

Operating income was $9.5 million for the first quarter of 2022, resulting in an operating margin of 9.3%, compared to operating income of $9.0 million and operating margin of 10.1% for the same period in 2021. Operating margin decreased 80 basis points primarily as a result of the increased cost of material due to unfavorable LIFO adjustments partially offset by improved leverage on fixed costs from increased sales volume.

Net Income

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Income before income taxes	$9,548	$9,318	$230	2.5%
% of Net sales	9.3%	10.5%
Income taxes	$2,005	$1,889	$116	6.1%
Effective tax rate	21.0%	20.3%
Net income	$7,543	$7,429	$114	1.5%
% of Net sales	7.4%	8.3%
Earnings per share	$0.29	$0.28	$0.01	3.6%

The Company’s effective tax rate was 21.0% for the first quarter of 2022 compared to 20.3% for the first quarter of 2021.

Net income was $7.5 million for the first quarter of 2022 compared to $7.4 million in the first quarter of 2021, and earnings per share were $0.29 and $0.28 for the respective periods. Earnings per share included an unfavorable LIFO impact of $0.05 and $0.02 per share for the first quarter of 2022 and 2021, respectively.

Liquidity and Capital Resources

Cash and cash equivalents totaled $123.0 million and there was no outstanding bank debt at March 31, 2022. The Company had $24.3 million available in bank lines of credit after deducting $5.2 million in outstanding letters of credit primarily related to customer orders. The Company was in compliance with its debt covenants, including limits on additional borrowings and maintenance of certain operating and financial ratios, at March 31, 2022 and December 31, 2021.

On April 26, 2022, the Company entered into a definitive agreement to acquire the assets of Fill-Rite, a division of Tuthill Corporation, for $525 million. The Company expects to fund the transaction with cash on-hand and new debt.  Subject to customary closing conditions and necessary regulatory approvals, the transaction is expected to close in the second quarter of 2022.  In connection with the anticipated closing of the transaction, the Company expects to enter into senior secured first lien credit facilities comprised of a $350 million term loan facility and a $100 million revolving credit facility, as well as an unsecured senior subordinated term loan facility in the amount of $90 million, subject to the satisfaction or waiver of customary conditions. The Company expects that it will incur no initial borrowings under the revolving credit facility in connection with anticipated closing of the transaction.

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

The following table reconciles adjusted earnings before interest, income taxes and depreciation and amortization as reconciled above to free cash flow:

	Three Months Ended March 31,
	2022	2021
Non-GAAP adjusted earnings before interest, taxes, depreciation and amortization	$12,481	$12,300
Less capital expenditures	(3,473)	(864)
Less cash dividends	(4,436)	(4,047)
Non-GAAP free cash flow	$4,572	$7,389

Financial Cash Flow

	Three Months Ended March 31,
	2022	2021
Beginning of period cash and cash equivalents	$125,194	$108,203
Net cash provided by operating activities	6,165	13,682
Net cash used for investing activities	(3,384)	(348)
Net cash used for financing activities	(5,386)	(4,905)
Effect of exchange rate changes on cash	97	(118)
Net increase in cash and cash equivalents	(2,508)	8,311
End of period cash and cash equivalents	$122,686	$116,514

The decrease in cash provided by operating activities in the first three months of 2022 compared to the same period last year was primarily due to increases for the three month period in accounts receivable, inventory, and commissions payable as the result of increased sales and backlog.

During the first three months of 2022 and 2021, investing activities consisted of capital expenditures primarily for machinery and equipment of $3.5 million and $0.9 million, respectively.

Net cash used for financing activities for the first three months of 2022 and 2021 primarily consisted of dividend payments of $4.4 million and $4.0 million, respectively, and share repurchases of $0.9 million during the first three months of 2022.

The Company currently expects to continue its exceptional history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.

The Board of Directors has authorized a share repurchase program of up to $50.0 million of the Company’s common shares. The actual number of shares repurchased will depend on prevailing market conditions, alternative uses of capital and other factors, and will be determined at management’s discretion. The Company is not obligated to make any purchases under the program, and the program may be suspended or discontinued at any time. As of March 31, 2022, the Company had $48.1 million available for repurchase under the share repurchase program.

Critical Accounting Policies

Our critical accounting policies are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our Consolidated Financial Statements for the year ended December 31, 2021 contained in our Annual Report on Form 10-K for the year ended December 31, 2021. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the notes to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

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

Such uncertainties include, but are not limited to, our estimates of future earnings and cash flows, general economic conditions and supply chain conditions and any related impact on costs and availability of materials, and uncertainties related to our recently announced agreement to acquire the assets of Fill-Rite, including but not limited to expectations as to the closing of the transaction, the ability to obtain regulatory approval without unexpected delays or conditions, integration of the acquired business in a timely and cost effective manner, retention of supplier and customer relationships and key employees, the ability to achieve synergies and cost savings in the amounts and within the time frames currently anticipated and the ability to service and repay indebtedness incurred in connection with the transaction. Other factors include, but are not limited to: company specific risk factors including (1) loss of key personnel; (2) intellectual property security; (3) acquisition performance and integration; (4) impairment in the value of intangible assets, including goodwill; (5) defined benefit pension plan settlement expense; and (6) family ownership of common equity; and general risk factors including (7) continuation of the current and projected future business environment, including the duration and scope of the COVID-19 pandemic, the impact of the pandemic and actions taken in response to the pandemic; (8) highly competitive markets; (9) availability and costs of raw materials and labor; (10) cyber security threats; (11) compliance with, and costs related to, a variety of import and export laws and regulations; (12) environmental compliance costs and liabilities; (13) exposure to fluctuations in foreign currency exchange rates; (14) conditions in foreign countries in which The Gorman-Rupp Company conducts business; (15) changes in our tax rates and exposure to additional income tax liabilities; and (16) risks described from time to time in our reports filed with the Securities and Exchange Commission. Except to the extent required by law, we do not undertake and specifically decline any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk associated principally with fluctuations in foreign currency exchange rates. The Company’s foreign currency exchange rate risk is limited primarily to the Euro, Canadian Dollar, South African Rand and British Pound. The Company manages its foreign exchange risk principally through invoicing customers in the same currency as is used in the market of the source of products. The foreign currency transaction gains (losses) for the three month periods ending March 31, 2022 and 2021 were $0.1 million and $0.3 million, respectively, and are reported within Other (expense) income, net on the Consolidated Statements of Income.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no material changes from the legal proceedings previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

ITEM 1A.	RISK FACTORS

In addition to the information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.  There have been no material changes from the risk factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, except for the following which supplements the Company’s previously disclosed risk factors:

The Company expects to incur substantial future indebtedness, which may impact the way the Company’s financial condition and the way it operates its business.

In connection with the Company’s anticipated acquisition of the assets of Fill-Rite, the Company expects to incur substantial indebtedness. If incurred, such indebtedness is expected to include senior secured first lien credit facilities comprised of a $350 million term loan facility and a $100 million revolving credit facility, and an unsecured senior subordinated term loan facility in an aggregate principal amount of $90 million. The indebtedness could have important negative consequences, including:

●	reduced availability of cash for the Company’s operations and other business activities after satisfying interest payments and other requirements under the terms of its debt instruments;

●	less flexibility to plan for or react to competitive challenges, and a competitive disadvantage relative to competitors that do not have as much indebtedness;

●	difficulty in obtaining additional financing in the future;

●	inability to comply with covenants in, and potential for default under, the Company’s debt instruments; and

●	challenges to repaying or refinancing any of the Company’s debt.

The Company’s ability to satisfy its debt and other obligations will depend principally upon its future operating performance. As a result, prevailing economic conditions and financial, business, legal and regulatory and other factors, many of which are beyond the Company’s control, may affect its ability to make payments on its debt and other obligations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer purchases of its common shares during the first quarter of 2022 were:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
January 1 to January 31, 2022	-	$-	-	$48,985
February 1 to February 28, 2022	24,546	37.39	24,546	48,067
March 1 to March 31, 2022	-	-	-	48,067
Total	24,546	$37.39	24,546	$48,067

ITEM 6.	EXHIBITS

Exhibit 2.1	Asset Purchase Agreement, dated as of April 26, 2022, by and between The Gorman-Rupp Company and Tuthill Corporation (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 27, 2022).*
Exhibit 10.1

Form of Restricted Stock Unit Grant Agreement under The Gorman-Rupp Company 2015 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 25, 2022).

Exhibit 31.1	Certification of Scott A. King, President and Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of James C. Kerr, Executive Vice President and Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Certification pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
Exhibit 101

Financial statements from the Quarterly Report on Form 10-Q of The Gorman-Rupp Company for the quarter ended March 31, 2022, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity, and (vi) the Notes to Consolidated Financial Statements.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish to the U.S. Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Gorman-Rupp Company
(Registrant)
Date: May 2, 2022
	By:	/s/James C. Kerr
James C. Kerr
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)