Form 10-Q
period 2022-06-30
GORMAN RUPP CO
filed 2022-08-04
CIK 42682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

On August 4, 2022 there were 26,094,865 common shares, without par value, of The Gorman-Rupp Company outstanding.

The Gorman-Rupp Company

Three and Six Months Ended June 30, 2022 and 2021

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Consolidated Statements of Income - Three months ended June 30, 2022 and 2021 - Six months ended June 30, 2022 and 2021	3
	Consolidated Statements of Comprehensive Income - Three months ended June 30, 2022 and 2021 - Six months ended June 30, 2022 and 2021	3
	Consolidated Balance Sheets - June 30, 2022 and December 31, 2021	4
	Consolidated Statements of Cash Flows - Six months ended June 30, 2022 and 2021	5
	Consolidated Statements of Equity - Six months ended June 30, 2022 and 2021	6

	Notes to Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22
Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 6.	Exhibits	24
EX-31.1	Section 302 Principal Executive Officer (PEO) Certification
EX-31.2	Section 302 Principal Financial Officer (PFO) Certification
EX-32	Section 1350 Certifications

PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2022	2021	2022	2021
Net sales	$119,067	$93,015	$221,234	$182,042
Cost of products sold	90,828	68,342	167,498	134,326
Gross profit	28,239	24,673	53,736	47,716
Selling, general and administrative expenses	24,114	13,884	39,936	27,779
Amortization expense	1,218	175	1,435	350
Operating income	2,907	10,614	12,365	19,587
Interest expense	(2,322)	-	(2,322)	-
Other income (expense), net	(1,846)	(1,705)	(1,756)	(1,360)
Income (loss) before income taxes	(1,261)	8,909	8,287	18,227
Provision (benefit) from income taxes	(265)	1,812	1,740	3,701
Net income (loss)	$(996)	$7,097	$6,547	$14,526
Earnings (loss) per share	$(0.04)	$0.27	$0.25	$0.56
Cash dividends per share	$0.170	$0.155	$0.340	$0.310
Average number of shares outstanding	26,079,115	26,116,140	26,085,006	26,112,495

See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Net income (loss)	$(996)	$7,097	$6,547	$14,526
Other comprehensive (loss) income, net of tax:
Cumulative translation adjustments	(2,828)	955	(2,864)	(422)
Pension and postretirement medical liability adjustments	1,663	1,857	2,086	2,363
Other comprehensive income (loss)	(1,165)	2,812	(778)	1,941
Comprehensive income (loss)	$(2,161)	$9,909	$5,769	$16,467

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED BALANCE SHEETS

	(unaudited)
(Dollars in thousands)	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$16,828	$125,194
Accounts receivable, net	90,444	58,545
Inventories, net	101,134	85,648
Prepaid and other	15,057	7,795
Total current assets	223,463	277,182
Property, plant and equipment, net	130,017	104,293
Other assets	9,283	6,193
Goodwill and other intangible assets, net	511,537	33,086
Total assets	$874,300	$420,754
Liabilities and equity
Current liabilities:
Accounts payable	$27,455	$17,633
Payroll and employee related liabilities	18,157	11,754
Commissions payable	8,231	8,164
Deferred revenue and customer deposits	7,848	9,200
Current portion of long-term debt	17,500	-
Accrued expenses	12,957	5,689
Total current liabilities	92,148	52,440
Pension benefits	10,167	9,342
Postretirement benefits	27,161	27,359
Long-term debt, net of current portion	414,884	-
Other long-term liabilities	2,570	1,637
Total liabilities	546,930	90,778
Equity:
Common shares, without par value:
Authorized – ‐‐35,000,000 shares;
Outstanding – 26,079,115 shares at June 30, 2022 and 26,103,661 shares at December 31, 2021 (after deducting treasury shares of 969,681 and 945,135, respectively), at stated capital amounts	5,094	5,099
Additional paid-in capital	2,428	1,838
Retained earnings	350,956	353,369
Accumulated other comprehensive loss	(31,108)	(30,330)
Total equity	327,370	329,976
Total liabilities and equity	$874,300	$420,754

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Dollars in thousands)	2022	2021
Cash flows from operating activities:
Net income	$6,547	$14,526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,201	5,951
Pension expense	3,357	3,170
Stock based compensation	1,413	1,301
Changes in operating assets and liabilities:
Accounts receivable, net	(11,713)	(8,029)
Inventories, net	(4,683)	677
Accounts payable	938	7,292
Commissions payable	392	(132)
Deferred revenue and customer deposits	(1,269)	2,614
Income taxes	(1,045)	805
Accrued expenses and other	1,510	(1,477)
Benefit obligations	4,044	1,413
Net cash provided by operating activities	6,692	28,111
Cash used for investing activities:
Capital additions	(8,445)	(3,548)
Payment for acquisitions	(526,301)	-
Other	208	577
Net cash used for investing activities	(534,538)	(2,971)
Cash provided by (used for) financing activities:
Cash dividends	(8,869)	(8,095)
Treasury share repurchases	(918)	(231)
Proceeds from bank borrowings	445,000	-
Debt issuance fees	(15,165)	-
Other	(65)	(658)
Net cash provided by (used for) financing activities	419,983	(8,984)
Effect of exchange rate changes on cash	(503)	(65)
Net increase (decrease) in cash and cash equivalents	(108,366)	16,091
Cash and cash equivalents:
Beginning of period	125,194	108,203
End of period	$16,828	$124,294

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Six Months Ended June 30, 2022
					Accumulated
			Additional		Other
(Dollars in thousands, except	Common Shares		Paid-In	Retained	Comprehensive
share and per share amounts)	Shares	Dollars	Capital	Earnings	(Loss) Income	Total
Balances December 31, 2021	26,103,661	$5,099	$1,838	$353,369	$(30,330)	$329,976
Net income				7,543		7,543
Other comprehensive income					387	387
Stock based compensation, net			682			682
Treasury share repurchases	(24,546)	(5)	(822)	(91)		(918)
Cash dividends - $0.17 per share				(4,436)		(4,436)
Balances March 31, 2022	26,079,115	$5,094	$1,698	$356,385	$(29,943)	$333,234
Net income (loss)				(996)		(996)
Other comprehensive loss					(1,165)	(1,165)
Stock based compensation, net			730			730
Treasury share repurchases						-
Cash dividends - $0.17 per share				(4,433)		(4,433)
Balances June 30, 2022	26,079,115	$5,094	$2,428	$350,956	$(31,108)	$327,370

	Six Months Ended June 30, 2021
					Accumulated
			Additional		Other
(Dollars in thousands, except	Common Shares		Paid-In	Retained	Comprehensive
share and per share amounts)	Shares	Dollars	Capital	Earnings	(Loss) Income	Total
Balances December 31, 2020	26,101,992	$5,099	$693	$340,098	$(30,377)	$315,513
Net income				7,429		7,429
Other comprehensive loss					(871)	(871)
Stock based compensation, net	14,148	3	551	52		606
Cash dividends - $0.155 per share				(4,047)		(4,047)
Balances March 31, 2021	26,116,140	$5,102	$1,244	$343,532	$(31,248)	$318,630
Net income				7,097		7,097
Other comprehensive income					2,812	2,812
Stock based compensation, net			465			465
Cash dividends - $0.155 per share				(4,048)		(4,048)
Balances June 30, 2021	26,116,140	$5,102	$1,709	$346,581	$(28,436)	$324,956

See notes to consolidated financial statements (unaudited).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in tables in thousands of dollars, except for per share amounts)

NOTE 1 - BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Consolidated Financial Statements include the accounts of The Gorman-Rupp Company (the “Company” or “Gorman-Rupp”) and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results. In the opinion of management of the Company, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2022 are not necessarily indicative of results that may be expected for the year ending December 31, 2022. For further information, refer to the Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, from which related information herein has been derived.

Acquisitions

The Company allocates the purchase price of its acquisitions to the assets acquired, liabilities assumed, and noncontrolling interests based upon their respective fair values at the acquisition date. The Company utilizes management estimates and inputs from an independent third-party valuation firm to assist in determining these fair values.

The Company uses the income, market or cost approach (or a combination thereof) for the valuation as appropriate. The valuation inputs in these models and analyses are based on market participant assumptions.  Management values property, plant and equipment using the cost approach supported where available by observable market data, which includes consideration of obsolescence. Management values acquired intangible assets using the relief from royalty method or excess earnings method, which are forms of the income approach supported by observable market data for peer companies. The significant assumptions used to estimate the value of the acquired intangible assets include discount rates and certain assumptions that form the basis of future cash flows (such as revenue growth rates, customer attrition rates, and royalty rates), which are considered Level 3 assets as the assumptions are unobservable inputs developed by the Company. Acquired inventories are recorded at fair value. For certain items, the carrying value is determined to be a reasonable approximation of fair value based on information available to the Company.

The excess of the acquisition price over estimated fair values is recorded as goodwill. Goodwill is adjusted for any changes to acquisition date fair value amounts made within the measurement period. Acquisition-related transaction costs are recognized separately from the business combination and expensed as incurred. Refer to “Note 2 – Acquisitions” for additional details.

Recently Issued Accounting Standards

The Company considers the applicability and impact of all Accounting Standard Updates (“ASUs”). All recently issued ASUs were assessed and determined to be not applicable or are expected to have minimal impact on the Company’s Consolidated Financial Statements.

NOTE 2 - ACQUISITIONS

On May 31, 2022, the Company acquired the assets of Fill-Rite and Sotera (“Fill-Rite”), a division of Tuthill Corporation, for cash consideration of $526.3 million. The transaction was funded with new debt consisting of $350.0 million from a senior secured term loan, $90.0 million from a subordinated unsecured loan, $5.0 million from the new revolving Credit Facility, and $81.3 million of cash on hand. Refer to “Note 10 – Financing Arrangements” for further details related to the financing completed as part of the transaction.

The Company accounted for the Fill-Rite Transaction in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 “Business Combinations”. The results of operations for Fill-Rite are included in the accompanying Consolidated Statements of Income from the acquisition date. Fill-Rite had $13.5 million in net sales and $0.2 million in operating income that was included in the Company’s consolidated financial statements for the three and six months ended June 30, 2022. Operating income included $1.4 million of inventory step up amortization and $0.2 million of acquired customer backlog amortization in addition to the $1.0 million in amortization on customer relationships and developed technology.

Under the acquisition method of accounting, the assets and liabilities have been recorded at their respective estimated fair values as of the date of completion of the acquisition and reported into the Company’s Consolidated Balance Sheets. These preliminary estimates may be revised during the measurement period as third-party valuations are finalized, additional information becomes available and as additional analyses are performed, and these differences could have a material impact on our results of operations and financial position.

The purchase price of Fill-Rite will be allocated to the acquired assets and liabilities at fair value. The following table presents the preliminary assets acquired and liabilities assumed and will be finalized pending completion of purchase accounting matters:

Accounts receivable	$21,273
Inventory	12,214
Customer backlog (amortized within 1 year)	2,600
Other current assets	914
Property, plant, and equipment	24,505
Customer relationships (amortized over 20 years)	200,900
Technology (amortized over 20 years)	39,800
Tradenames (unamortized)	10,700
Goodwill	228,725
Total assets acquired	$541,631
Current liabilities assumed	(15,330)
Allocated purchase price	$526,301

For tax purposes, the Fill-Rite acquisition was treated as an asset purchase. As such, the Company received a step-up in tax basis of the net Fill-Rite assets, equal to the purchase price.

The transaction costs related to the acquisition approximated $6.9 million for the three and six months ended June 30, 2022. These costs were expensed as incurred and recorded within selling, general, and administrative expenses.

The following is supplemental pro-forma net sales, operating income, net income, and earnings per share had the Fill-Rite Acquisition occurred as of January 1, 2021 (in millions):

	Six months ended June 30,
	2022	2021
Net sales	$286.3	$250.0
Operating income	$27.7	$24.2
Net income	$9.5	$7.0
Earnings per share	$0.36	$0.27

The supplemental pro forma information presented above is being provided for information purposes only and may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated Fill-Rite since January 1, 2021. The proforma results for the six months ended 2021 include $2.7 million in non-recurring costs related to inventory step up amortization and customer backlog amortization.

NOTE 3 – REVENUE

Disaggregation of Revenue

The following tables disaggregate total net sales by major product category and geographic location:

	Product Category
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Pumps and pump systems	$103,337	$78,935	$189,106	$154,236
Repair parts for pumps and pump systems and other	15,730	14,080	32,128	27,806
Total net sales	$119,067	$93,015	$221,234	$182,042

	Geographic Location
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	$85,375	$64,478	$157,766	$127,097
Foreign countries	33,692	28,537	63,468	54,945
Total net sales	$119,067	$93,015	$221,234	$182,042

International sales represented approximately 28% and 31% of total net sales for the second quarter of 2022 and 2021, respectively, and were made to customers in many different countries around the world.

On June 30, 2022, the Company had $264.7 million of remaining performance obligations, also referred to as backlog. The Company expects to recognize as revenue substantially all of its remaining performance obligations within one year.

The Company’s contract assets and liabilities as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022	December 31, 2021
Contract assets	$-	$-
Contract liabilities	$7,848	$9,200

Revenue recognized for the six months ended June 30, 2022 and 2021 that was included in the contract liabilities balance at the beginning of the period was $8.2 million and $4.3 million, respectively.

NOTE 4 - INVENTORIES

LIFO inventories are stated at the lower of cost or market and all other inventories are stated at the lower of cost or net realizable value. Replacement cost approximates current cost and the excess over LIFO cost is approximately $76.1 million and $70.1 million at June 30, 2022 and December 31, 2021, respectively. Allowances for excess and obsolete inventory totaled $6.1 million and $6.0 million at June 30, 2022 and December 31, 2021, respectively. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management’s estimate of expected year-end inventory levels and costs, and are subject to the final year-end LIFO inventory valuation.

Inventories are comprised of the following:

Inventories, net:	June 30, 2022	December 31, 2021
Raw materials and in-process	$35,952	$23,263
Finished parts	53,786	52,039
Finished products	11,396	10,346
Total net inventories	$101,134	$85,648

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of the following:

	June 30, 2022	December 31, 2021
Land	$6,193	$5,813
Buildings	116,882	112,760
Machinery and equipment	210,258	188,123
	333,333	306,696
Less accumulated depreciation	(203,316)	(202,403)
Property, plant and equipment, net	$130,017	$104,293

NOTE 6 - PRODUCT WARRANTIES

A liability is established for estimated future warranty and service claims based on historical claims experience and specific product failures. The Company expenses warranty costs directly to Cost of products sold. Changes in the Company’s product warranties liability are:

	June 30,
	2022	2021
Balance at beginning of year	$1,637	$1,361
Provision	593	886
Acquired	645	-
Claims	(665)	(857)
Balance at end of period	$2,210	$1,390

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

The following tables present the components of net periodic benefit costs:

	Pension Benefits		Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021
Service cost	$482	$649	$287	$365
Interest cost	711	394	190	163
Expected return on plan assets	(692)	(906)	-	-
Amortization of prior service cost		-	(283)	(282)
Recognized actuarial loss	481	544	92	145
Settlement loss	1,597	1,728		-
Net periodic benefit cost (a)	$2,579	$2,409	$286	$391

	Pension Benefits		Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Service cost	$1,146	$1,398	$573	$731
Interest cost	1,165	785	380	327
Expected return on plan assets	(1,504)	(1,800)	-	-
Amortization of prior service cost		-	(565)	(565)
Recognized actuarial loss	935	1,059	184	290
Settlement loss	1,597	1,728		-
Net periodic benefit cost (a)	$3,339	$3,170	$572	$783

(a)	The components of net periodic benefit cost other than the service cost component are included in Other income (expense), net in the Consolidated Statements of Income.

During the second quarter and six months ended June 30, 2022, the Company recorded a settlement loss relating to retirees that received lump-sum distributions from the Company’s defined benefit pension plan totaling $1.6 million. The Company recorded settlement losses of $1.7 million for the second quarter and six months ended June 30, 2021. These charges were the result of lump-sum payments to retirees exceeding the Plan’s actuarial service and interest cost thresholds.

As part of the agreement to purchase the assets of Fill-Rite, the Company is required to establish a defined benefit pension plan for certain Fill-Rite employees as of June 1, 2022. No pension or other postretirement benefit plan liabilities existing as of the acquisition date were assumed as part of the transaction. The obligation under the new plan as of June 30, 2022 is not material.

NOTE 8 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The reclassifications out of Accumulated other comprehensive income (loss) as reported in the Consolidated Statements of Income are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Pension and other postretirement benefits:
Recognized actuarial loss (a)	$573	$689	$1,119	$1,349
Settlement loss (a)	1,597	1,728	1,597	1,728
Total before income tax	$2,170	$2,417	$2,716	$3,077
Income tax	(507)	(560)	(630)	(714)
Net of income tax	$1,663	$1,857	$2,086	$2,363

(a)	The recognized actuarial loss and the settlement loss are included in Other income (expense), net in the Consolidated Statements of Income.

The components of Accumulated other comprehensive income (loss) as reported in the Consolidated Balance Sheets are:

	Currency Translation Adjustments	Pension and Other Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021	$(7,851)	$(22,479)	$(30,330)
Reclassification adjustments	-	2,716	2,716
Current period charge	(2,864)	-	(2,864)
Income tax benefit (charge)	-	(630)	(630)
Balance at June 30, 2022	$(10,715)	$(20,393)	$(31,108)

	Currency Translation Adjustments	Pension and Other Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020	$(5,044)	$(25,333)	$(30,377)
Reclassification adjustments	-	3,077	3,077
Current period charge	(422)	-	(422)
Income tax benefit (charge)	-	(714)	(714)
Balance at June 30, 2021	$(5,466)	$(22,970)	$(28,436)

NOTE 9 – COMMON SHARE REPURCHASES

The Company has a share repurchase program with the authorization to purchase up to $50.0 million of the Company’s common shares. During the six-month period ended June 30, 2022 the Company repurchased 24,546 shares for $0.9 million. No shares were repurchased during the three-month period ending June 30, 2022 nor the six-month period ended June 30, 2021. As of June 30, 2022, the Company had $48.1 million available for repurchase under the share repurchase program.

NOTE 10 – FINANCING ARRANGEMENTS

Debt consisted of:

Senior Secured Credit Agreement	June 30, 2022
Senior term loan facility	$350,000
Credit facility	5,000
Subordinated Credit Agreement
Subordinated credit facility	90,000
Total debt	445,000
Unamortized discount and debt issuance fees	(12,616)
Total debt, net	432,384
Less: current portion of long-term debt	17,500
Total long-term debt, net	$414,884

Maturities of long-term debt in the next five fiscal years, and the remaining years thereafter, are as follows:

2022 (six months)	2023	2024	2025	2026	2027	Total
$8,750	$17,500	$21,875	$30,625	$35,000	$331,250	$445,000

Senior Secured Credit Agreement

On May 31, 2022, the Company entered into a Senior Secured Credit Agreement with several lenders, which provides a term loan of $350.0 million (“Senior Term Loan Facility”) and a revolving credit facility up to $100.0 million (“Credit Facility”). The Credit Facility has a letter of credit sublimit of up to $15 million, as a sublimit of the Credit Facility, and a swing line subfacility of up to $20 million, as a sublimit of the Credit Facility. The Company borrowed $5 million under the Credit Facility, which, along with the Senior Term Loan Facility, and cash-on-hand and the proceeds of the Subordinated Credit Facility described below, was used to purchase the assets of Fill-Rite as described in “Note 2 – Acquisitions”. The Company has agreed to secure all of its obligations under the Senior Secured Credit Agreement by granting a first priority lien on substantially all of its personal property, and each of Patterson Pump Company, AMT Pump Company, National Pump Company and Fill-Rite Company (collectively, the “Guarantors”) has agreed to guarantee the obligations of the Company under the Senior Secured Credit Agreement and to secure the obligations thereunder by granting a first priority lien in substantially all of such Guarantor’s personal property.

The Senior Secured Credit Agreement has a maturity date of May 31, 2027, with the Senior Term Loan Facility requiring quarterly installment payments commencing on September 30, 2022 and continuing on the last day of each consecutive December, March, June and September thereafter.

At the option of the Company, borrowings under the Senior Term Loan Facility and under the Credit Facility bear interest at either a base rate or at an Adjusted Term SOFR Rate, plus the applicable margin, which ranges from 0.75% to 1.75% for base rate loans and 1.75% to 2.75% for Adjusted Term SOFR Rate loans. The applicable margin is based on the Company’s senior leverage ratio. As of June 30, 2022, the applicable interest rate under the Senior Secured Credit Agreement was Adjusted Term SOFR plus 2.75%.

The Senior Secured Credit Agreement requires the Company to maintain a consolidated senior secured net leverage ratio not to exceed 4.50 to 1.00 for each of the four consecutive fiscal quarter periods ending June 30, 2022, September 30, 2022, December 31, 2022 and March 31, 2023, decreasing to 4.00 to 1.00 for each of the four consecutive fiscal quarter periods ending June 30, 2023 and September 30, 2023, and decreasing to 3.50 to 1.00 for the four consecutive fiscal quarter period ending December 31, 2023 and each of the four consecutive fiscal quarter periods ending thereafter.

The Senior secured Credit Agreement requires the Company to maintain a consolidated total net leverage ratio not to exceed 5.75 to 1.00 for each of the four consecutive fiscal quarter periods ending June 30, 2022, September 30, 2022, December 31, 2022 and March 31, 2023, decreasing to 5.25 to 1.00 for each of the four consecutive fiscal quarter periods ending June 30, 2023 and September 30, 2023, and decreasing to 4.75 to 1.00 for the four consecutive fiscal quarter period ending December 31, 2023 and each of the four consecutive fiscal quarter periods ending thereafter.

The Senior Secured Credit Agreement requires the Company to maintain a fixed charge coverage ratio (commencing with the fiscal quarter ending June 30, 2022) of not less than 1.20 to 1.00 for any four consecutive fiscal quarter period.

The Senior Secured Credit Agreement contains customary affirmative and negative covenants, including among others, limitations on the Company and its subsidiaries with respect to incurrence of liens and indebtedness, disposition of assets, mergers, transactions with affiliates, and the ability to make or pay dividends in excess of certain thresholds.

The Senior Credit Agreement also contains customary provisions requiring mandatory prepayments, including among others, annual prepayments (beginning with the fiscal year ending December 31, 2023) of a percentage of excess cash flow, prepayments of the net cash proceeds from any non-ordinary course sale of assets, and net cash proceeds of any non-permitted indebtedness.

Subordinated Credit Agreement

On May 31, 2022, the Company entered into an unsecured subordinated credit agreement (“Subordinated Credit Agreement”) with one lender, which provides for a term loan of $90.0 million (the “Subordinated Credit Facility”). Each of the Guarantors has agreed to guarantee the obligations of the Company under the Subordinated Credit Agreement. The proceeds from the Subordinated Credit Facility, along with cash-on-hand and the proceeds of the Senior Term Loan Facility described above, were used to purchase the assets of Fill-Rite as described in “Note 2 – Acquisitions”.

The Subordinated Credit Agreement has a maturity date of December 1, 2027. If the Subordinated Credit Facility is prepaid prior to the second anniversary, such prepayment must be accompanied by a make-whole premium. If the Subordinated Credit Facility is prepaid after the second anniversary but prior to the third anniversary, such prepayment requires a prepayment fee of 2%, and if the Subordinated Credit Facility is prepaid after the third anniversary but prior to the fourth anniversary, such prepayment requires a prepayment fee of 1%.

At the option of the Company, borrowings under the Subordinated Credit Facility bear interest at either a base rate plus 8.0%, or at an Adjusted Term SOFR Rate plus 9.0% As of June 30, 2022 borrowings under the Subordinated Credit Facility bear interest at an Adjusted Term SOFR Rate plus 9.0%.

The Subordinated Credit Agreement requires the Company to maintain a consolidated senior secured net leverage ratio not to exceed 5.40 to 1.00 for each of the four consecutive fiscal quarter periods ending June 30, 2022, September 30, 2022, December 31, 2022 and March 31, 2023, decreasing to 4.80 to 1.00 for each of the four consecutive fiscal quarter periods ending June 30, 2023 and September 30, 2023, and decreasing to 4.20 to 1.00 for the four consecutive fiscal quarter period ending December 31, 2023 and each of the four consecutive fiscal quarter periods ending thereafter.

The Subordinated Credit Agreement requires the Company to maintain a consolidated total net leverage ratio not to exceed 6.90 to 1.00 for each of the four consecutive fiscal quarter periods ending June 30, 2022, September 30, 2022, December 31, 2022 and March 31, 2023, decreasing to 6.30 to 1.00 for each of the four consecutive fiscal quarter periods ending June 30, 2023 and September 30, 2023, and decreasing to 5.70 to 1.00 for the four consecutive fiscal quarter period ending December 31, 2023 and each of the four consecutive fiscal quarter periods ending thereafter.

The Subordinated Credit Agreement contains customary affirmative and negative covenants, including among others, limitations on the Company and its subsidiaries with respect to incurrence of liens and indebtedness, disposition of assets, mergers, transactions with affiliates, and the ability to make or pay dividends in excess of certain thresholds.

The Subordindated Credit Agreement also contains customary provisions requiring mandatory prepayments, including among others, annual prepayments (beginning with the fiscal year ending December 31, 2023) of a percentage of excess cash flow, prepayments of the net cash proceeds from any non-ordinary course sale of assets, and net cash proceeds of any non-permitted indebtedness.

Credit Facilities

With the opening of the Senior Term Loan Facility, which included the revolving Credit Facility, the Company terminated its previously existing $20.0 million line of credit maturing in February 2024, $6.5 million unsecured bank line of credit maturing in May 2024, and $3.0 million bank guarantee dated June 2016.

The Company incurred total issuance costs of approximately $15.2 million related to the Senior Secured Credit Agreement and Subordinated Credit Agreement. Of this amount, the Company determined that $12.8 million related to the Senior Term Loan facility and the Subordinated Credit Facility and $2.4 million related to the Credit Facility. The portion of the issuance costs related to the Credit Facility is included in Other assets in the Consolidated Balance Sheet. These costs are being amortized to interest expense over the respective terms.

The Company was in compliance with all debt covenants and the carrying value of the Company’s debt approximates fair value as of June 30, 2022.

NOTE 11 – GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying value of goodwill and other intangible asset during the six months ended June 30, 2022:

Historical Cost of Intangible Assets	December 31, 2021	Acquisitions	Foreign Currency	June 30, 2022
Customer relationships	$7,769	$200,900	$(71)	$208,598
Technology and drawings	6,750	39,800	(10)	46,540
Other intangibles	1,997	-	-	1,997
Total finite-lived intangible assets	16,516	240,700	(81)	257,135
Trade names	2,528	10,700	(1)	13,227
Goodwill	27,243	228,725	(216)	255,752
Total	$46,287	$480,125	$(298)	$526,114

The major components of Goodwill and other intangible assets are:

	June 30, 2022		December 31, 2021
	Historical Cost	Accumulated Amortization	Historical Cost	Accumulated Amortization
Finite-lived intangible assets:
Customer relationships	$208,598	$8,209	$7,769	$7,255
Technology and drawings	46,540	4,612	6,750	4,305
Other intangibles	1,997	1,756	1,997	1,641
Total finite-lived intangible assets	257,135	14,577	16,516	13,201
Trade names and trademarks	13,227	-	2,528	-
Goodwill	255,752	-	27,243	-
Total	$526,114	$14,577	$46,287	$13,201

Amortization expense was $1.2 million and $0.2 million for the second quarter of 2022 and 2021, respectively. Amortization expense was $1.4 million and $0.4 million for the six months ended 2022 and 2021, respectively. The following table summarizes the future estimated amortization expense relating to our intangible assets as of June 30, 2022 (in thousands):

2022 (six months)	2023	2024	2025	2026	2027	Thereafter	Total
$6,538	$12,525	$12,400	$12,366	$12,318	$12,281	$174,130	$242,558

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except for per share amounts)

The following discussion and analysis of the Company’s financial condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements, and notes thereto, and the other financial data included elsewhere in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with the Company’s audited Consolidated Financial Statements and accompanying notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its Annual Report on Form 10-K for the year ended December 31, 2021. The coronavirus (COVID-19) pandemic had an adverse effect on the Company’s reported results in 2021 and while our supply chains continue to face challenges, our reported results have continued to improve. The extent to which the Company’s operations will continue to be impacted by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the pandemic and actions by government authorities to contain the pandemic or treat its impact, among other things.

Executive Overview

On May 31, 2022, the Company completed its acquisition of Fill-Rite and Sotera (“Fill-Rite”), a division of Tuthill Corporation, for $526.3 million. When adjusted for approximately $80.0 million in expected tax benefits, the net transaction value is approximately $446.3 million. The Company funded the transaction with cash on-hand and new debt. The Company incurred $6.9 million of one-time acquisition costs during the six months ended June 30, 2022 and does not expect to incur material acquisition costs in connection with the transaction going forward. The results of operations for Fill-Rite from the acquisition date are included in the Company’s Consolidated Statements of Income for the three and six months ended June 30, 2022.

The following discussion of Results of Operations includes certain non-GAAP financial data and measures such as adjusted earnings per share and adjusted earnings before interest, taxes, depreciation and amortization. Adjusted earnings per share is earnings per share excluding non-cash pension settlement charges per share, one-time acquisition costs per share, amortization of step up in value of acquired inventories per share, and amortization of customer backlog per share and adjusted earnings before interest, taxes, depreciation and amortization is net income (loss) excluding interest, taxes, depreciation and amortization, adjusted to exclude non-cash pension settlement charges, one-time acquisition costs, amortization of step up in value of acquired inventories, and amortization of customer backlog. Management utilizes these adjusted financial data and measures to assess comparative operations against those of prior periods without the distortion of non-comparable factors. The inclusion of these adjusted measures should not be construed as an indication that the Company’s future results will be unaffected by unusual or infrequent items or that the items for which the Company has made adjustments are unusual or infrequent or will not recur. The Gorman-Rupp Company believes that these non-GAAP financial data and measures also will be useful to investors in assessing the strength of the Company’s underlying operations from period to period. These non-GAAP financial measures are not intended to replace GAAP financial measures, and they are not necessarily standardized or comparable to similarly titled measures used by other companies. Provided below is a reconciliation of adjusted earnings per share and adjusted earnings before interest, taxes, depreciation and amortization.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Adjusted earnings per share:
Reported earnings (loss) per share – GAAP basis	$(0.04)	$0.27	$0.25	$0.56
Plus pension settlement charge	0.05	0.05	0.05	0.05
Plus one-time acquisition costs	0.21	-	0.21	-
Plus amortization of step up in value of acquired inventories	0.04	-	0.04	-
Plus amortization of acquired customer backlog	0.01	-	0.01	-
Non-GAAP adjusted earnings per share	$0.27	$0.32	$0.56	$0.61

Adjusted earnings (loss) before interest, taxes, depreciation and amortization:
Reported net income (loss) –GAAP basis	$(996)	$7,097	$6,547	$14,526
Plus interest expense	2,322	-	2,322	-
Plus provision (benefit) for income taxes	(265)	1,812	1,740	3,701
Plus depreciation and amortization expense	4,268	2,969	7,201	5,951
Non-GAAP earnings before interest, taxes, depreciation and amortization	5,329	11,878	17,810	24,178
Plus pension settlement charge	1,597	1,728	1,597	1,728
Plus one-time acquisition costs	6,894	-	6,894	-
Plus amortization of step up in value of acquired inventories	1,406	-	1,406	-
Plus amortization of acquired customer backlog	217	-	217	-
Non-GAAP adjusted earnings before interest, taxes, depreciation and amortization	$15,443	$13,606	$27,924	$25,906

The Gorman-Rupp Company (“we”, “our”, “Gorman-Rupp” or the “Company”) is a leading designer, manufacturer and international marketer of pumps and pump systems for use in diverse water, wastewater, construction, dewatering, industrial, petroleum, original equipment, agriculture, fire suppression, heating, ventilating and air conditioning (HVAC), military and other liquid-handling applications. The Company attributes its success to long-term product quality, applications and performance combined with timely delivery and service, and continually seeks to develop initiatives to improve performance in these key areas.

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

As a result of the Fill-Rite acquisition, the Company’s cash position decreased $108.4 million during the first six months of 2022 to $16.8 million. The Company generated $27.9 million in adjusted earnings before interest, taxes, depreciation and amortization during the same period.

Capital expenditures for the first six months of 2022 were $8.4 million and consisted primarily of machinery and equipment. Capital expenditures for the full-year 2022 are presently planned to be in the range of $15-$20 million primarily for machinery and equipment purchases, and are expected to be financed through internally-generated funds.

The Company’s backlog of orders was $264.7 million at June 30, 2022 compared to $153.0 million at June 30, 2021 and $186.0 million at December 31, 2021. Fill-Rite added $14.7 million to the backlog at June 30, 2022. Incoming orders increased 28.5% for the first six months of 2022 compared to the same period in 2021, and 22.7% excluding Fill-Rite. Incoming orders during the second quarter of 2022 increased 44.5% when compared to the same period last year, and 33.7% excluding Fill-Rite. The increase in backlog for the first six months of 2022 was primarily driven by strong incoming orders during the second quarter, large municipal orders which are longer term in nature, and the acquisition of Fill-Rite. The backlog aging has remained consistent with historical levels.

On July 28, 2022, the Board of Directors authorized the payment of a quarterly dividend of $0.17 per share on the common stock of the Company, payable September 9, 2022, to shareholders of record as of August 15, 2022. This will mark the 290th consecutive quarterly dividend paid by The Gorman-Rupp Company.

The Company currently expects to continue its exceptional history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.

Outlook

We are extremely pleased to have completed the acquisition of Fill-Rite. We are also pleased to report year-over-year double digit organic revenue and adjusted EBIDTA growth during the second quarter of 2022. Global supply chain challenges are likely to persist in the near-term, we expect to continue to navigate these challenges well. We remain optimistic about our outlook due to strong incoming levels across all markets, high quality backlog, and continued pricing action to mitigate inflationary pressures. We will continue to focus on the integration and growth of the Fill-Rite business, as well as executing our strategic initiatives to drive long-term profitable growth.

Three Months Ended June 30, 2022 vs. Three Months Ended June 30, 2021

Net Sales

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Net Sales	$119,067	$93,015	$26,052	28.0%

Net sales for the second quarter of 2022 were $119.1 million compared to net sales of $93.0 million for the second quarter of 2021, an increase of 28.0% or $26.1 million. Domestic sales increased 32.4% or $20.9 million and international sales increased 18.1% or $5.2 million compared to the same period in 2021. Fill-Rite sales, which are primarily domestic, were $13.6 million from the acquisition date of May 31, 2022 to June 30, 2022.

Excluding Fill-Rite, sales in our water markets increased 16.7% or $10.7 million in the second quarter of 2022 compared to the second quarter of 2021. Sales increased $5.2 million in the municipal market, $2.8 million in the fire protection market, $1.8 million in the construction market, and $1.4 million in the repair market. Partially offsetting these increases was a sales decrease of $0.5 million in the agriculture market.

Excluding Fill-Rite, sales in our non-water markets increased 6.2% or $1.8 million in the second quarter of 2022 compared to the second quarter of 2021. Sales increased $2.8 million in the industrial market and $1.3 million in the OEM market. Partially offsetting these increases was a sales decrease of $2.3 million in the petroleum market primarily due to timing.

Cost of Products Sold and Gross Profit

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Cost of products sold	$90,828	$68,342	$22,486	32.9%
% of Net sales	76.3%	73.5%
Gross Margin	23.7%	26.5%

Gross profit was $28.2 million for the second quarter of 2022, resulting in gross margin of 23.7%, compared to gross profit of $24.7 million and gross margin of 26.5% for the same period in 2021. The 280 basis point decrease in gross margin was driven by a 500 basis point increase in cost of material, which included an unfavorable LIFO impact of 290 basis points, an unfavorable impact of 120 basis points related to Fill-Rite inventory recorded at fair value and recognized during the period, and an unfavorable impact of 20 basis points related to the amortization of acquired Fill-Rite customer backlog. The full amount of the step-up to record Fill-Rite inventory at fair value was recognized during the period and will not recur, while the Fill-Rite customer backlog will be amortized within the next year. The decrease in gross margin was partially offset by a 220 basis point improvement from labor and overhead leverage due to increased sales volume.

Selling, General and Administrative (SG&A) Expenses

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Selling, general and administrative expenses	$24,114	$13,884	$10,230	73.7%
% of Net sales	20.3%	14.9%

Selling, general and administrative (“SG&A”) expenses were $24.1 million for the second quarter of 2022, which included $6.9 million of one-time acquisition costs. Excluding acquisition costs, SG&A expenses were $17.2 million and 14.5% of net sales for the second quarter of 2022 compared to $13.9 million and 14.9% of net sales for the same period in 2021. The decrease in SG&A expenses as a percentage of sales, excluding acquisition costs, was due to increased sales volume.

Amortization expense

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Amortization expense	$1,218	$175	$1,043	596.0%
% of Net sales	1.0%	0.2%

Amortization expense was $1.2 million for the second quarter of 2022 compared to $0.2 million for the same period in 2021. The increase in amortization expense was due to $1.0 million in amortization from the acquisition date of May 31, 2022 to June 30, 2022 related to the Fill-Rite acquisition.

Operating Income

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Operating income	$2,907	$10,614	$(7,707)	(72.6)%
% of Net sales	2.4%	11.4%

Operating income was $2.9 million for the second quarter of 2022, which included $6.9 million in one-time acquisition costs, $1.4 million of inventory step up amortization, and $0.2 million of acquired customer backlog amortization. Excluding acquisition costs, inventory step up and backlog amortization, operating income was $11.4 million for the second quarter of 2022, resulting in an operating margin of 9.6%, compared to operating income of $10.6 million and operating margin of 11.4% for the same period in 2021. Excluding acquisition costs, inventory step up and backlog amortization, operating margin decreased 180 basis points primarily as a result of an unfavorable LIFO impact.

Net Income (loss)

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Income (loss) before income taxes	$(1,261)	$8,909	$(10,170)	(114.2)%
% of Net sales	(1.1)%	9.6%
Income taxes	$(265)	$1,812	$(2,077)	(114.6)%
Effective tax rate	(0.2)%	20.3%
Net income (loss)	$(996)	$7,097	$(8,093)	(114.0)%
% of Net sales	(0.8)%	7.6%
Earnings per share	$(0.04)	$0.27	$(0.31)	(114.8)%

The Company’s effective tax rate was 21.0% for the second quarter of 2022 compared to 20.3% for the second quarter of 2021.

Net loss was ($1.0) million, or ($0.04) per share, for the second quarter of 2022 compared to net income of $7.1 million in the second quarter of 2021, or $0.27 per share. Adjusted earnings per share for the second quarter of 2022 were $0.27 per share compared to $0.32 per share for the second quarter of 2021. Earnings per share for the second quarter of 2022 included an unfavorable LIFO impact of $0.13 per share compared to an unfavorable LIFO impact of $0.02 per share in the second quarter of 2021.

Six Months Ended June 30, 2022 vs. Six Months Ended June 30, 2021

Net Sales

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Net Sales	$221,234	$182,042	$39,192	21.5%

Net sales for the first six months of 2022 were $221.2 million compared to net sales of $182.0 million for the first six months of 2021, an increase of 21.5% or $39.2 million. Domestic sales increased 24.1% or $30.7 million and international sales increased 15.5% or $8.5 million compared to the same period in 2021. Fill-Rite sales, which are primarily domestic, were $13.6 million from the acquisition date of May 31, 2022 to June 30, 2022.

Excluding Fill-Rite, sales in our water markets increased 14.1% or $18.1 million in the first six months of 2022 compared to the first six months of 2021. Sales increased $8.6 million in the fire market, $4.1 million in the construction market, and $3.0 million in each of the municipal and repair markets. Partially offsetting these increases was a decrease of $0.6 million in the agriculture market.

Excluding Fill-Rite, sales in our non-water markets increased 14.1% or $7.5 million in the first six months of 2022 compared to the first six months of 2021. Sales increased $6.4 million in the industrial market and $3.1 million in the OEM market. Partially offsetting these increases was a decrease of $2.0 million in the petroleum market.

Cost of Products Sold and Gross Profit

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Cost of products sold	$167,498	$134,326	$33,172	24.7%
% of Net sales	75.7%	73.8%
Gross Margin	24.3%	26.2%

Gross profit was $53.7 million for the first six months of 2022, resulting in gross margin of 24.3%, compared to gross profit of $47.7 million and gross margin of 26.2% for the same period in 2021. The 190 basis point decrease in gross margin was driven by a 360 basis point increase in cost of material, which included an unfavorable LIFO impact of 200 basis points, an unfavorable impact of 60 basis points related to Fill-Rite inventory recorded at fair value and recognized during the period, and an unfavorable impact of 10 basis points related to the amortization of acquired Fill-Rite customer backlog. The full amount of the step-up to record Fill-Rite inventory at fair value was recognized during the period and will not recur, while the Fill-Rite customer backlog will be amortized within the next year. The decrease in gross margin was partially offset by a 170 basis point improvement from labor and overhead leverage due to increased sales volume.

Selling, General and Administrative (SG&A) Expenses

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Selling, general and administrative expenses	$39,936	$27,779	$12,157	43.8%
% of Net sales	18.1%	15.3%

Selling, general and administrative (“SG&A”) expenses were $39.9 million for the first six months of 2022, which included $6.9 million of one-time acquisition costs. Excluding acquisition costs, SG&A expenses were $33.0 million and 14.9% of net sales for the second quarter of 2022 compared to $27.8 million and 15.3% of net sales for the same period in 2021. The decrease in SG&A expenses as a percentage of sales, excluding acquisition costs, is due to increased sales volume.

Amortization expense

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Amortization expense	$1,435	$350	$1,085	310.0%
% of Net sales	0.6%	0.2%

Amortization expense was $1.4 million for the first six months of 2022 compared to $0.4 million for the same period in 2021. The increase in amortization expense was due to $1.0 million in amortization attributable to the Fill-Rite acquisition.

Operating Income

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Operating income	$12,365	$19,587	$(7,222)	(36.9)%
% of Net sales	5.6%	10.8%

Operating income was $12.4 million for the first six months of 2022, which included $6.9 million in one-time acquisition costs, $1.4 million of inventory step up amortization, and $0.2 million of acquired customer backlog amortization. Excluding acquisition costs, inventory step up and backlog amortization, operating income was $20.9 million for the second quarter of 2022, resulting in an operating margin of 9.4%, compared to operating income of $19.6 million and operating margin of 10.8% for the same period in 2021. Excluding acquisition costs, inventory step up and backlog amortization, operating margin decreased 140 basis points primarily as a result of an unfavorable LIFO impact.

Net Income

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Income before income taxes	$8,287	$18,227	$(9,940)	(54.5)%
% of Net sales	3.7%	10.0%
Income taxes	$1,740	$3,701	$(1,961)	(53.0)%
Effective tax rate	0.8%	20.3%
Net income	$6,547	$14,526	$(7,979)	(54.9)%
% of Net sales	3.0%	8.0%
Earnings per share	$0.25	$0.56	$(0.31)	(55.4)%

The Company’s effective tax rate was 21.0% for the first six months of 2022 compared to 20.3% for the first six months of 2021.

Net income was $6.5 million, or $0.25 per share, for the first six months of 2022 compared to $14.5 million for the first six months of 2021, or $0.56 per share. Adjusted earnings per share for the first six months of 2022 were $0.56 per share compared to $0.61 per share for the first six months of 2021. Earnings per share for the first six months of 2022 included an unfavorable LIFO impact of $0.18 per share compared to an unfavorable LIFO impact of $0.04 per share for the first six months of 2021.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and borrowings under our Credit Facility. Cash and cash equivalents totaled $16.8 million at June 30, 2022. The Company had an additional $92.4 million available under the revolving credit facility after deducting $5.0 million drawn and $2.6 million in outstanding letters of credit primarily related to customer orders. During the second quarter of 2022, our debt obligations increased by $445.0 million as a result of the Senior Term Loan Facility, revolving Credit Facility and Subordinated Credit Facility entered into in connection with the Fill-Rite transaction. See Note 10 “Financing Arrangements” in the Notes to our Consolidated Financial Statements.

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

The following table reconciles adjusted earnings before interest, income taxes and depreciation and amortization as reconciled above to free cash flow:

	Six Months Ended June 30,
	2022	2021
Non-GAAP adjusted earnings before interest, taxes, depreciation and amortization	$27,924	$25,906
Less capital expenditures	(8,445)	(3,548)
Less cash dividends	(8,869)	(8,095)
Non-GAAP free cash flow	$10,610	$14,263

Financial Cash Flow

	Six Months Ended June 30,
	2022	2021
Beginning of period cash and cash equivalents	$125,194	$108,203
Net cash provided by operating activities	6,692	28,111
Net cash used for investing activities	(534,538)	(2,971)
Net cash provided by financing activities	419,983	(8,984)
Effect of exchange rate changes on cash	(503)	(65)
Net increase in cash and cash equivalents	(108,366)	16,901
End of period cash and cash equivalents	$16,828	$124,294

The decrease in cash provided by operating activities in the first six months of 2022 compared to the same period last year was primarily due to acquisition costs of $6.9 million as well as increases for the six month period in accounts receivable and inventory as the result of increased sales and backlog. In addition, account payable has remained flat for the first six months of 2022, after excluding Fill-Rite, compared to an increase of $7.1 million in the same prior period of the prior year and deferred revenue and customer deposits have decreased in the first six months of the current year compared to an increase in the same period of the prior year.

During the first six months of 2022, investing activities of $534.5 million consisted of $526.3 million for the acquisition of Fill-Rite and $8.4 million for capital expenditures primarily for machinery and equipment. During the first six months of 2021, investing activities of $3.0 million consisted of capital expenditures primarily for machinery and equipment of $3.5 million.

Net cash received for financing activities for the first six months of 2022 consisted of proceeds from the new Senior Secured loan of $350.0 million, $90.0 million in unsecured subordinated debt, and $5.0 million from the new revolving credit facility. Partially offsetting these proceeds were debt issuance fees paid of $15.2 million, dividend payments of $8.9 million and share repurchases of $0.9 million during the first six months of 2022. Net cash used from financing activities in 2021 primarily consisted of dividend payments of $8.1 million. There were no share repurchases for the first six months of 2021.

Maturities of long-term debt in the next five fiscal years, and the remaining years thereafter, are as follows:

2022 (six months)	2023	2024	2025	2026	2027	Total
$8,750	$17,500	$21,875	$30,625	$35,000	$331,250	$445,000

The Company was in compliance with its debt covenants, including limits on additional borrowings and maintenance of certain operating and financial ratios, at June 30, 2022 and December 31, 2021. We believe we have adequate liquidity from funds on hand and borrowing capacity to execute our financial and operating strategy, as well as comply with debt obligation and financial covenants for the next 12 months.

The Company currently expects to continue its exceptional history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.

The Board of Directors has authorized a share repurchase program of up to $50.0 million of the Company’s common shares. The actual number of shares repurchased will depend on prevailing market conditions, alternative uses of capital and other factors, and will be determined at management’s discretion. The Company is not obligated to make any purchases under the program, and the program may be suspended or discontinued at any time. As of June 30, 2022, the Company had $48.1 million available for repurchase under the share repurchase program.

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

Such uncertainties include, but are not limited to, our estimates of future earnings and cash flows, general economic conditions and supply chain conditions and any related impact on costs and availability of materials, integration of the Fill-Rite business in a timely and cost effective manner, retention of supplier and customer relationships and key employees, the ability to achieve synergies and cost savings in the amounts and within the time frames currently anticipated and the ability to service and repay indebtedness incurred in connection with the transaction. Other factors include, but are not limited to: company specific risk factors including (1) loss of key personnel; (2) intellectual property security; (3) acquisition performance and integration; (4) impairment in the value of intangible assets, including goodwill; (5) defined benefit pension plan settlement expense; and (6) family ownership of common equity; and general risk factors including (7) continuation of the current and projected future business environment, including the duration and scope of the COVID-19 pandemic, the impact of the pandemic and actions taken in response to the pandemic; (8) highly competitive markets; (9) availability and costs of raw materials and labor; (10) cyber security threats; (11) compliance with, and costs related to, a variety of import and export laws and regulations; (12) environmental compliance costs and liabilities; (13) exposure to fluctuations in foreign currency exchange rates; (14) conditions in foreign countries in which The Gorman-Rupp Company conducts business; (15) changes in our tax rates and exposure to additional income tax liabilities; and (16) risks described from time to time in our reports filed with the Securities and Exchange Commission. Except to the extent required by law, we do not undertake and specifically decline any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk associated principally with fluctuations in foreign currency exchange rates. The Company’s foreign currency exchange rate risk is limited primarily to the Euro, Canadian Dollar, South African Rand and British Pound. The Company manages its foreign exchange risk principally through invoicing customers in the same currency as is used in the market of the source of products. The foreign currency transaction gains (losses) for the periods ending June 30, 2022 and 2021 were $0.1 million and $0.2 million, respectively, and are reported within Other (expense) income, net on the Consolidated Statements of Income.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control Over Financial Reporting

As of June 30, 2022, we are in the process of integrating the internal controls of the acquired Fill-Rite business into Gorman-Rupp’s existing operations as part of planned integration activities. In addition, we have implemented new processes and internal controls to assist us in the preparation and disclosure of financial information. There were no other changes in Gorman-Rupp’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Gorman-Rupp’s internal control over financial reporting during the quarter ended June 30, 2022.

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

The Company incurred substantial indebtedness, which may impact the Company’s financial condition and the way it operates its business.

In connection with the Company’s acquisition of the assets of Fill-Rite, the Company incurred substantial indebtedness. Such indebtedness includes senior secured first lien credit facilities comprised of a $350 million term loan facility and a $100 million revolving credit facility, and an unsecured senior subordinated term loan facility in an aggregate principal amount of $90 million. The indebtedness could have important negative consequences, including:

●	higher borrowing costs resulting from fluctuations in our variable benchmark borrowing rates that could adversely affect our interest rates;

●	reduced availability of cash for the Company’s operations and other business activities after satisfying interest payments and other requirements under the terms of its debt instruments;

●	less flexibility to plan for or react to competitive challenges, and a competitive disadvantage relative to competitors that do not have as much indebtedness;

●	difficulty in obtaining additional financing in the future;

●	inability to comply with covenants in, and potential for default under, the Company’s debt instruments;

●	inability to operate our business or to take advantage of business opportunities due to restrictions created from the debt covenants; and

●	challenges to repaying or refinancing any of the Company’s debt.

The Company’s ability to satisfy its debt and other obligations will depend principally upon its future operating performance. As a result, prevailing economic conditions and financial, business, legal and regulatory and other factors, many of which are beyond the Company’s control, may affect its ability to make payments on its debt and other obligations.

The Company’s operations are subject to the general risks associated with acquisitions.

The Company has historically made strategic acquisitions of businesses, such as Fill-Rite, and may do so in the future in support of its strategy. The success of past and future acquisitions is dependent on the Company’s ability to successfully integrate acquired and existing operations. If the Company is unable to integrate acquisitions successfully, its financial results could suffer. Additional potential risks associated with acquisitions are the diversion of management’s attention from other business concerns, additional debt leverage, the loss of key employees and customers of the acquired business, the assumption of unknown liabilities, disputes with sellers, and the inherent risk associated with the Company entering new lines of business.

The anticipated benefits from the Fill-Rite transaction may not be realized.

The Company may not realize the full benefits of the increased sales volume and other benefits that are currently expected to result from the Fill-Rite transaction, or realize these benefits within the time frame that is currently expected. In addition, the benefits of the Fill-Rite transaction may be offset by operating losses relating to changes in material or energy prices, inflationary economic conditions, increased competition, or by other risks and uncertainties. If the Company fails to realize the benefits it anticipates from the Fill-Rite transaction, the Company’s results of operations may be adversely affected.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer purchases of its common shares during the second quarter of 2022 were:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
April 1 to April 30, 2022	-	-	-	$48,067
May 1 to May 31, 2022	-	-	-	48,067
June 1 to June 30, 2022	-	-	-	48,067
Total	-	-	-	$48,067

ITEM 6.	EXHIBITS

Exhibit 2.1

Asset Purchase Agreement, dated as of April 26, 2022, by and between The Gorman-Rupp Company and Tuthill Corporation (incorporated herein by referent to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 27, 2022).*

Exhibit 10.1	Senior Secured Credit Agreement, dated as of May 31, 2022 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 1, 2022).
Exhibit 10.2	Subordinated Credit Agreement, dated as of May 31, 2022 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 1, 2022).
Exhibit 10.3	Pledge and Security Agreement, dated as of May 31, 2022 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 1, 2022).
Exhibit 31.1	Certification of Scott A. King, President and Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of James C. Kerr, Executive Vice President and Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Certification pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
Exhibit 101

Financial statements from the Quarterly Report on Form 10-Q of The Gorman-Rupp Company for the quarter ended June 30, 2022, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity, and (vi) the Notes to Consolidated Financial Statements.

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
Date: August 4, 2022
	By:	/s/James C. Kerr
James C. Kerr
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)