Form 10-Q
period 2022-09-30
GORMAN RUPP CO
filed 2022-10-31
CIK 42682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

On October 31, 2022 there were 26,094,865 common shares, without par value, of The Gorman-Rupp Company outstanding.

The Gorman-Rupp Company

Three and Nine Months Ended September 30, 2022 and 2021

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Consolidated Statements of Income - Three months ended September 30, 2022 and 2021 - Nine months ended September 30, 2022 and 2021	3
	Consolidated Statements of Comprehensive Income - Three months ended September 30, 2022 and 2021 - Nine months ended September 30, 2022 and 2021	3
	Consolidated Balance Sheets - September 30, 2022 and December 31, 2021	4
	Consolidated Statements of Cash Flows - Nine months ended September 30, 2022 and 2021	5
	Consolidated Statements of Equity - Nine months ended September 30, 2022 and 2021	6

	Notes to Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22
Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 6.	Exhibits	25
EX-31.1	Section 302 Principal Executive Officer (PEO) Certification
EX-31.2	Section 302 Principal Financial Officer (PFO) Certification
EX-32	Section 1350 Certifications

PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September
(Dollars in thousands, except per share amounts)	2022	2021	2022	2021
Net sales	$153,792	$102,110	$375,026	$284,152
Cost of products sold	113,229	76,277	280,727	210,604
Gross profit	40,563	25,833	94,299	73,548
Selling, general and administrative expenses	22,076	14,173	62,125	42,064
Amortization expense	3,176	118	4,498	356
Operating income	15,311	11,542	27,676	31,128
Interest expense	(7,556)	-	(9,878)	-
Other income (expense), net	(5,323)	(486)	(7,079)	(1,846)
Income before income taxes	2,432	11,056	10,719	29,282
Provision from income taxes	211	2,274	1,951	5,974
Net income	$2,221	$8,782	$8,768	$23,308
Earnings per share	$0.09	$0.34	$0.34	$0.89
Cash dividends per share	$0.170	$0.155	$0.510	$0.465
Average number of shares outstanding	26,094,865	26,126,640	26,088,329	26,117,262

See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2022	2021	2022	2021
Net income	$2,221	$8,782	$8,768	$23,308
Other comprehensive (loss) income, net of tax:
Cumulative translation adjustments	(2,855)	(1,427)	(5,719)	(1,849
Pension and postretirement medical liability adjustments	3,981	726	6,067	3,089
Other comprehensive (loss) income	1,126	(701)	348	1,240
Comprehensive income	$3,347	$8,081	$9,116	$24,548

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED BALANCE SHEETS

	(unaudited)
(Dollars in thousands)	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$10,288	$125,194
Accounts receivable, net	91,314	58,545
Inventories, net	105,850	85,648
Prepaid and other	18,123	7,795
Total current assets	225,575	277,182
Property, plant and equipment, net	127,798	104,293
Other assets	9,398	6,193
Goodwill and other intangible assets, net	508,053	33,086
Total assets	$870,824	$420,754
Liabilities and equity
Current liabilities:
Accounts payable	$29,364	$17,633
Payroll and employee related liabilities	21,508	11,754
Commissions payable	7,945	8,164
Deferred revenue and customer deposits	6,504	9,200
Current portion of long-term debt	17,500	-
Accrued expenses	12,075	5,689
Total current liabilities	94,896	52,440
Pension benefits	8,636	9,342
Postretirement benefits	26,897	27,359
Long-term debt, net of current portion	411,080	-
Other long-term liabilities	2,339	1,637
Total liabilities	543,848	90,778
Equity:
Common shares, without par value:
Authorized – 35,000,000 shares;
Outstanding – 26,094,865 shares at September 30, 2022 and 26,103,661 shares at December 31, 2021 (after deducting treasury shares of 953,931 and 945,135, respectively), at stated capital amounts	5,097	5,099
Additional paid-in capital	3,062	1,838
Retained earnings	348,799	353,369
Accumulated other comprehensive (loss)	(29,982)	(30,330)
Total equity	326,976	329,976
Total liabilities and equity	$870,824	$420,754

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Dollars in thousands)	2022	2021
Cash flows from operating activities:
Net income	$8,768	$23,308
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,161	8,908
Pension expense	8,963	4,177
Stock based compensation	2,107	1,790
Contributions to pension plan	(2,000)	(2,000)
Changes in operating assets and liabilities:
Accounts receivable, net	(13,514)	(8,644)
Inventories, net	(10,994)	342
Accounts payable	3,437	6,692
Commissions payable	319	1,099
Deferred revenue and customer deposits	(2,526)	1,646
Income taxes	206	1,341
Accrued expenses and other	(3,042)	(1,089)
Benefit obligations	6,623	3,965
Net cash provided by operating activities	12,508	41,535
Cash used for investing activities:
Capital additions	(11,268)	(5,617)
Payment for acquisitions	(526,301)	-
Other	327	572
Net cash used for investing activities	(537,242)	(5,045)
Cash provided by (used for) financing activities:
Cash dividends	(13,306)	(12,145)
Treasury share repurchases	(918)	(231)
Proceeds from bank borrowings	445,000	-
Payments to banks for borrowings	(4,375)	-
Debt issuance fees	(15,217)	-
Other	(97)	(689)
Net cash provided by (used for) financing activities	411,087	(13,065)
Effect of exchange rate changes on cash	(1,259)	(508)
Net increase (decrease) in cash and cash equivalents	(114,906)	22,917
Cash and cash equivalents:
Beginning of period	125,194	108,203
End of period	$10,288	$131,120

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Nine Months Ended September 30, 2022
					Accumulated
	Common Shares		Additional		Other
(Dollars in thousands, except share and per share amounts)			Paid-In	Retained	Comprehensive
	Shares	Dollars	Capital	Earnings	(Loss) Income	Total
Balances December 31, 2021	26,103,661	$5,099	$1,838	$353,369	$(30,330)	$329,976
Net income				7,543		7,543
Other comprehensive income					387	387
Stock based compensation, net			682			682
Treasury share repurchases	(24,546)	(5)	(882)	(91)		(918)
Cash dividends - $0.17 per share				(4,436)		(4,436)
Balances March 31, 2022	26,079,115	$5,094	$1,698	$356,385	$(29,943)	$333,234
Net income (loss)				(996)		(996)
Other comprehensive loss					(1,165)	(1,165)
Stock based compensation, net			730			730
Cash dividends - $0.17 per share				(4,433)		(4,433)
Balances June 30, 2022	26,079,115	$5,094	$2,428	$350,956	$(31,108)	$327,370
Net income				2,221		2,221
Other comprehensive loss					1,126	1,126
Stock based compensation, net	15,750	3	634	59		696
Cash dividends - $0.17 per share				(4,437)		(4,437)
Balances September 30, 2022	26,094,865	$5,097	$3,062	$348,799	$(29,982)	$326,976

	Nine Months Ended September 30, 2021
					Accumulated
	Common Shares		Additional		Other
(Dollars in thousands, except share and per share amounts)			Paid-In	Retained	Comprehensive
	Shares	Dollars	Capital	Earnings	(Loss) Income	Total
Balances December 31, 2020	26,101,992	$5,099	$693	$340,098	$(30,377)	$315,513
Net income				7,429		7,429
Other comprehensive loss					(871)	(871)
Stock based compensation, net	14,148	3	551	52		606
Cash dividends - $0.155 per share				(4,047)		(4,047)
Balances March 31, 2021	26,116,140	$5,102	$1,244	$343,532	$(31,248)	$318,630
Net income				7,097		7,097
Other comprehensive income					2,812	2,812
Stock based compensation, net			465			465
Cash dividends - $0.155 per share				(4,048)		(4,048)
Balances June 30, 2021	26,116,140	$5,102	$1,709	$346,581	$(28,436)	$324,956
Net income				8,782		8,782
Other comprehensive loss					(701)	(701)
Stock based compensation, net	10,500	2	448	39		489
Cash dividends - $0.155 per share				(4,050)		(4,050)
Balances September 30, 2021	26,126,640	$5,104	$2,157	$351,352	$(29,137)	$329,476

See notes to consolidated financial statements (unaudited).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in tables in thousands of dollars, except for per share amounts)

NOTE 1 - BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Consolidated Financial Statements include the accounts of The Gorman-Rupp Company (the “Company” or “Gorman-Rupp”) and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results. In the opinion of management of the Company, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of results that may be expected for the year ending December 31, 2022. For further information, refer to the Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, from which related information herein has been derived.

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

NOTE 2 - ACQUISITIONS

On May 31, 2022, the Company acquired the assets of Fill-Rite and Sotera (“Fill-Rite”), a division of Tuthill Corporation, for cash consideration of $526.3 million. The acquisition was funded with new debt consisting of $350.0 million from a senior secured term loan, $90.0 million from a subordinated unsecured loan, $5.0 million from the new revolving Credit Facility, and $81.3 million of cash on hand. Refer to “Note 10 – Financing Arrangements” for further details related to the financing completed as part of the transaction.

The Company accounted for the Fill-Rite acquisition in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 “Business Combinations”. The results of operations for Fill-Rite are included in the accompanying Consolidated Statements of Income from the acquisition date. Fill-Rite had $40.1 million in net sales and $3.6 million in operating income and $53.7 million in net sales and $3.7 million in operating income included in the Company’s consolidated financial statements for the three and nine months ended September 30, 2022, respectively. Operating income for the three months ended September 30, 2022 included $0.6 million of acquired customer backlog amortization and $3.0 million in amortization on customer relationships and developed technology. Operating income for the nine months ended September 30, 2022 included $1.4 million of inventory step-up amortization, $0.8 million of acquired customer backlog amortization, and $4.0 million in amortization on customer relationships and developed technology.

Under the acquisition method of accounting, the assets and liabilities have been recorded at their respective estimated fair values as of the date of completion of the acquisition and included in the Company’s Consolidated Balance Sheets. These preliminary estimates may be revised during the measurement period as third-party valuations are finalized, additional information becomes available and as additional analyses are performed, and any such revisions could have a material impact on our results of operations and financial position.

The following table presents the preliminary fair value of assets acquired and liabilities assumed and will be finalized upon completion of purchase accounting matters:

Accounts receivable	$21,273
Inventory	12,214
Customer backlog (amortized over 1 year)	2,600
Other current assets	914
Property, plant, and equipment	24,505
Customer relationships (amortized over 20 years)	200,900
Technology (amortized over 20 years)	39,800
Tradenames (unamortized)	10,700
Goodwill	228,725
Total assets acquired	$541,631
Current liabilities assumed	(15,330)
Allocated purchase price	$526,301

For tax purposes, the Fill-Rite acquisition was treated as an asset purchase. As such, the Company received a step-up in tax basis of the net Fill-Rite assets, equal to the purchase price, including goodwill which is deductible for tax purposes.

The transaction costs related to the acquisition approximated $0.1 million and $7.0 million for the three and nine months ended September 30, 2022. These costs were expensed as incurred and recorded within selling, general, and administrative expenses

The following is a supplemental presentation of our pro-forma net sales, operating income, net income, and earnings per share had the Fill-Rite acquisition occurred as of January 1, 2021 (in millions):

	Nine months ended September 30,
	2022	2021
Net sales	$440.1	$384.9
Operating income	$43.9	$37.7
Net income	$12.1	$11.8
Earnings per share	$0.46	$0.45

The supplemental pro forma information presented above is being provided for information purposes only and may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated Fill-Rite since January 1, 2021. The proforma results for the nine months ended 2021 include $3.4 million in non-recurring costs related to inventory step up amortization and customer backlog amortization.

NOTE 3 – REVENUE

Disaggregation of Revenue

The following tables disaggregate total net sales by major product category and geographic location:

	Product Category
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Pumps and pump systems	$138,522	$86,770	$327,883	$241,038
Repair parts for pumps and pump systems and other	15,270	15,340	47,143	43,114
Total net sales	$153,792	$102,110	$375,026	$284,152

	Geographic Location
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$115,478	$68,726	$272,943	$195,823
Foreign countries	38,314	33,384	102,083	88,329
Total net sales	$153,792	$102,110	$375,026	$284,152

International sales represented approximately 25% and 33% of total net sales for the third quarters of 2022 and 2021, respectively, and were made to customers in many different countries around the world.

On September 30, 2022, the Company had $266.7 million of remaining performance obligations, also referred to as backlog. The Company expects to recognize as revenue substantially all of its remaining performance obligations within one year.

The Company’s contract assets and liabilities as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022	December 31, 2021
Contract assets	$-	$-
Contract liabilities	$6,504	$9,200

Revenue recognized for the nine months ended September 30, 2022 and 2021 that was included in the contract liabilities balance at the beginning of the periods was $8.9 million and $6.0 million, respectively.

NOTE 4 - INVENTORIES

LIFO inventories are stated at the lower of cost or market and all other inventories are stated at the lower of cost or net realizable value. Replacement cost approximates current cost and the excess over LIFO cost was approximately $79.9 million and $70.1 million at September 30, 2022 and December 31, 2021, respectively. Allowances for excess and obsolete inventory totaled $6.3 million and $6.0 million as of September 30, 2022 and December 31, 2021, respectively. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management’s estimate of expected year-end inventory levels and costs, and are subject to the final year-end LIFO inventory valuation.

Inventories are comprised of the following:

Inventories, net:	September 30, 2022	December 31, 2021
Raw materials and in-process	$35,030	$23,263
Finished parts	57,811	52,039
Finished products	13,009	10,346
Total net inventories	$105,850	$85,648

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of the following:

	September 30, 2022	December 31, 2021
Land	$6,072	$5,813
Buildings	117,909	112,760
Machinery and equipment	208,997	188,123
	332,978	306,696
Less accumulated depreciation	(205,180)	(202,403)
Property, plant and equipment, net	$127,798	$104,293

NOTE 6 - PRODUCT WARRANTIES

A liability is established for estimated future warranty and service claims based on historical claims experience and specific product failures. The Company expenses warranty costs directly to Cost of products sold. Changes in the Company’s product warranties liability are:

	September 30,
	2022	2021
Balance at beginning of year	$1,637	$1,361
Provision	1,085	1,317
Acquired	645	-
Claims	(1,238)	(1,248)
Balance at end of period	$2,129	$1,430

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

The following tables present the components of net periodic benefit costs:

	Pension Benefits		Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021
Service cost	$496	$636	$287	$365
Interest cost	580	467	190	163
Expected return on plan assets	(665)	(907)	-	-
Amortization of prior service cost	-	-	(282)	(282)
Recognized actuarial loss	379	423	92	145
Settlement loss	4,759	388	-	-
Net periodic benefit cost (a)	$5,549	$1,007	$287	$391

	Pension Benefits		Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Service cost	$1,642	$2,034	$860	$1,096
Interest cost	1,745	1,252	570	490
Expected return on plan assets	(2,169)	(2,707)	-	-
Amortization of prior service cost	-	-	(847)	(847)
Recognized actuarial loss	1,314	1,482	276	435
Settlement loss	6,355	2,116	-	-
Net periodic benefit cost (a)	$8,887	$4,177	$859	$1,174

(a)	The components of net periodic benefit cost other than the service cost component are included in Other income (expense), net in the Consolidated Statements of Income.

During the three and nine months ended September 30, 2022, the Company recorded a settlement loss relating to retirees that received lump-sum distributions from the Company’s defined benefit pension plan totaling $4.8 million and $6.4 million, respectively. The Company recorded settlement losses of $0.4 million and $2.1 million for the three and nine month periods ended September 30, 2021, respectively. These charges were the result of lump-sum distributions to retirees exceeding the Plan’s actuarial service and interest cost thresholds.

As part of the agreement to purchase the assets of Fill-Rite, the Company is required to establish a defined benefit pension plan for certain Fill-Rite employees as of June 1, 2022. No pension or other postretirement benefit plan liabilities existing as of the acquisition date were assumed as part of the transaction. The obligation under the new plan as of September 30, 2022 is not material.

NOTE 8 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The reclassifications out of Accumulated other comprehensive income (loss) as reported in the Consolidated Statements of Income are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Pension and other postretirement benefits:
Recognized actuarial loss (a)	$471	$568	$1,590	$1,917
Settlement loss (a)	4,759	388	6,355	2,116
Total before income tax	$5,230	$956	$7,945	$4,033
Income tax	(1,249)	(230)	(1,878)	(944)
Net of income tax	$3,981	$726	$6,067	$3,089

(a)	The recognized actuarial loss and the settlement loss are included in Other income (expense), net in the Consolidated Statements of Income.

The components of Accumulated other comprehensive income (loss) as reported in the Consolidated Balance Sheets are:

	Currency Translation Adjustments	Pension and Other Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021	$(7,851)	$(22,479)	$(30,330)
Reclassification adjustments	-	7,945	7,945
Current period charge	(5,719)	-	(5,719)
Income tax benefit (charge)	-	(1,878)	(1,878)
Balance at September 30, 2022	$(13,570)	$(16,412)	$(29,982)

	Currency Translation Adjustments	Pension and Other Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020	$(5,044)	$(25,333)	$(30,377)
Reclassification adjustments	-	4,033	4,033
Current period charge	(1,849)	-	(1,849)
Income tax benefit (charge)	-	(944)	(944)
Balance at September 30, 2021	$(6,893)	$(22,244)	$(29,137)

NOTE 9 – COMMON SHARE REPURCHASES

The Company has a share repurchase program with the authorization to purchase up to $50.0 million of the Company’s common shares. During the nine-month period ended September 30, 2022 the Company repurchased 24,546 shares for $0.9 million. No shares were repurchased during the three-month period ending September 30, 2022 nor the nine-month period ended September 30, 2021. As of September 30, 2022, the Company had $48.1 million available for repurchase under the share repurchase program.

NOTE 10 – FINANCING ARRANGEMENTS

Debt consisted of:

Senior Secured Credit Agreement	September 30, 2022
Senior term loan facility	$345,625
Credit facility	5,000
Subordinated Credit Agreement
Subordinated credit facility	90,000
Total debt	440,625
Unamortized discount and debt issuance fees	(12,045)
Total debt, net	428,580
Less: current portion of long-term debt	17,500
Total long-term debt, net	$411,080

Maturities of long-term debt in the next five fiscal years, and the remaining years thereafter, are as follows:

2022 (three months)	2023	2024	2025	2026	2027	Total
$4,375	$17,500	$21,875	$30,625	$35,000	$331,250	$440,625

Senior Secured Credit Agreement

On May 31, 2022, the Company entered into a Senior Secured Credit Agreement with several lenders, which provides a term loan of $350.0 million (“Senior Term Loan Facility”) and a revolving credit facility up to $100.0 million (“Credit Facility”). The Credit Facility has a letter of credit sublimit of up to $15.0 million, as a sublimit of the Credit Facility, and a swing line subfacility of up to $20.0 million, as a sublimit of the Credit Facility. The Company borrowed $5.0 million under the Credit Facility, which, along with the Senior Term Loan Facility, and cash-on-hand and the proceeds of the Subordinated Credit Facility described below, was used to purchase the assets of Fill-Rite as described in “Note 2 – Acquisitions”. The Company has agreed to secure all of its obligations under the Senior Secured Credit Agreement by granting a first priority lien on substantially all of its personal property, and each of Patterson Pump Company, AMT Pump Company, National Pump Company and Fill-Rite Company (collectively, the “Guarantors”) has agreed to guarantee the obligations of the Company under the Senior Secured Credit Agreement and to secure the obligations thereunder by granting a first priority lien in substantially all of such Guarantor’s personal property.

The Senior Secured Credit Agreement has a maturity date of May 31, 2027, with the Senior Term Loan Facility requiring quarterly installment payments commencing on September 30, 2022 and continuing on the last day of each consecutive December, March, June and September thereafter.

At the option of the Company, borrowings under the Senior Term Loan Facility and under the Credit Facility bear interest at either a base rate or at an Adjusted Term SOFR Rate, plus the applicable margin, which ranges from 0.75% to 1.75% for base rate loans and 1.75% to 2.75% for Adjusted Term SOFR Rate loans. The applicable margin is based on the Company’s senior leverage ratio. As of September 30, 2022, the applicable interest rate under the Senior Secured Credit Agreement was Adjusted Term SOFR plus 2.75%.

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

To reduce the exposure to changes in the market rate of interest, effective October 31, 2022, the Company entered into interest rate swap agreements for a portion of the Senior term loan facility. Terms of the interest rate swap agreements require the Company to receive a fixed interest rate and pay a variable interest rate. The interest rate swap agreements are expected to be designated as a cash flow hedge, and as a result, the mark-to-market gains or losses will be deferred and included as a component of accumulated other comprehensive income (loss) and reclassified to interest expense in the period during which the hedged transactions affect earnings.

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

At the option of the Company, borrowings under the Subordinated Credit Facility bear interest at either a base rate plus 8.0%, or at an Adjusted Term SOFR Rate plus 9.1%. As of September 30, 2022 borrowings under the Subordinated Credit Facility bear interest at an Adjusted Term SOFR Rate plus 9.1%.

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

The Subordinated Credit Agreement also contains customary provisions requiring mandatory prepayments, including among others, annual prepayments (beginning with the fiscal year ending December 31, 2023) of a percentage of excess cash flow, prepayments of the net cash proceeds from any non-ordinary course sale of assets, and net cash proceeds of any non-permitted indebtedness.

Credit Facilities

With the opening of the Senior Term Loan Facility, which included the revolving Credit Facility, the Company terminated as of May 31, 2022 its previously existing $20.0 million line of credit maturing in February 2024, $6.5 million unsecured bank line of credit maturing in May 2024, and $3.0 million bank guarantee dated June 2016.

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

The Company was in compliance with all debt covenants as of September 30, 2022.

NOTE 11 – GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying value of goodwill and other intangible asset during the nine months ended September 30, 2022:

Historical Cost of Intangible Assets	December 31, 2021	Acquisitions	Foreign Currency	September 30, 2022
Customer relationships	$7,769	$200,900	$(165)	$208,504
Technology and drawings	6,750	39,800	(17)	46,533
Other intangibles	1,997	-	-	1,997
Total finite-lived intangible assets	16,516	240,700	(182)	257,034
Trade names	2,528	10,700	(3)	13,225
Goodwill	27,243	228,725	(460)	255,508
Total	$46,287	$480,125	$(645)	$525,767

The major components of Goodwill and other intangible assets are:

	September 30, 2022		December 31, 2021
	Historical Cost	Accumulated Amortization	Historical Cost	Accumulated Amortization
Finite-lived intangible assets:
Customer relationships	$208,504	$10,721	$7,769	$7,255
Technology and drawings	46,533	5,179	6,750	4,305
Other intangibles	1,997	1,814	1,997	1,641
Total finite-lived intangible assets	257,034	17,714	16,516	13,201
Trade names and trademarks	13,225	-	2,528	-
Goodwill	255,508	-	27,243	-
Total	$525,767	$17,714	$46,287	$13,201

Amortization expense was $3.1 million and $0.1 million for the third quarter of 2022 and 2021, respectively. Amortization expense was $4.5 million and $0.4 million for the nine months ended 2022 and 2021, respectively. The following table summarizes the future estimated amortization expense relating to our intangible assets as of September 30, 2022 (in thousands):

2022 (three months)	2023	2024	2025	2026	2027	Thereafter	Total
$3,208	$12,520	$12,394	$12,363	$12,318	$12,281	$174,236	$239,320

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Overview

On May 31, 2022, the Company completed its acquisition of Fill-Rite and Sotera (“Fill-Rite”), a division of Tuthill Corporation, for $526.3 million. When adjusted for approximately $80.0 million in expected tax benefits, the net acquisition value is approximately $446.3 million.  The Company funded the acquisition with cash on-hand and new debt.  The Company incurred $7.0 million of one-time acquisition costs during the nine months ended September 30, 2022 and does not expect to incur material acquisition costs going forward. The results of operations for Fill-Rite from the acquisition date are included in the Company’s Consolidated Statements of Income for the three and nine months ended September 30, 2022.

The following discussion of Results of Operations includes certain non-GAAP financial data and measures such as (1) adjusted earnings per share, which is earnings per share excluding non-cash pension settlement charges per share, one-time acquisition costs per share, amortization of step-up in value of acquired inventories per share and amortization of customer backlog per share and (2) adjusted earnings before interest, taxes, depreciation and amortization, which is net income (loss) excluding interest, taxes, depreciation and amortization, adjusted to exclude non-cash pension settlement charges, one-time acquisition costs, amortization of step up in value of acquired inventories, and amortization of customer backlog. Management utilizes these adjusted financial data and measures to assess comparative operations against those of prior periods without the distortion of non-comparable factors. The inclusion of these adjusted measures should not be construed as an indication that the Company’s future results will be unaffected by unusual or infrequent items or that the items for which the Company has made adjustments are unusual or infrequent or will not recur. The Company believes that these non-GAAP financial data and measures also will be useful to investors in assessing the strength of the Company’s underlying operations from period to period. These non-GAAP financial measures are not intended to replace GAAP financial measures, and they are not necessarily standardized or comparable to similarly titled measures used by other companies. Provided below is a reconciliation of adjusted earnings per share and adjusted earnings before interest, taxes, depreciation and amortization.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Adjusted earnings per share:
Reported earnings per share – GAAP basis	$0.09	$0.34	$0.34	$0.89
Plus pension settlement charge	0.14	0.01	0.19	0.06
Plus one-time acquisition costs	-	-	0.21	-
Plus amortization of step up in value of acquired inventories	-	-	0.04	-
Plus amortization of acquired customer backlog	0.02	-	0.03	-
Non-GAAP adjusted earnings per share	$0.25	$0.35	$0.81	$0.95

Adjusted earnings before interest, taxes, depreciation and amortization:
Reported net income–GAAP basis	$2,221	$8,782	$8,768	$23,308
Plus interest expense	7,556	-	9,878	-
Plus provision for income taxes	211	2,274	1,951	5,974
Plus depreciation and amortization	6,960	2,957	14,161	8,908
Non-GAAP earnings before interest, taxes, depreciation and amortization	16,948	14,013	34,758	38,190
Plus pension settlement charge	4,759	388	6,355	2,116
Plus one-time acquisition costs	154	-	7,048	-
Plus amortization of step up in value of acquired inventories	-	-	1,406	-
Plus amortization of acquired customer backlog	651	-	868	-
Non-GAAP adjusted earnings before interest, taxes, depreciation and amortization	$22,512	$14,401	$50,435	$40,306

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

As a result of the Fill-Rite acquisition, the Company’s cash position decreased $114.9 million during the first nine months of 2022 to $10.3 million. The Company generated $50.4 million in adjusted earnings before interest, taxes, depreciation and amortization during the same period.

Capital expenditures for the first nine months of 2022 were $11.3 million and consisted primarily of machinery and equipment. Capital expenditures for the full-year 2022 are presently planned to be in the range of $15-$18 million primarily for machinery and equipment purchases, and are expected to be financed through internally-generated funds.

The Company’s backlog of orders was $266.7 million at September 30, 2022 compared to $156.5 million at September 30, 2021 and $186.0 million at December 31, 2021. Fill-Rite added $14.6 million to the backlog at September 30, 2022. Incoming orders during the third quarter of 2022 increased 50.2% when compared to the same period last year, and 10.4% excluding Fill-Rite. Incoming orders increased 35.5% for the first nine months of 2022 compared to the same period in 2021, and 18.7% excluding Fill-Rite. The increase in backlog for the first nine months of 2022 was primarily driven by strong incoming orders during the first nine months, large municipal orders which are longer term in nature, and the acquisition of Fill-Rite. The backlog aging has remained consistent with historical levels.

On October 27, 2022, the Board of Directors authorized the payment of a quarterly dividend of $0.175 per share on the common stock of the Company, payable December 9, 2022, to shareholders of record as of November 15, 2022. This will mark the 291st consecutive quarterly dividend paid by The Gorman-Rupp Company.

The Company currently expects to continue its exceptional history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.

Outlook

The Company looks for additional improvement in gross margin as the pricing actions that have taken place during the year are realized and leverage on fixed costs continues.  The Company is well positioned for both the fourth quarter and 2023 with strong backlog and continued integration and synergies from Fill-Rite.

Three Months Ended September 30, 2022 vs. Three Months Ended September 30, 2021

Net Sales

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Net Sales	$153,792	$102,110	$51,682	50.6%

Net sales for the third quarter of 2022 were $153.8 million compared to net sales of $102.1 million for the third quarter of 2021, an increase of 50.6% or $51.7 million. Domestic sales increased 68.0% or $46.8 million and international sales increased 14.8% or $4.9 million compared to the same period in 2021. Fill-Rite sales, which are primarily domestic, were $40.1 million for the third quarter of 2022.

Excluding Fill-Rite, sales in our water markets increased 12.2% or $9.0 million in the third quarter of 2022 compared to the third quarter of 2021. Sales increased $6.2 million in the municipal market, $1.6 million in the fire protection market, $1.5 million in the repair market, and $0.5 million in the construction market. Partially offsetting these increases was a sales decrease of $0.8 million in the agriculture market.

Excluding Fill-Rite, sales in our non-water markets increased 9.0% or $2.6 million in the third quarter of 2022 compared to the third quarter of 2021. Sales increased $4.1 million in the industrial market. Partially offsetting this increase were sales decreases of $0.8 million in the OEM market and $0.7 million in the petroleum market.

Cost of Products Sold and Gross Profit

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Cost of products sold	$113,229	$76,277	$36,952	48.4%
% of Net sales	73.6%	74.7%
Gross Margin	26.4%	25.3%

Gross profit was $40.6 million for the third quarter of 2022, resulting in gross margin of 26.4%, compared to gross profit of $25.8 million and gross margin of 25.3% for the same period in 2021. The improvement in gross margin was due primarily to leverage from increased sales volume and sales mix which includes a full quarter of Fill-Rite results. The 110 basis point increase in gross margin was driven by a 250 basis point improvement from labor and overhead leverage due to increased sales volume. The increase was partially offset by a 140 basis point increase in cost of material, which included an unfavorable impact of 40 basis points related to the amortization of acquired Fill-Rite customer backlog. The Fill-Rite customer backlog will be amortized within the next three quarters.

Selling, General and Administrative (SG&A) Expenses

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Selling, general and administrative expenses	$22,076	$14,173	$7,903	55.8%
% of Net sales	14.4%	13.9%

Selling, general and administrative (“SG&A”) expenses were $22.1 million and 14.4% of net sales for the third quarter of 2022 compared to $14.2 million and 13.9% of net sales for the same period in 2021. The increase in SG&A expenses and as a percentage of sales is primarily due to a $6.4 million increase in SG&A expenses related to a full quarter of Fill-Rite results.

Amortization Expense

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Amortization expense	$3,176	$118	$3,058	2,591.5%
% of Net sales	2.1%	0.1%

Amortization expense was $3.2 million for the third quarter of 2022 compared to $0.1 million for the same period in 2021. The increase in amortization expense was due to $3.0 million in amortization attributable to the Fill-Rite acquisition.

Operating Income

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Operating income	$15,311	$11,542	$3,769	32.7%
% of Net sales	10.0%	11.3%

Operating income was $15.3 million for the third quarter of 2022, resulting in an operating margin of 10.0%, compared to operating income of $11.5 million and operating margin of 11.3% for the same period in 2021. Operating margin decreased 130 basis points primarily due to increased amortization expense, increase in cost of material, and increased SG&A, but was partially offset by improvement from labor and overhead leverage.

Other Income (Expense), net

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Other income (expense), net	$(5,323)	$(486)	$(4,837)	(995.3)%
% of Net sales	3.5%	0.5%

Other income (expense), net was $5.3 million of expense for the third quarter of 2022 compared to expense of $0.5 million for the same period in 2021. The increase in expense was due primarily to increased non-cash pension settlement charges of $4.8 million in the third quarter of 2022 compared to $0.4 million in the third quarter of 2021. The pension settlement charge is the result of retirees who elect the lump sum payment upon retirement.

Net Income

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Income before income taxes	$2,432	$11,056	$(8,624)	(78.0)%
% of Net sales	1.6%	10.8%
Income taxes	$211	$2,274	$(2,063)	(90.7)%
Effective tax rate	8.7%	20.6%
Net income	$2,221	$8,782	$(6,561)	(74.7)%
% of Net sales	1.4%	8.6%
Earnings per share	$0.09	$0.34	$(0.25)	(73.5)%

The Company’s effective tax rate was 8.7% for the third quarter of 2022 compared to 20.6% for the third quarter of 2021.

Net income was $2.2 million, or $0.09 per share, for the third quarter of 2022 compared to net income of $8.8 million in the third quarter of 2021, or $0.34 per share. Adjusted earnings per share for the third quarter of 2022 were $0.25 per share compared to $0.35 per share for the third quarter of 2021. Adjusted earnings per share for the third quarter of 2022 included an unfavorable LIFO impact of $0.11 per share compared to an unfavorable LIFO impact of $0.08 per share in the third quarter of 2021. Adjusted earnings also included incremental non-cash amortization expense related to Fill-Rite of $0.09 per share.

Nine Months Ended September 30, 2022 vs. Nine Months Ended September 30, 2021

Net Sales

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Net Sales	$375,026	$284,152	$90,874	32.0%

Net sales for the first nine months of 2022 were $375.0 million compared to net sales of $284.2 million for the first nine months of 2021, an increase of 32.0% or $90.9 million. Domestic sales increased 39.4% or $77.1 million and international sales increased 15.6% or $13.8 million compared to the same period in 2021. Fill-Rite sales, which are primarily domestic, were $53.7 million from the acquisition date of May 31, 2022 to September 30, 2022.

Excluding Fill-Rite, sales in our water markets increased 13.4% or $27.1 million in the first nine months of 2022 compared to the first nine months of 2021. Sales increased $10.3 million in the fire market, $9.3 million in the municipal market, $4.7 million in the construction market, and $4.2 million in the repair markets. Partially offsetting these increases was a decrease of $1.4 million in the agriculture market.

Excluding Fill-Rite, sales in our non-water markets increased 12.4% or $10.1 million in the first nine months of 2022 compared to the first nine months of 2021. Sales increased $10.5 million in the industrial market and $2.3 million in the OEM market. Partially offsetting these increases was a decrease of $2.7 million in the petroleum market.

Cost of Products Sold and Gross Profit

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Cost of products sold	$280,727	$210,604	$70,123	33.3%
% of Net sales	74.9%	74.1%
Gross Margin	25.1%	25.9%

Gross profit was $94.3 million for the first nine months of 2022, resulting in gross margin of 25.1%, compared to gross profit of $73.5 million and gross margin of 25.9% for the same period in 2021. The 80 basis point decrease in gross margin was driven by a 280 basis point increase in cost of material, which included an unfavorable LIFO impact of 120 basis points, an unfavorable impact of 40 basis points related to Fill-Rite inventory recorded at fair value and recognized during the second quarter, and an unfavorable impact of 20 basis points related to the amortization of acquired Fill-Rite customer backlog. The full amount of the step-up to record Fill-Rite inventory at fair value was recognized during the second quarter and will not recur, while the Fill-Rite customer backlog will be amortized within the next three quarters. The decrease in gross margin was partially offset by a 200 basis point improvement from labor and overhead leverage due to increased sales volume.

Selling, General and Administrative (SG&A) Expenses

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Selling, general and administrative expenses	$62,125	$42,064	$20,061	47.7%
% of Net sales	16.6%	14.8%

Selling, general and administrative (“SG&A”) expenses were $62.1 million for the first nine months of 2022, which included $7.0 million of one-time acquisition costs. Excluding acquisition costs, SG&A expenses were $55.1 million and 14.7% of net sales for the first nine months of 2022 compared to $42.1 million and 14.8% of net sales for the same period in 2021. The decrease in SG&A expenses as a percentage of sales, excluding acquisition costs, is due to increased sales volume.

Amortization expense

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Amortization expense	$4,498	$356	$4,142	1,163.5%
% of Net sales	1.2%	0.1%

Amortization expense was $4.5 million for the first nine months of 2022 compared to $0.4 million for the same period in 2021. The increase in amortization expense was due to $4.0 million in amortization attributable to the Fill-Rite acquisition.

Operating Income

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Operating income	$27,676	$31,128	$(3,452)	(11.1)%
% of Net sales	7.4%	11.0%

Operating income was $27.7 million for the first nine months of 2022, which included $7.0 million in one-time acquisition costs, $1.4 million of inventory step up amortization, and $0.9 million of acquired customer backlog amortization. Excluding acquisition costs, inventory step-up and backlog amortization, operating income was $37.0 million for the first nine months of 2022, resulting in an operating margin of 9.9%, compared to operating income of $31.1 million and operating margin of 11.0% for the same period in 2021. The decrease of 110 basis points in operating margin was primarily the result of an unfavorable LIFO impact.

Other Income (Expense), net

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Other income (expense), net	$(7,079)	$(1,846)	$(5,233)	(283.5)%
% of Net sales	1.9%	0.6%

Other income (expense), net was $7.1 million of expense for the first nine months of 2022 compared to expense of $1.8 million for the same period in 2021. The increase in expense was due primarily to increased non-cash pension settlement charges of $6.4 million for the first nine months of 2022 compared to $2.1 million for the first nine months of 2021.

Net Income

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Income before income taxes	$10,719	$29,282	$(18,563)	(63.4)%
% of Net sales	2.9%	10.3%
Income taxes	$1,951	5974	$(4,023)	(67.3)%
Effective tax rate	18.2%	20.4%
Net income	$8,768	$23,308	$(14,540)	(62.4)%
% of Net sales	2.3%	8.2%
Earnings per share	$0.34	$0.89	$(0.55)	(61.8)%

The Company’s effective tax rate was 18.2% for the first nine months of 2022 compared to 20.4% for the first nine months of 2021 with the decrease primarily related to the effect of permanent items on lower income before tax.

Net income was $8.8 million, or $0.34 per share, for the first nine months of 2022 compared to $23.3 million for the first nine months of 2021, or $0.89 per share. Adjusted earnings per share for the first nine months of 2022 were $0.81 per share compared to $0.95 per share for the first nine months of 2021. Adjusted earnings per share for the first nine months of 2022 included an unfavorable LIFO impact of $0.30 per share compared to an unfavorable LIFO impact of $0.12 per share for the first nine months of 2021. Adjusted earnings also included incremental non-cash amortization expense related to Fill-Rite of $0.12 per share.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and borrowings under our Credit Facility. Cash and cash equivalents totaled $10.3 million at September 30, 2022. The Company had an additional $93.1million available under the revolving credit facility after deducting $5.0 million drawn and $1.9 million in outstanding letters of credit primarily related to customer orders. During the nine months ended September 30, 2022, our debt obligations increased by $440.6 million as a result of the Senior Term Loan Facility, revolving Credit Facility and Subordinated Credit Facility entered into in connection with the Fill-Rite acquisition. See Note 10 “Financing Arrangements” in the Notes to our Consolidated Financial Statements.

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

The following table reconciles adjusted earnings before interest, income taxes and depreciation and amortization as reconciled above to free cash flow:

	Nine Months Ended September 30,
	2022	2021
Non-GAAP adjusted earnings before interest, taxes, depreciation and amortization	$50,435	$40,306
Less capital expenditures	(11,268)	(5,617)
Less cash dividends	(13,306)	(12,145)
Non-GAAP free cash flow	$25,861	$22,544

Financial Cash Flow

	Nine Months Ended September 30,
	2022	2021
Beginning of period cash and cash equivalents	$125,194	$108,203
Net cash provided by operating activities	12,508	41,535
Net cash used for investing activities	(537,242)	(5,045)
Net cash provided by financing activities	411,087	(13,065)
Effect of exchange rate changes on cash	(1,259)	(508)
Net increase (decrease) in cash and cash equivalents	(114,906)	22,917
End of period cash and cash equivalents	$10,288	$131,120

The decrease in cash provided by operating activities in the first nine months of 2022 compared to the same period last year was primarily due to interest expense of $9.9 million and acquisition costs of $7.0 million, as well as increases for the nine month period in accounts receivable and inventory as the result of increased sales and backlog. In addition, deferred revenue and customer deposits have decreased in the first nine months of the current year compared to an increase in the same period of the prior year.

During the first nine months of 2022, investing activities of $537.2 million consisted of $526.3 million for the acquisition of Fill-Rite and $11.3 million for capital expenditures primarily for machinery and equipment. During the first nine months of 2021, investing activities consisted of capital expenditures primarily for machinery and equipment of $5.6 million.

Net cash received from financing activities for the first nine months of 2022 of $415.5 million consisted of proceeds from the new Senior Secured loan of $350.0 million, $90.0 million in unsecured subordinated debt, and $5.0 million from the new revolving credit facility. Partially offsetting these proceeds were debt issuance fees paid of $15.2 million, dividend payments of $13.3 million, payments on bank borrowing of $4.4 million and share repurchases of $0.9 million during the first nine months of 2022. Net cash used from financing activities in 2021 primarily consisted of dividend payments of $12.1 million. There were no share repurchases for the first nine months of 2021.

Maturities of long-term debt in the next five fiscal years, and the remaining years thereafter, are as follows:

2022 (three months)	2023	2024	2025	2026	2027	Total
$4,375	$17,500	$21,875	$30,625	$35,000	$331,250	$440,625

The Company was in compliance with its debt covenants, including limits on additional borrowings and maintenance of certain operating and financial ratios, at September 30, 2022 and December 31, 2021. We believe we have adequate liquidity from funds on hand and borrowing capacity to execute our financial and operating strategy, as well as comply with debt obligations and financial covenants for the next 12 months.

The Company currently expects to continue its exceptional history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.

The Board of Directors has authorized a share repurchase program of up to $50.0 million of the Company’s common shares. The actual number of shares repurchased will depend on prevailing market conditions, alternative uses of capital and other factors, and will be determined at management’s discretion. The Company is not obligated to make any purchases under the program, and the program may be suspended or discontinued at any time. As of September 30, 2022, the Company had $48.1 million available for repurchase under the share repurchase program.

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

Such uncertainties include, but are not limited to, our estimates of future earnings and cash flows, general economic conditions and supply chain conditions and any related impact on costs and availability of materials, integration of the Fill-Rite business in a timely and cost effective manner, retention of supplier and customer relationships and key employees, the ability to achieve synergies and cost savings in the amounts and within the time frames currently anticipated and the ability to service and repay indebtedness incurred in connection with the transaction. Other factors include, but are not limited to: company specific risk factors including (1) loss of key personnel; (2) intellectual property security; (3) acquisition performance and integration; (4) impairment in the value of intangible assets, including goodwill; (5) defined benefit pension plan settlement expense; and (6) family ownership of common equity; and general risk factors including (7) continuation of the current and projected future business environment, including the impact of inflation and other cost pressures, the duration and scope of the COVID-19 pandemic, the impact of the pandemic and actions taken in response to the pandemic; (8) highly competitive markets; (9) availability and costs of raw materials and labor; (10) cyber security threats; (11) compliance with, and costs related to, a variety of import and export laws and regulations; (12) environmental compliance costs and liabilities; (13) exposure to fluctuations in foreign currency exchange rates; (14) conditions in foreign countries in which The Gorman-Rupp Company conducts business; (15) changes in our tax rates and exposure to additional income tax liabilities; and (16) risks described from time to time in our reports filed with the Securities and Exchange Commission. Except to the extent required by law, we do not undertake and specifically decline any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Exposure to foreign exchange rate risk is due to certain costs and revenue being denominated in currencies other than one of the Company’s subsidiaries functional currency.  The Company is also exposed to market risk as the result of changes in interest rates which may affect the cost of financing.  We continually monitor these risks and regularly develop appropriate strategies to manage them.  Accordingly, from time to time, we may enter into certain derivative or other financial instruments. These financial instruments are used to mitigate market exposure and are not used for trading or speculative purposes.

Interest Rate Risk

The results of operations are exposed to changes in interest rates primarily with respect to borrowings under the Company’s Senior Term Loan Facility, Credit Facility, and Subordinated Credit Facility. Borrowings under the Senior Term Loan Facility and Credit Facility may be made either at (i) a base rate plus the applicable margin, which ranges from 0.75% to 1.75%, or at (ii) an Adjusted Term SOFR Rate, plus the applicable margin, which ranges from 1.75% to 2.75%.  Borrowings under the Subordinated Credit Facility bear interest at (i) either a base rate plus 8.0%, or at (ii) an Adjusted Term SOFR Rate plus 9.1%.   At September 30, 2022, the Company had $345.6 million in borrowings under the Senior Term Loan Facility, $5.0 million in borrowing under the Credit Facility, and $90.0 million in borrowings under the Subordinated Credit Facility.

To reduce the exposure to changes in the market rate of interest, effective October 31, 2022, the Company entered into interest rate swap agreements for a portion of the Senior term loan facility. Terms of the interest rate swap agreements require the Company to receive a fixed interest rate and pay a variable interest rate. The interest rate swap agreements are expected to be designated as a cash flow hedge, and as a result, the mark-to-market gains or losses will be deferred and included as a component of accumulated other comprehensive income (loss) and reclassified to interest expense in the period during which the hedged transactions affect earnings.

The Company estimates that a hypothetical increase of 100 basis points in interest rates would increase interest expense by approximately $2.7 million on an annual basis.

Foreign Currency Risk

The Company’s foreign currency exchange rate risk is limited primarily to the Euro, Canadian Dollar, South African Rand and British Pound. The Company manages its foreign exchange risk principally through invoicing customers in the same currency as is used in the market of the source of products. The foreign currency transaction gains (losses) for the nine month periods ending September 30, 2022 and 2021 were ($0.2) million and $0.1 million, respectively, and are reported within Other (expense) income, net on the Consolidated Statements of Income.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control Over Financial Reporting

As of September 30, 2022, we are in the process of integrating the internal controls of the acquired Fill-Rite business into Gorman-Rupp’s existing operations as part of planned integration activities. In addition, we have implemented new processes and internal controls to assist us in the preparation and disclosure of financial information. There were no other changes in Gorman-Rupp’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Gorman-Rupp’s internal control over financial reporting during the quarter ended September 30, 2022.

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

The anticipated benefits from the Fill-Rite acquisition may not be realized.

The Company may not realize the full benefits of the increased sales volume and other benefits that are currently expected to result from the Fill-Rite acquisition, or realize these benefits within the time frame that is currently expected. In addition, the benefits of the Fill-Rite acquisition may be offset by operating losses relating to changes in material or energy prices, inflationary economic conditions, increased competition, or by other risks and uncertainties. If the Company fails to realize the benefits it anticipates from the Fill-Rite acquisition, the Company’s results of operations may be adversely affected.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer purchases of its common shares during the third quarter of 2022 were:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
July 1 to July 31, 2022	-	-	-	$48,067
August 1 to August 31, 2022	-	-	-	48,067
September 1 to September 30, 2022	-	-	-	48,067
Total	-	-	-	$48,067

ITEM 6.	EXHIBITS

Exhibit 31.1	Certification of Scott A. King, President and Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of James C. Kerr, Executive Vice President and Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Certification pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
Exhibit 101

Financial statements from the Quarterly Report on Form 10-Q of The Gorman-Rupp Company for the quarter ended September 30, 2022, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity, and (vi) the Notes to Consolidated Financial Statements.

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
Date: October 31, 2022
	By:	/s/James C. Kerr
James C. Kerr
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)