Form 10-K
period 2022-12-31
GORMAN RUPP CO
filed 2023-03-08
CIK 42682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

F

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒

if securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common shares, without par value, of The Gorman-Rupp Company held by non-affiliates based on the closing sales price as of June 30, 2022 was approximately $569,200,000.

On March 8, 2023, there were 26,178,250 common shares, without par value, of The Gorman-Rupp Company outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Notice of 2023 Annual Meeting of Shareholders and related Proxy Statement are incorporated by reference into Part III (Items 10-14).

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

Such uncertainties include, but are not limited to, our estimates of future earnings and cash flows, general economic conditions and supply chain conditions and any related impact on costs and availability of materials, integration of the Fill-Rite business in a timely and cost effective manner, retention of supplier and customer relationships and key employees, the ability to achieve synergies and cost savings in the amounts and within the time frames currently anticipated and the ability to service and repay indebtedness incurred in connection with the transaction. Other factors include, but are not limited to: company specific risk factors including (1) loss of key personnel; (2) intellectual property security; (3) acquisition performance and integration; (4) the Company’s indebtedness and how it may impact the Company’s financial condition and the way it operates its business; (5) general risks associated with acquisitions; (6) the anticipated benefits from the Fill-Rite transaction may not be realized; (7) impairment in the value of intangible assets, including goodwill; (8) defined benefit pension plan settlement expense; (9) LIFO inventory method, and (10) family ownership of common equity; and general risk factors including (11) continuation of the current and projected future business environment; (12) highly competitive markets; (13) availability and costs of raw materials and labor; (14) cyber security threats; (15) compliance with, and costs related to, a variety of import and export laws and regulations; (16) environmental compliance costs and liabilities; (17) exposure to fluctuations in foreign currency exchange rates; (18) conditions in foreign countries in which The Gorman-Rupp Company conducts business; (19) changes in our tax rates and exposure to additional income tax liabilities; and (20) risks described from time to time in our reports filed with the Securities and Exchange Commission. Except to the extent required by law, we do not undertake and specifically decline any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.

ITEM 1.	BUSINESS

The Gorman-Rupp Company (“Registrant”, “Gorman-Rupp”, the “Company”, “we” or “our”) was incorporated in Ohio in 1934. The Company designs, manufactures and globally sells pumps and pump systems for use in water, wastewater, construction, dewatering, industrial, petroleum, original equipment, agriculture, fire supression, heating, ventilating and air conditioning (“HVAC”), military and other liquid-handling applications.

On May 31, 2022, the Company acquired the assets of Fill-Rite and Sotera (“Fill-Rite”), a division of Tuthill Corporation, for $528.0 million. The Company funded the transaction with cash on-hand and new debt. The results of operations for Fill-Rite from the acquisition date are included in the Company’s Consolidated Statements of Income for the year ended December 31, 2022.

PRODUCTS

The Company operates in one business segment, the manufacture and sale of pumps and pump systems. The following table sets forth, for the years 2020 through 2022, the total net sales, income before income taxes and year-end total assets of the Company.

	(Dollars in thousands)
	2022	2021	2020
Net sales	$521,027	$378,316	$348,967
Income before taxes	13,872	37,248	31,246
Total assets	872,830	420,754	394,457

The Company’s product line consists of pump models ranging in size from 1/4” to nearly 15 feet and ranging in rated capacity from less than one gallon per minute to nearly one million gallons per minute. The types of pumps which the Company produces include self-priming centrifugal, standard centrifugal, magnetic drive centrifugal, axial and mixed-flow, vertical turbine line shaft, submersible, high-pressure booster, rotary gear, rotary vein, diaphragm, bellows and oscillating.

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

The Company’s pumps are also utilized for dewatering purposes. Additionally, pumps manufactured for fire suppression are used for sprinkler back-up systems, fire hydrants, stand pipes, fog systems and deluge systems at hotels, banks, factories, airports, schools, public buildings and hundreds of other types of facilities throughout the world.

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

During 2022, 2021 and 2020, there were no shipments to any single customer that exceeded 10% of total net sales. Gorman-Rupp continued to actively pursue international business opportunities and, in 2022, shipped its pumps to approximately 130 countries around the world. No sales made to customers in any one foreign country amounted to more than 10% of total net sales for 2022, 2021 or 2020.

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

HUMAN CAPITAL

As of December 31, 2022, the Company employed approximately 1,420 persons, of whom approximately 800 were hourly employees. The majority of the Company’s manufacturing operations take place in the United States, as evidenced by 88% of its employees being in the Company’s U.S. locations and 12% of its employees being in its international locations.

Our approach is to develop talent from within and supplement with external hires. We invest resources to develop the talent needed to remain a leading designer and manufacturer of pumps and pump systems. We provide our employees with training opportunities and educational benefits to assist in the expansion of their careers and skills. This approach has resulted in a deep understanding among our employee base of our business, products, and customers.  We believe that our average tenure of 10 years, as of the end of 2022, reflects both the strong engagement of our employees and our positive workplace culture.  Approximately 8% of our employees operate under a collective bargaining agreement. The Company has never experienced a work stoppage.

We provide competitive compensation and benefits programs to help meet the needs of our employees.  In addition to salaries, these programs (which vary by country and region) include profit sharing, a 401(k) plan, medical insurance and benefits, health savings accounts, paid time off, and tuition assistance, among others.  Certain domestic employees hired prior to January 1, 2008, and certain union employees, participate in defined benefit plans.  Non-union employees hired after this date, in eligible locations, participate in an enhanced 401(k) plan instead of the defined benefit plan.  To create performance incentives and to encourage share ownership by our employees, we have implemented an employee stock purchase plan, which enables eligible employees worldwide to purchase the Company’s common shares at a discount through payroll contributions. Because our business involves the manufacturing of products, many of our employees are unable to work from home. For certain positions, we do provide hybrid work from home options.

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

Intellectual property security

The Company possesses a wide array of intellectual property rights, including patents, trademarks, copyrights, and applications for the above, as well as other proprietary information. There is a risk that third parties would attempt to copy, in full or in part, the Company’s products, technologies or industrial designs, or to obtain unauthorized access and use of Company technological know-how or other protected intellectual property rights. Also, other companies could successfully develop technologies, products or industrial designs similar to the Company’s, and thus potentially compete with the Company. From time to time, the Company has been faced with instances where competitors have infringed or unfairly used its intellectual property or taken advantage of its design and development efforts. The ability to protect and enforce intellectual property rights varies across jurisdictions. Competitors who attempt to copy the Company’s products, technologies or industrial designs are becoming more prevalent, particularly in Asia. If the Company is unable to adequately enforce and protect its intellectual property rights, it could adversely affect its revenues and profits and hamper its ability to grow.

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

The Company incurred substantial indebtedness, which may impact the Company’s financial condition and the way it operates its business

In connection with the Company’s acquisition of the assets of Fill-Rite, the Company incurred substantial indebtedness. Such indebtedness includes senior secured first lien credit facilities comprised of a $350 million term loan facility and a $100 million revolving credit facility, and an unsecured senior subordinated term loan facility in an aggregate principal amount of $90 million. The indebtedness could have important negative consequences, including:

●	higher borrowing costs resulting from fluctuations in our variable benchmark borrowing rates that have adversely affected, and could in the future adversely affect, our interest rates;

●	reduced availability of cash for the Company’s operations and other business activities after satisfying interest payments and other requirements under the terms of its debt instruments;

●	less flexibility to plan for or react to competitive challenges, and a competitive disadvantage relative to competitors that do not have as much indebtedness;

●	difficulty in obtaining additional financing in the future;

●	inability to comply with covenants in, and potential for default under, the Company’s debt instruments;

●	inability to operate our business or to take advantage of business opportunities due to restrictions created from the debt covenants; and

●	challenges to repaying or refinancing any of the Company’s debt.

The Company’s ability to satisfy its debt and other obligations will depend principally upon its future operating performance. As a result, prevailing economic conditions and financial, business, legal and regulatory and other factors, many of which are beyond the Company’s control, may affect its ability to make payments on its debt and other obligations.

The Company’s operations are subject to the general risks associated with acquisitions

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

The anticipated benefits from the Fill-Rite transaction may not be realized

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

Defined benefit pension plan settlement expense

The Company sponsors a defined benefit pension plan (“GR Plan”) covering certain domestic employees and accrues amounts for funding of its obligations under the plan. The GR Plan allows eligible retiring employees to receive a lump-sum distribution for benefits earned in lieu of annual payments and most of the Company’s retirees historically have elected this option. Under applicable accounting rules, if the lump-sum distributions made for a plan year exceed an actuarially-determined threshold of the total of the service cost and interest cost for the plan year, the Company at such point would be required to recognize for that year’s results of operations settlement expense for the resulting unrecognized actuarial loss. The Company has been required to make such adjustments, and, if such non-cash adjustments are necessary in future periods, they may negatively impact the Company’s operating results.

In 2022, 2021, and 2020, the Company recorded pre-tax non-cash pension settlement charges of $6.4 million, $2.3 million, and $4.6 million, respectively, driven by lump-sum distributions discussed above. See Note 10 to the Consolidated Financial Statements, Pensions and Other Postretirement Benefits.

LIFO inventory method

The majority of the Company’s inventories are valued on the last-in, first-out (LIFO) method and stated at the lower of cost or market. Current cost approximates replacement cost, or market, and LIFO cost is determined at the end of each fiscal year based on inventory levels on-hand at current replacement cost and a LIFO reserve. The Company uses the simplified LIFO method, under which the LIFO reserve is determined utilizing the inflation factor specified in the Producer Price Index for Machinery and Equipment – Pumps, Compressors and Equipment, as published by the U.S. Bureau of Labor Statistics. Interim LIFO calculations are based on management’s estimate of the expected year-end inflation index and, as such, are subject to adjustment each quarter including the fourth quarter when the inflation index for the year is finalized. If inflation causes the Producer Price Index for Machinery and Equipment – Pumps, Compressors and Equipment to increase in future periods, the LIFO reserve will increase with a corresponding increase to non-cash LIFO expense which may negatively impact the Company’s operating results.

In 2022, 2021, and 2020, the Company recorded pre-tax non-cash LIFO expense of $18.0 million, $6.7 million, and $1.0 million, respectively. See Note 5 to the Consolidated Financial Statements, Inventories.

As of December 31, 2022 we had a LIFO reserve of $88.2 million, which at the current U.S. Corporate tax rate, represents approximately $18.5 million of income taxes, payment of which is delayed to future dates based upon changes in inventory costs. From time-to-time, discussions regarding changes in U.S. tax laws have included the potential of LIFO being repealed. Should LIFO be repealed, the $18.5 million of postponed taxes, plus any future benefit realized prior to the date of repeal, would likely have to be repaid over some period of time. Repayment of these postponed taxes will reduce the amount of cash that we would have available to fund our operations, working capital, capital expenditures, acquisitions, or general corporate or other business activities. This could materially and adversely affect our business, financial condition and results of operations,

Family ownership of common equity

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

These considerations may also impact the operations of the Company’s suppliers, who may seek to pass along any increased costs to the Company. Inflationary economic conditions may further increase these various costs. The Company may not be able to pass along any increased material or labor costs to customers for competitive or other reasons. A change in the availability of, or increases in the costs associated with raw materials, parts and components or labor and workforce could affect our ability to fulfill our customer backlog and materially affect our business, financial condition, results of operations or cash flows.

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

Conditions in foreign countries in which the Company conducts business

In 2022, 27% of the Company’s net sales were to customers outside the United States. The Company expects its international and export sales to continue to be a significant portion of its revenue. The Company’s sales from international operations and export sales are subject, in varying degrees, to risks inherent to doing business outside the United States. These risks include, but are not limited to, the following, some of which are further addressed in our other Risk Factors:

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

The Company’s principal production operations are:

United States
Mansfield (two) and Bellville, Ohio	Royersford, Pennsylvania (two)	Olive Branch, Mississippi
Toccoa, Georgia	Glendale, Arizona	Lubbock, Texas
Fort Wayne, Indiana	Lenexa, Kansas

Other Countries
St. Thomas, Ontario, Canada	County Westmeath, Ireland	Waardenburg, The Netherlands
Johannesburg, South Africa	Namur, Belgium

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

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth certain information with respect to the executive officers of the Company as of January 31, 2023:

Name	Age	Office	Date Elected to Executive Office Position
Jeffrey S. Gorman	70	Executive Chairman	1998
Scott A. King	48	President and Chief Executive Officer	2019
James C. Kerr	60	Executive Vice President and Chief Financial Officer	2017
Brigette A. Burnell	47	Executive Vice President, General Counsel and Corporate Secretary	2014

Mr. Gorman was elected Executive Chairman effective January 1, 2022 after previously serving as Chairman of the Board since April 25, 2019, Chief Executive Officer from May 1, 1998 to December 31, 2021 and as President from 1998 to 2020 after having served as Senior Vice President since 1996. Mr. Gorman also held the position of General Manager of the Gorman-Rupp Pumps USA division from 1989 through 2005. He served as Assistant General Manager from 1986 to 1988; and he held the office of Corporate Secretary from 1982 to 1990. He has served as a Director of the Company continuously since 1989.

Mr. King was elected Chief Executive Officer effective January 1, 2022 in addition to his role as President. Mr. King served as President and Chief Operating Officer since January 1, 2021 after previously serving as Vice President and Chief Operating Officer since April 25, 2019. Mr. King also previously served as Vice President of Operations effective March 1, 2018 and as Vice President from April 1, 2017 to February 28, 2018. Mr. King previously held positions with the Gorman-Rupp Pumps USA division of the Company as Vice President and General Manager from January 1, 2014 until March 31, 2017, Vice President of Operations from June 1, 2010 until December 31, 2013, Director of Manufacturing from July 1, 2007 until May 31, 2010 and Manufacturing Manager from November 1, 2004 until June 30, 2007. He has served as a Director of the Company continuously since 2021.

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

Ms. Burnell was elected Executive Vice President, General Counsel and Corporate Secretary effective March 1, 2022 after previously serving as Senior Vice President, General Counsel and Corporate Secretary since January 1, 2021. Ms. Burnell previously served as Vice President, General Counsel and Corporate Secretary effective March 1, 2018, General Counsel effective May 1, 2015, and as Corporate Secretary effective May 1, 2014. Ms. Burnell previously served as Corporate Counsel effective May 1, 2014. Ms. Burnell joined the Company as Corporate Attorney on January 2, 2014. Prior to 2014, Ms. Burnell served as Corporate Counsel of Red Capital Group from 2011 to 2013 and as an Associate at Jones Day from 2002 to 2011.

PART  II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is listed on the New York Stock Exchange under the ticker symbol “GRC”. On February 1, 2023, there were 1,570 registered holders of the Company’s common shares.

The Company currently expects to continue its exceptional history of paying regular quarterly dividends, and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on an assessment of the Company’s financial condition and business outlook at the applicable time.

PERFORMANCE GRAPH

The following stock price performance graph and related table compares the cumulative total returns (assuming reinvestment of dividends) on $100 invested on December 31, 2017 through December 31, 2022 in the Company’s common shares, the NYSE Composite Index, the NYSE American Index and a peer group of companies in the SIC Code 3561 Index — Pumps and Pumping Equipment. The stock price performance graph and related table is not necessarily indicative of future investment performance. This graph is not deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the graph shall not be deemed to be incorporated by reference into any prior or subsequent filing by us under the Securities Act of 1933, as amended, or the Exchange Act.

	2017	2018	2019	2020	2021	2022
The Gorman-Rupp Company	100.00	111.78	131.52	115.91	161.92	95.23
NYSE Composite	100.00	91.20	114.67	122.69	148.06	134.22
NYSE American	100.00	88.23	100.34	92.80	134.71	162.54
SIC Code 3561	100.00	91.06	121.51	141.94	166.38	144.49

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

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
October 1 to October 31, 2022	-	-	-	$48,067
November 1 to November 30, 2022	-	-	-	48,067
December 1 to December 31, 2022	-	-	-	48,067
Total	-	-	-	$48,067

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in tables in thousands of dollars, except for per share data)

Executive Overview

On May 31, 2022, the Company acquired the assets of Fill-Rite and Sotera (“Fill-Rite”), a division of Tuthill Corporation, for $528.0 million. When adjusted for approximately $80.0 million in expected tax benefits, the net transaction value is approximately $448.0 million. The Company funded the transaction with cash on-hand and new debt. The Company incurred $7.1 million of one-time acquisition costs during the year ended December 31, 2022 and does not expect to incur material acquisition costs in connection with the transaction going forward. The results of operations for Fill-Rite from the acquisition date are included in the Company’s Consolidated Statements of Income for the year ended December 31, 2022.

The following discussion of Results of Operations includes certain non-GAAP financial data and measures such as adjusted earnings per share and adjusted earnings before interest, taxes, depreciation and amortization. Adjusted earnings per share is earnings per share excluding non-cash pension settlement charges per share, one-time acquisition costs per share, amortization of step up in value of acquired inventories per share, and amortization of customer backlog per share. Adjusted earnings before interest, taxes, depreciation and amortization is net income (loss) excluding interest, taxes, depreciation and amortization, adjusted to exclude non-cash pension settlement charges, one-time acquisition costs, amortization of step up in value of acquired inventories, amortization of customer backlog, and non-cash LIFO expense. Management utilizes these adjusted financial data and measures to assess comparative operations against those of prior periods without the distortion of non-comparable factors. The inclusion of these adjusted measures should not be construed as an indication that the Company’s future results will be unaffected by unusual or infrequent items or that the items for which the Company has made adjustments are unusual or infrequent or will not recur. Further, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which method they may elect. The Gorman-Rupp Company believes that these non-GAAP financial data and measures also will be useful to investors in assessing the strength of the Company’s underlying operations from period to period. These non-GAAP financial measures are not intended to replace GAAP financial measures, and they are not necessarily standardized or comparable to similarly titled measures used by other companies. Provided below is a reconciliation of adjusted earnings per share and adjusted earnings before interest, taxes, depreciation and amortization.

	2022	2021	2020
Adjusted earnings per share:
Reported earnings per share – GAAP basis	$0.43	$1.14	$0.97
Plus pension settlement charge	0.20	0.07	0.14
Plus one-time acquisition costs	0.22	-	-
Plus amortization of step up in value of acquired inventories	0.04	-	-
Plus amortization of acquired customer backlog	0.05	-	-
Non-GAAP adjusted earnings per share	$0.94	$1.21	$1.11

Adjusted earnings before interest, taxes, depreciation and amortization:
Reported net income – GAAP basis	$11,195	$29,851	$25,188
Plus interest expense	19,240	1	18
Plus provision for income taxes	2,677	7,397	6,058
Plus depreciation and amortization	21,158	11,914	12,692
Non-GAAP earnings before interest, taxes, depreciation and amortization	54,270	49,163	43,956
Plus pension settlement charge	6,427	2,304	4,583
Plus one-time acquisition costs	7,088	-	-
Plus amortization of step up in value of acquired inventories	1,406	-	-
Plus amortization of acquired customer backlog	1,517	-	-
Plus non-cash LIFO expense	18,041	6,669	969
Non-GAAP adjusted earnings before interest, taxes, depreciation and amortization	$88,749	$58,136	$49,508

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

As a result of the Fill-Rite acquisition, the Company’s cash position decreased $118.4 million during the year ended December 31, 2022 to $6.8 million. The Company generated $88.7 million in adjusted earnings before interest, taxes, depreciation and amortization during the same period. From these earnings, the Company invested $18.0 million primarily in buildings, machinery and equipment and returned $17.9 million in dividends to shareholders.

Capital expenditures in 2022 were $18.0 million and consisted primarily of machinery and equipment and building improvements. Capital expenditures for the full-year 2023 are presently planned to be in the range of $18-$20 million primarily for machinery and equipment purchases, and are expected to be financed through internally-generated funds.

The Company’s backlog of orders was $267.4 million at December 31, 2022 compared to $186.0 million at December 31, 2021, an increase of 43.8%. Fill-Rite added $13.0 million to the backlog at December 31, 2022. The increase in backlog for the year ending December 31, 2022 was primarily driven by strong incoming orders during the year, large municipal orders which are longer term in nature, and the acquisition of Fill-Rite. The backlog aging was consistent with historical levels. Approximately 89% of the Company’s backlog of unfilled orders is scheduled to be shipped during 2023, with the remainder principally during the first half of 2024.

Incoming orders increased 30.6% for the year ending December 31, 2022 compared to the same period in 2021, and 11.2% excluding Fill-Rite.

On January 26, 2023, the Board of Directors authorized the payment of a quarterly dividend of $0.175 per share, representing the 292nd consecutive quarterly dividend to be paid by the Company. During 2022, the Company again paid increased dividends and thereby attained its 50th consecutive year of increased dividends. These consecutive years of increases continue to position Gorman-Rupp in the top 50 of all U.S. public companies with respect to number of years of increased dividend payments. The regular dividend yield at December 31, 2022 was 2.7%.

The Company currently expects to continue its exceptional history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.

Outlook

As we begin our 90th year, our outlook remains positive. We enter 2023 with record backlog and believe the majority of our markets will continue to show growth, particularly those related to infrastructure.  We expect our 2023 gross margin to benefit as the pricing actions we have taken throughout 2022 are fully realized and the impact of LIFO and related expense returns to more normal levels.   In addition to pursuing earnings growth, we continue to focus on cash flow by improving on our working capital through inventory management without diminishing customer service.

Results of Operations – 2022 Compared to 2021:

Net Sales

	Year Ended
	December 31,
	2022	2021	$ Change	% Change
Net sales	$521,027	$378,316	$142,711	37.7%

Net sales for 2022 were $521.0 million compared to net sales of $378.3 million for 2021, an increase of 37.7% or $142.7 million. Domestic sales of $381.3 million increased 46.3%, or $120.6 million, and international sales of $139.7 million increased 18.8%, or $22.1 million, compared to 2021. Fill-Rite sales, which are primarily domestic, were $87.4 million from the acquisition date of May 31, 2022 to December 31, 2022.

Excluding Fill-Rite, sales in our water markets increased 15.9% or $42.5 million in 2022 compared to 2021. Sales increased $17.3 million in the fire market, $14.8 million in the municipal market, $6.4 million in the repair market, and $5.1 million in the construction market. Partially offsetting these increases was a decrease of $1.1 million in the agriculture market.

Excluding Fill-Rite, sales in our non-water markets increased 11.7% or $12.8 million in 2022 compared to 2021. Sales increased $13.5 million in the industrial market and $1.9 million in the OEM market. Partially offsetting these increases was a decrease of $2.6 million in the petroleum market.

Cost of Products Sold and Gross Profit

	Year Ended
	December 31,
	2022	2021	$ Change	% Change
Cost of products sold	$390,090	$282,419	$107,671	38.1%
% of Net sales	74.9%	74.7%
Gross margin	25.1%	25.3%

Gross profit was $130.9 million in 2022, resulting in gross margin of 25.1%, compared to gross profit of $95.9 million and gross margin of 25.3% in 2021. The 20 basis point decrease in gross margin was driven by a 280 basis point increase in cost of material, which included an unfavorable LIFO impact of 170 basis points, an unfavorable impact of 30 basis points related to Fill-Rite inventory recorded at fair value and recognized during the second quarter of 2022, and an unfavorable impact of 30 basis points related to the amortization of acquired Fill-Rite customer backlog. The full amount of the step up to record Fill-Rite inventory at fair value was recognized during the second quarter of 2022 and will not recur, while the acquired Fill-Rite customer backlog will be fully amortized within the next two quarters. The increase in cost of material was partially offset by a 260 basis point improvement from labor and overhead leverage due to increased sales volume.

For further discussion on the LIFO inventory costing method, see Note 1 “Summary of Significant Accounting Policies” and Note 5 “Inventories” in the Notes to our Consolidated Financial Statements.

Selling, General and Administrative (SG&A) Expenses

	Year Ended
	December 31,
	2022	2021	$ Change	% Change
Selling, general and administrative expenses	$83,117	$56,004	$27,113	48.4%
% of Net sales	16.0%	14.8%

Selling, general and administrative (“SG&A”) expenses were $83.1 million in 2022, which included $7.1 million of one-time acquisition costs. Excluding acquisition costs, SG&A expenses were $76.0 million and 14.6% of net sales in 2022 compared to $56.0 million and 14.8% of net sales in 2021. The decrease in SG&A expenses as a percentage of sales, excluding acquisition costs, was primarily due to leverage from increased sales volume.

Amortization Expense

	Year Ended
	December 31,
	2022	2021	$ Change	% Change
Amortization expense	$7,637	$537	$7,100	1,322.2%
% of Net sales	1.5%	0.1%

Amortization expense was $7.6 million in 2022 compared to $0.5 million in 2021. The increase in amortization expense was due to $7.0 million in amortization attributable to the Fill-Rite acquisition.

Operating Income

	Year Ended
	December 31,
	2022	2021	$ Change	% Change
Operating income	$40,183	$39,356	$827	2.1%
% of Net sales	7.7%	10.4%

Operating income was $40.2 million in 2022, which included $7.1 million in one-time acquisition costs, $1.4 million of inventory step up amortization, and $1.5 million of acquired customer backlog amortization. Excluding acquisition costs, inventory step up and backlog amortization, operating income was $50.2 million in 2022, resulting in an operating margin of 9.6%, compared to operating income of $39.4 million and operating margin of 10.4% in 2021. The decrease of 80 basis points in operating margin was primarily the result of an unfavorable LIFO impact.

Interest Expense

	Year Ended
	December 31,
	2022	2021	$ Change	% Change
Interest Expense	$19,240	$-	$19,240	100.0%
% of Net sales	3.7%	-%

Interest expense was $19.2 million in 2022. No interest expense was recorded in 2021. The interest expense was due to debt financing attributable to the Fill-Rite acquisition.

Net Income

	Year Ended
	December 31,
	2022	2021	$ Change	% Change
Income before income taxes	$13,872	$37,248	$(23,376)	(62.8)%
% of Net sales	2.7%	9.8%
Income taxes	$2,677	$7,397	$(4,720)	(63.8)%
Effective tax rate	19.3%	19.9%
Net income	$11,195	$29,851	$(18,656)	(62.5)%
% of Net sales	2.1%	7.9%
Earnings per share	$0.43	$1.14	$(0.71)	(62.3)%

Net income was $11.2 million, or $0.43 per share, in 2022 compared to $29.9 million, or $1.14 per share, in 2021. Adjusted earnings per share in 2022 were $0.94 per share compared to $1.21 per share in 2021. Adjusted earnings per share in 2022 included an unfavorable LIFO impact of $0.56 per share compared to an unfavorable LIFO impact of $0.20 per share in 2021.

The Company’s effective tax rate was 19.3% for 2022 compared to 19.9% for 2021. The effective tax rate for 2022 was impacted by similar benefits from credits and permanent items as the prior year on lower pretax income. We expect our effective tax rate for 2023 to be between 20.0% and 22.0%.

Results of Operations – 2021 Compared to 2020:

Information pertaining to fiscal year 2020 was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 beginning on page 15 under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed with the SEC on March 1, 2021.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and borrowings under our Credit Facility. Cash and cash equivalents totaled $6.8 million at December 31, 2022. The Company had an additional $78.5 million available under the revolving credit facility after deducting $17.0 million drawn and $1.5 million in outstanding letters of credit primarily related to customer orders. During 2022, our debt obligations increased as a result of the Senior Term Loan Facility, revolving Credit Facility and Subordinated Credit Facility entered into in connection with the Fill-Rite transaction. See Note 6 “Financing Arrangements” in the Notes to our Consolidated Financial Statements.

Capital expenditures for 2023, which are expected to consist principally of machinery and equipment purchases, are estimated to be in the range of $18 - $20 million and are expected to be financed through internally generated funds. During 2022, 2021 and 2020, the Company financed its capital improvements and working capital requirements principally through internally generated funds.

The Company contributed $2.3 million to its defined benefit pension plans in 2022 and expects to contribute up to $2.3 million to its defined benefit pension plans in 2023.

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

The following table reconciles adjusted earnings before interest, income taxes and depreciation and amortization as reconciled above to free cash flow:

	2022	2021	2020
Non-GAAP adjusted earnings before interest, taxes, depreciation and amortization	$88,749	$58,136	$49,508
Less capital expenditures	(17,986)	(9,751)	(7,999)
Less cash dividends	(17,872)	(16,586)	(15,394)
Non-GAAP free cash flow	$52,891	$31,799	$26,115

Financial Cash Flow

	Year Ended
	December 31,
	2022	2021	2020
Beginning of period cash and cash equivalents	$125,194	$108,203	$80,555
Net cash provided by operating activities	13,685	45,438	51,162
Net cash used for investing activities	(545,673)	(9,169)	(7,704)
Net cash received from (used for) financing activities	414,113	(18,553)	(16,136)
Effect of exchange rate changes on cash	(536)	(725)	326
Net increase (decrease) in cash and cash equivalents	(118,411)	16,991	27,648
End of period cash and cash equivalents	$6,783	$125,194	$108,203

The decrease in cash provided by operating activities in 2022 compared to 2021 was primarily due to interest expense of $19.2 million and acquisition costs of $7.1 million as well as increases in accounts receivable and inventory as the result of increased sales and backlog. In addition, cash flow from accounts payable decreased $11.0 million from 2021 to 2022 and deferred revenue and customer deposits have decreased in the current year compared to an increase in the prior year.

During 2022, investing activities of $545.7 million consisted of $528.0 million for the acquisition of Fill-Rite and $18.0 million for capital expenditures primarily for machinery and equipment. During 2021, investing activities of $9.2 million consisted of capital expenditures primarily for machinery and equipment of $9.8 million.

Net cash received of $414.1 million from financing activities for 2022 consisted of proceeds from the Senior Secured Term Loan Facility of $350.0 million, $90.0 million from the unsecured Subordinated Credit Facility, and $17.0 million from the revolving Credit Facility. Partially offsetting these proceeds were debt issuance fees paid of $15.2 million, dividend payments of $17.9 million, payments on borrowings of $8.9 million and share repurchases of $0.9 million during 2022. During 2021, net cash used for financing activities of $18.6 million consisted primarily of dividend payments of $16.6 million and open market share repurchases of $1.2 million. See Note 6 “Financing Arrangements” in the Notes to our Consolidated Financial Statements.

Maturities of long-term debt in the next five fiscal years, and the remaining years thereafter, are as follows:

2023	2024	2025	2026	2027	Total
$17,500	$21,875	$30,625	$35,000	$343,250	$448,250

The Company was in compliance with its debt covenants, including limits on additional borrowings and maintenance of certain operating and financial ratios at December 31, 2022 and December 31, 2021. We believe we have adequate liquidity from funds on hand and borrowing capacity to execute our financial and operating strategy, as well as comply with debt obligation and financial covenants for at least the next 12 months.

The Company currently expects to continue its exceptional history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.

The Board of Directors has authorized a share repurchase program of up to $50.0 million of the Company’s common shares, of which approximately $48.1 million has yet to be repurchased. The actual number of shares repurchased will depend on prevailing market conditions, alternative uses of capital and other factors, and will be determined at management’s discretion. The Company is not obligated to make any purchases under the program, and the program may be suspended or discontinued at any time.

Contractual Obligations

Capital commitments in the table below include contractual commitments to purchase machinery and equipment that have been approved by the Board of Directors. The capital commitments do not represent the entire anticipated purchases in the future but represent only those substantive items for which the Company is contractually obligated as of December 31, 2022. Also, the Company has operating leases and two financing leases for certain offices, manufacturing facilities, land, office equipment and automobiles. Rental expenses relating to these leases were $1.4 million in 2022, $0.9 million in both 2021 and 2020.

The following table summarizes the Company’s contractual obligations at December 31, 2022:

	Payment Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital commitments	$2,625	$2,625	$-	$-	$-
Leases	2,348	1,217	1,078	45	8
Total	$4,973	$3,842	$1,078	$45	$8

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

Pension Plans and Other Postretirement Benefit Plans

The Company recognizes the obligations associated with its defined benefit pension plans and defined benefit health care plans in its Consolidated Financial Statements. The measurement of liabilities related to its pension plans and other postretirement benefit plans is based on management’s assumptions related to future events including interest rates, return on pension plan assets, rate of compensation increases and health care cost trend rates. Actual pension plan asset performance will either reduce or increase pension losses included in accumulated other comprehensive loss, which ultimately affects net income. The discount rates used to determine the present value of future benefits are based on estimated yields of investment grade fixed income investments.

The discount rates used to value pension plan obligations were 4.89% at December 31, 2022 and 2.44% at December 31, 2021, respectively. The discount rates used to value postretirement obligations were 5.16% at December 31, 2022 and 2.70% at December 31, 2021, respectively. The discount rates were determined by constructing a zero-coupon spot yield curve derived from a universe of high-quality bonds as of the measurement date. The expected rate of return on pension assets is designed to be a long-term assumption that will be subject to year-to-year variability. The rate for 2022 was 5.0% and 2021 was 5.10%. Actual pension plan asset performance will either reduce or increase unamortized losses included in Accumulated other comprehensive loss, which will ultimately affect net income. The assumed rate of compensation increase was 3.50% in both 2022 and 2021.

Substantially all retirees elect to take lump sum settlements of their pension plan benefits. When interest rates are low, this subjects the Company to the risk of exceeding an actuarial threshold computed on an annual basis and triggering a GAAP-required non-cash pension settlement loss, which occurred in 2022 and 2021.

The assumption used for the rate of increase in medical costs over the next five years was 5% in both 2022 and 2021.

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

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense for all periods presented. The Company accrued approximately $0.2 million for the payment of interest and penalties at December 31, 2022, 2021 and 2020.

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

The Company performed a qualitative analyses as of October 1, 2022 and 2021 for all of its reporting units except for one and concluded that it is more likely than not that the fair value of the reporting units continues to exceed the respective carrying amounts.

The Company performed a quantitative impairment analysis as of October 1, 2022 for the National Pump Company (“National”) reporting unit and concluded that National’s fair value exceeded its carrying value and therefore was not impaired. A sensitivity analysis was performed for the National reporting unit, assuming a hypothetical 100 basis point decrease in the expected long-term growth rate or a hypothetical 100 basis point increase in the weighted average cost of capital, and both scenarios independently yielded an estimated fair value for the National reporting unit above carrying value. If National fails to experience growth or revises its long-term projections downward, it could be subject to impairment charges in the future. Goodwill relating to the National reporting unit is $13.6 million, 1.6% of the Company’s December 31, 2022 total assets. See Note 11 to the Consolidated Financial Statements, “Goodwill and Other Intangible Assets”.

Other indefinite-lived intangible assets primarily consist of trademarks and trade names. The fair value of these assets is also tested annually for impairment as of October 1, or whenever events or changes in circumstances indicate there may be a possible permanent loss of value. The fair value of these assets is determined using a royalty relief methodology similar to that employed when the associated assets were acquired, but using updated estimates of future sales, cash flows and profitability. For 2022 and 2021, the fair value of all indefinite lived intangible assets exceeded the respective carrying values.

Finite-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recovered through future net cash flows generated by the assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net undiscounted cash flows estimated to be generated by such assets. The Company was not aware of any events or changes in circumstances that indicate the carrying value of its finite-lived assets may not be recoverable. See Note 11 to the Consolidated Financial Statements, Goodwill and Other Intangible Assets.

Acquisitions

The Company allocates the purchase price of its acquisitions to the assets acquired, liabilities assumed, and noncontrolling interests based upon their respective fair values at the acquisition date. The Company utilizes management estimates and inputs from an independent third-party valuation firm to assist in determining these fair values.

The Company uses the income, market or cost approach (or a combination thereof) for the valuation as appropriate. The valuation inputs in these models and analyses are based on market participant assumptions.  Management values property, plant and equipment using the cost approach supported where available by observable market data, which includes consideration of obsolescence. Management values acquired intangible assets using the relief from royalty method or excess earnings method, which are forms of the income approach supported by observable market data for peer companies. The significant assumptions used to estimate the value of the acquired intangible assets include discount rates and certain assumptions that form the basis of future cash flows (such as revenue growth rates, EBITDA margins, customer attrition rates, and royalty rates), which are considered Level 3 assets as the assumptions are unobservable inputs developed by the Company. Acquired inventories are recorded at fair value. For certain items, the carrying value is determined to be a reasonable approximation of fair value based on information available to the Company.

The excess of the acquisition price over estimated fair values is recorded as goodwill. Goodwill is adjusted for any changes to acquisition date fair value amounts made within the measurement period. Acquisition-related transaction costs are recognized separately from the business combination and expensed as incurred. See Note 2 to the Consolidated Financial Statements, “Acquisitions”.

Other Matters

Certain transactions with related parties occur in the ordinary course of business and are not considered to be material to the Company’s consolidated financial position, net income or cash flows.

The Company does not have any off-balance sheet arrangements, financings or other relationships with unconsolidated “special purpose entities.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Exposure to foreign exchange rate risk is due to certain costs and revenue being denominated in currencies other than one of the Company’s subsidiaries functional currency. The Company is also exposed to market risk as the result of changes in interest rates which may affect the cost of financing. We continually monitor these risks and regularly develop appropriate strategies to manage them. Accordingly, from time to time, we may enter into certain derivative or other financial instruments. These financial instruments are used to mitigate market exposure and are not used for trading or speculative purposes.

Interest Rate Risk

The results of operations are exposed to changes in interest rates primarily with respect to borrowings under the Company’s Senior Term Loan Facility, Credit Facility, and Subordinated Credit Facility. Borrowings under the Senior Term Loan Facility and Credit Facility may be made either at (i) a base rate plus the applicable margin, which ranges from 0.75% to 1.75%, or at (ii) an Adjusted Term SOFR Rate, plus the applicable margin, which ranges from 1.75% to 2.75%. Borrowings under the Subordinated Credit Facility bear interest at (i) either a base rate plus 8.0%, or at (ii) an Adjusted Term SOFR Rate plus 9.1%. At December 31, 2022, the Company had $341.3 million in borrowings under the Senior Term Loan Facility, $17.0 million in borrowings under the Credit Facility, and $90.0 million in borrowings under the Subordinated Credit Facility. See Note 6 “Financing Arrangements” in the Notes to our Consolidated Financial Statements.

To reduce the exposure to changes in the market rate of interest, effective October 31, 2022, the Company entered into interest rate swap agreements for a portion of the Senior Term Loan Facility. Terms of the interest rate swap agreements require the Company to receive a fixed interest rate and pay a variable interest rate. The interest rate swap agreements are expected to be designated as a cash flow hedge, and as a result, the mark-to-market gains or losses will be deferred and included as a component of accumulated other comprehensive income (loss) and reclassified to interest expense in the period during which the hedged transactions affect earnings. See “Derivative Financial Instruments” and “Interest Rate Derivatives” in the Notes to our Consolidated Financial Statements.

The Company estimates that a hypothetical increase of 100 basis points in interest rates would increase interest expense by approximately $2.8 million on an annual basis.

Foreign Currency Risk

The Company’s foreign currency exchange rate risk is limited primarily to the Euro, Canadian Dollar, South African Rand and British Pound. The Company manages its foreign exchange risk principally through invoicing customers in the same currency as is used in the market of the source of products. The foreign currency transaction gains (losses) for 2022 and 2020 were $0.2 million and $0.3 million, respectively, and are reported within Other (expense) income, net on the Consolidated Statements of Income. There were no net foreign currency transaction gains (losses) for the period ending December 31, 2021.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Gorman-Rupp Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Gorman-Rupp Company (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 8, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matters

     The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

National Pump Company Goodwill Impairment Evaluation

Description of the Matter

At December 31, 2022, the Company’s total goodwill was $257.7 million, of which, $13.6 million related to the National Pump Company reporting unit. Goodwill is assigned to the Company’s reporting units as of the acquisition date. As discussed in Note 1 and Note 11 of the consolidated financial statements, goodwill is tested for impairment at least annually on October 1 at the reporting unit level, or when events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For 2022, the Company used a quantitative analysis for the annual goodwill impairment testing for its National Pump Company reporting unit. The Company uses an income and market approach in its quantitative impairment tests.

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

Valuation of the Customer Relationships Intangible Asset Related to the Fill-Rite Acquisition

Description of the Matter

As discussed in Note 1 and Note 2 of the consolidated financial statements, on May 31, 2022, the Company acquired the assets of Fill-Rite and Sotera (“Fill-Rite”), a division of Tuthill Corporation, for cash consideration of $528.0 million. The acquisition of Fill-Rite has been accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and liabilities assumed be recognized at their respective fair values as of the acquisition date. The Company preliminarily allocated $200.9 million of the purchase price to the fair value of the acquired customer relationships intangible asset. The purchase price allocation for Fill-Rite is preliminary. The finalization of the purchase accounting assessment may result in changes in the valuation of assets acquired and liabilities assumed.

Auditing management’s preliminary valuation of the customer relationships intangible asset in the Fill-Rite acquisition was complex and highly judgmental due to the significant estimation uncertainty in the Company’s determination of the preliminary fair value of the customer relationships intangible asset under an income approach using discounted cash flows. The significant estimation uncertainty was primarily due to the sensitivity of the fair value to underlying assumptions including forecasted revenue growth rates, EBITDA margins, customer attrition rate, and discount rate. These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting process for the customer relationships intangible asset, including controls over management’s review of the significant assumptions mentioned above in the determination of fair value under the income approach.

To test the estimated fair value of the acquired customer relationships intangible asset, our audit procedures included, among others, evaluating the Company's selection of the valuation method, testing significant assumptions used by the Company and testing the completeness and accuracy of the underlying data. For example, we performed analyses to evaluate the sensitivity of changes in assumptions to the fair value of the customer relationships intangible asset and compared the significant assumptions to current industry, market and economic trends, and historical results of the acquired business. In addition, we involved our valuation specialist to assist with our evaluation of the methodology and significant assumptions used by the Company to determine the preliminary fair value estimate of the customer relationships intangible asset, including the forecasted revenue growth rates, EBITDA margins, customer attrition rate, and discount rate.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since at least 1967, but we are unable to determine the specific year.

Cleveland, Ohio

March 8, 2023

The Gorman-Rupp Company

Consolidated Statements of Income

	Year Ended December 31,
(Dollars in thousands, except share and per share amounts)	2022	2021	2020

Net sales	$521,027	$378,316	$348,967
Cost of products sold	390,090	282,419	259,412
Gross profit	130,937	95,897	89,555
Selling, general and administrative expenses	83,117	56,004	52,708
Amortization expense	7,637	537	1,094
Operating income	40,183	39,356	35,753
Interest expense	(19,240)	-	-
Other income (expense), net	(7,071)	(2,108)	(4,507)
Income before income taxes	13,872	37,248	31,246
Provision from income taxes	2,677	7,397	6,058
Net income	$11,195	$29,851	$25,188

Earnings per share	$0.43	$1.14	$0.97
Average number of shares outstanding	26,089,976	26,119,376	26,092,576

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020

Net income	$11,195	$29,851	$25,188

Cumulative translation adjustments	(2,768)	(2,807)	3,111
Cash flow hedging activity	(617)	-	-
Pension and postretirement medical liability adjustments, net of tax	9,241	2,854	(4,951)
Other comprehensive income (loss)	5,856	47	(1,840)
Comprehensive income	$17,051	$29,898	$23,348

See notes to consolidated financial statements.

The Gorman-Rupp Company

Consolidated Balance Sheets

	December 31,
(Dollars in thousands)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$6,783	$125,194
Accounts receivable, net	93,059	58,545
Inventories, net	111,133	85,648
Prepaid and other	14,551	7,795
Total current assets	225,526	277,182
Property, plant and equipment, net	128,640	104,293
Other assets	11,579	6,193
Other intangible assets, net	249,361	5,843
Goodwill	257,724	27,243
Total assets	$872,830	$420,754

Liabilities and equity
Current liabilities:
Accounts payable	$24,697	$17,633
Payroll and employee related liabilities	17,132	11,754
Commissions payable	10,116	8,164
Deferred revenue and customer deposits	6,740	9,200
Current portion of long-term debt	17,500	-
Accrued expenses	9,028	5,689
Total current liabilities	85,213	52,440
Pension benefits	9,352	9,342
Postretirement benefits	22,413	27,359
Long-term debt, net of current portion	419,327	-
Other long-term liabilities	5,331	1,637
Total liabilities	541,636	90,778
Equity:
Common shares, without par value:
Authorized – 35,000,000 shares;

Outstanding – 26,094,865 shares at December 31, 2022 and 26,103,661 shares at December 31, 2021 (after deducting treasury shares of 953,931 and 945,135, respectively), at stated capital amounts	5,097	5,099
Additional paid-in capital	3,912	1,838
Retained earnings	346,659	353,369
Accumulated other comprehensive (loss)	(24,474)	(30,330)
Total equity	331,194	329,976
Total liabilities and equity	$872,830	$420,754

See notes to consolidated financial statements.

The Gorman-Rupp Company

Consolidated Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Cash flows from operating activities:
Net income	$11,195	$29,851	$25,188
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,158	11,914	12,692
LIFO expense	18,041	6,669	969
Pension expense	9,985	4,989	7,489
Contributions to pension plan	(2,250)	(2,000)	(2,000)
Stock based compensation	2,957	2,396	42
Amortization of debt issuance fees	1,717	-	-
Deferred income tax charge (benefit)	(1,086)	50	544
Other	(128)	(103)	11
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(13,954)	(8,702)	15,247
Inventories, net	(32,772)	(10,959)	(6,279)
Accounts payable	(2,250)	8,717	(6,845)
Commissions payable	2,051	2,718	(1,565)
Deferred revenue and customer deposits	(2,329)	1,351	2,953
Accrued expenses and other	(557)	(1,631)	5,162
Income taxes	1,907	178	(2,446)
Net cash provided by operating activities	13,685	45,438	51,162
Cash flows from investing activities:
Capital additions	(17,986)	(9,751)	(7,999)
Acquisitions	(527,993)	-	-
Other	306	582	295
Net cash used for investing activities	(545,673)	(9,169)	(7,704)
Cash flows from financing activities:
Cash dividends	(17,872)	(16,586)	(15,394)
Treasury share repurchases	(918)	(1,245)	(361)
Proceeds from bank borrowings	457,000	-	-
Payments to banks for borrowings	(8,750)	-	-
Debt issuance fees	(15,217)	-	-
Other	(130)	(722)	(381)
Net cash provided by (used for) financing activities	414,113	(18,553)	(16,136)
Effect of exchange rate changes on cash	(536)	(725)	326
Net increase (decrease) in cash and cash equivalents	(118,411)	16,991	27,648
Cash and cash equivalents:
Beginning of year	125,194	108,203	80,555
End of period	$6,783	$125,194	$108,203

See notes to consolidated financial statements.

The Gorman-Rupp Company

Consolidated Statements of Equity

	Common Shares		Additional Paid-In	Retained	Accumulated Other Comprehensive
(Dollars in thousands, except share and per share amounts)	Shares	Dollars	Capital	Earnings	(Loss) Income	Total

Balances December 31, 2019	26,067,502	$5,091	$1,147	$330,177	$(28,537)	$307,878

Net income				25,188		25,188

Other comprehensive loss					(1,840)	(1,840)

Stock based compensation, net	45,338	10	(135)	167		42

Treasury share repurchases	(10,848)	(2)	(319)	(40)		(361)

Cash dividends - $0.59 per share				(15,394)		(15,394)

Balances December 31, 2020	26,101,992	5,099	693	340,098	(30,377)	315,513

Net income				29,851		29,851

Other comprehensive income					47	47

Stock based compensation, net	31,707	7	2,273	116		2,396

Treasury share repurchases	(30,038)	(7)	(1,128)	(110)		(1,245)

Cash dividends - $0.64 per share				(16,586)		(16,586)

Balances December 31, 2021	26,103,661	5,099	1,838	353,369	(30,330)	329,976

Net income				11,195		11,195

Other comprehensive income					5,856	5,856

Stock based compensation, net	15,750	3	2,896	58		2,957

Treasury share repurchases	(24,546)	(5)	(822)	(91)		(918)

Cash dividends - $0.69 per share				(17,872)		(17,872)

Balances December 31, 2022	26,094,865	$5,097	$3,912	$346,659	$(24,474)	$331,194

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

Cash Equivalents and Short-Term Investments

The Company considers highly liquid instruments with maturities of 90 days or less to be cash equivalents. The Company periodically makes short-term investments for which cost approximates fair value. Short-term investments at December 31, 2022 and 2021 consisted primarily of a certificate of deposit and is classified as Prepaid and other on the Consolidated Balance Sheets.

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

Inventories

The majority of the Company’s inventories are valued on the last-in, first-out (LIFO) method and stated at the lower of cost or market. All other inventories are stated at the lower of cost or net realizable value with cost determined using the first-in, first-out (FIFO) method. Cost components include materials, inbound freight costs, labor and allocations of fixed and variable overheads on an absorption costing basis.

The costs for approximately 68% and 72% of inventories at December 31, 2022 and 2021, respectively, were determined using the last-in, first-out (LIFO) method. Current cost approximates replacement cost, or market, and LIFO cost is determined at the end of each fiscal year based on inventory levels on-hand at current replacement cost and a LIFO reserve. The Company uses the simplified LIFO method, under which the LIFO reserve is determined utilizing the inflation factor specified in the Producer Price Index for Machinery and Equipment – Pumps, Compressors and Equipment, as published by the U.S. Bureau of Labor Statistics. Interim LIFO calculations are based on management’s estimate of the expected year-end inflation index and, as such, are subject to adjustment each quarter including the fourth quarter when the inflation index for the year is finalized. When inflation increases, the LIFO reserve and non-cash expense increase.

Property, plant and equipment

Property, plant and equipment are stated on the basis of cost. Repairs and maintenance costs are expensed as incurred. Depreciation for property, plant and equipment assets is computed using the straight-line method over the estimated useful lives of the assets and is included in Cost of products sold and Selling, general and administrative expenses based on the use of the assets. Depreciation expense was $13.3 million, $11.2 million, and $11.4 million for 2022, 2021, and 2020, respectively.

Depreciation of property, plant and equipment is determined based on the following lives:

	Years
Buildings	20	-	50
Machinery and equipment	5	-	15
Software	3	-	5

Property, plant and equipment consist of the following:

	2022	2021
Land	$6,215	$5,813
Buildings	119,197	112,760
Machinery and equipment	212,581	188,123
	337,993	306,696
Less accumulated depreciation	(209,353)	(202,403)
Property, plant and equipment, net	$128,640	$104,293

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

No impairment charges were recognized in any of the Company’s reporting units in 2022, 2021, or 2020. See Note 11 to the Consolidated Financial Statements, Goodwill and Other Intangible Assets.

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

	Years
Technology and drawings	13	-	20
Customer relationships	9	-	20
Other intangibles	2	-	18

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

Identifiable intangible assets not subject to amortization are tested for impairment annually or more frequently if events warrant. The fair value of these assets is determined using a royalty relief methodology similar to that employed when the associated assets were acquired, but using updated estimates of future sales, cash flows and profitability. For 2022, 2021 and 2020, the fair value of indefinite lived intangible assets exceeded their carrying values.

For additional information about goodwill and other intangible assets, see Note 11 to the Consolidated Financial Statements, Goodwill and Other Intangible Assets.

Acquisitions

The Company allocates the purchase price of its acquisitions to the assets acquired, liabilities assumed, and noncontrolling interests based upon their respective fair values at the acquisition date. The Company utilizes management estimates and inputs from an independent third-party valuation firm to assist in determining these fair values.

The Company uses the income, market or cost approach (or a combination thereof) for the valuation as appropriate. The valuation inputs in these models and analyses are based on market participant assumptions. Management values property, plant and equipment using the cost approach supported where available by observable market data, which includes consideration of obsolescence. Management values acquired intangible assets using the relief from royalty method or excess earnings method, which are forms of the income approach supported by observable market data for peer companies. The significant assumptions used to estimate the value of the acquired intangible assets include discount rates and certain assumptions that form the basis of future cash flows (such as revenue growth rates, EBITDA margins, customer attrition rates, and royalty rates), which are considered Level 3 assets as the assumptions are unobservable inputs developed by the Company. Acquired inventories are recorded at fair value. For certain items, the carrying value is determined to be a reasonable approximation of fair value based on information available to the Company.

The excess of the acquisition price over estimated fair values is recorded as goodwill. Goodwill is adjusted for any changes to acquisition date fair value amounts made within the measurement period. Acquisition-related transaction costs are recognized separately from the business combination and expensed as incurred. See Note 2 to the Consolidated Financial Statements, “Acquisitions”.

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

Pension and Other Postretirement Benefits

The Company sponsors defined benefit pension plans covering certain domestic employees. Additionally, the Company sponsors defined contribution pension plans made available to all domestic and Canadian employees.

The Company also sponsors a non-contributory defined benefit postretirement health care plan that provides health benefits to certain domestic and Canadian retirees and their spouses. The Company funds the cost of these benefits as incurred.

The determination of the Company’s obligation and expense for pension and other postretirement benefits is dependent on its selection of certain assumptions used by actuaries in calculating such amounts, which are described in Note 10, Pensions and Other Postretirement Benefits. The Company recognizes the funded status of its defined benefit pension plan as an asset or liability in the Consolidated Balance Sheets and recognizes the change in the funded status in the year in which the change occurs through accumulated other comprehensive loss in the Consolidated Balance Sheets.

Concentration of Credit Risk

The Company generally does not require collateral from its customers and has a very good collection history. There were no sales to a single customer that exceeded 10% of total net sales for the years ended December 31, 2022, 2021 or 2020.

Shipping and Handling Costs

The Company classifies all amounts billed to customers for shipping and handling as revenue and reflects related shipping and handling costs in Cost of products sold.

Advertising

The Company expenses all advertising costs as incurred, which for the years ended December 31, 2022, 2021 and 2020 totaled $3.3 million, $1.9 million, and $2.1 million, respectively.

Product Warranties

A liability is established for estimated future warranty and service claims based on historical claims experience and specific product failures. The Company expenses warranty costs directly to Cost of products sold. Changes in the Company’s product warranty liability are:

	2022	2021	2020
Balance at beginning of year	$1,637	$1,361	$1,438
Provision	1,590	1,813	1,350
Acquired	646	-	-
Claims	(1,900)	(1,537)	(1,427)
Balance at end of year	$1,973	$1,637	$1,361

Stock based compensation

The Company awards shares pursuant to The Gorman-Rupp Company 2015 Omnibus Incentive Plan.  Performance Stock Units (“PSU’s”) are typically conditioned upon achievement of appropriate performance metrics.  PSU’s that have been granted will vest and be awarded at the end of a two or three-year performance period based on the levels of achievement of compound annual growth targets for operating income and shareholder’s equity.  The Company recognizes compensation expense for PSU’s based on the stock price at the date of the grant using the straight-line amortization method, over the vesting period specified in the grants, and the probability of achieving the performance targets.  Restricted Stock Units (RSU’s) are valued at the stock price on the date of the grant.  The majority of RSU’s vest pro rata over a period of 3 years.  For both PSU’s and RSU’s, upon vesting the Company issues common stock from treasury.  The Company recognized stock based compensation expense of $3.0 million for the year ended December 31, 2022, $2.0 million in expense of the year ended December 31, 2021 and $0.3million benefit for the year-ended December 31, 2020.  The Company accounts for forfeitures as they occur, rather than estimating expected forfeitures.

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

Fair Value

The carrying value of Cash and cash equivalents, Accounts receivable and Accounts payable approximates fair value based on the short-term nature of these instruments. The carrying value of long term debt, including the current portion, approximates fair value as the variable interest rates approximate rates available to other market participants with comparable credit risk. The Company does not recognize any non-financial assets at fair value.

Derivative Financial Instruments

The Company uses interest rate swap agreements to partially reduce risks related to floating rate financing agreements that are subject to changes in the market rate of interest. Terms of the interest rate swap agreements require the Company to receive a variable interest rate and pay a fixed interest rate. The Company’s interest rate swap agreements and its variable rate financings are predominately based upon an Adjusted Term SOFR Rate. For cash flow hedges, the Company formally assesses, both at inception and on a quarterly basis thereafter, whether the designated derivative instrument is highly effective in offsetting changes in cash flows of the hedged item. Changes in the fair value of interest rate swap agreements that are effective as hedges are recorded in Accumulated Other Comprehensive Income (AOCI). Deferred gains or losses are reclassified from AOCI to the Consolidated Statements of Operations in the same period as the gains or losses from the underlying transactions are recorded and are generally recognized in interest expense. The Company discontinues hedge accounting prospectively when the derivative is not highly effective as a hedge, the underlying hedged transaction is no longer probable, or the hedging instrument expires, or is sold, terminated or exercised.

Cash flows from hedging activities are reported in the Consolidated Statements of Cash Flows in the same classification as the hedged item, generally as a component of cash flows from operations.

New Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standard Updates (“ASUs”). All recently issued ASUs were assessed and determined either to be not applicable or are expected to have minimal impact on the Company’s Consolidated Financial Statements.

Note 2 - Acquisitions

On May 31, 2022, the Company acquired the assets of Fill-Rite and Sotera (“Fill-Rite”), a division of Tuthill Corporation, for cash consideration of $528.0 million. The transaction was funded with new debt consisting of $350.0 million from the secured Senior Term Loan Facility, $90.0 million from the unsecured Subordinated Credit Facility, $5.0 million from the revolving Credit Facility, and $83.0 million of cash on hand. Refer to “Note 6 – Financing Arrangements” for further details related to the financing completed as part of the transaction.

The Company accounted for the Fill-Rite Transaction in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 “Business Combinations”. The results of operations for Fill-Rite are included in the accompanying Consolidated Statements of Income from the acquisition date. Fill-Rite had $87.4 million in net sales and $6.4 million in operating income that was included in the Company’s consolidated financial statements for the year ended December 31, 2022. Operating income included $1.4 million of inventory step up amortization and $1.5 million of acquired customer backlog amortization in addition to the $7.0 million in amortization on customer relationships and developed technology.

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

The purchase price of Fill-Rite will be allocated to the acquired assets and liabilities at fair value. The following table presents the preliminary assets acquired and liabilities assumed and will be finalized pending completion of purchase accounting matters:

Accounts receivable	$21,273
Inventory	12,214
Customer backlog (amortized within one year)	2,600
Other current assets	914
Property, plant, and equipment	24,505
Customer relationships (amortized over 20 years)	200,900
Technology (amortized over 20 years)	39,800
Tradenames (indefinite-lived)	10,700
Goodwill	230,688
Total assets acquired	$543,594
Current liabilities assumed	(15,601)
Allocated purchase price	$527,993

For tax purposes, the Fill-Rite acquisition was treated as an asset purchase. As such, the Company received a step up in tax basis of the net Fill-Rite assets, equal to the purchase price, including goodwill which is deductible for tax purposes.

The transaction costs related to the acquisition approximated $7.1 million for the year ended December 31, 2022. These costs were expensed as incurred and recorded within selling, general, and administrative expenses.

The following is supplemental pro-forma net sales, operating income, net income, and earnings per share had the Fill-Rite Acquisition occurred as of January 1, 2021 (in millions):

	Year ended December 31,
	2022	2021
Net sales	$586,101	$510,621
Operating income	$57,248	$41,177
Net income	$15,264	$13,589
Earnings per share	$0.59	$0.52

The supplemental pro forma information presented above is being provided for information purposes only and may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated Fill-Rite since January 1, 2021. The proforma results for the year ended 2021 include $4.0 million in non-recurring costs related to inventory step up amortization and customer backlog amortization.

Note 3 – Allowance for Doubtful Accounts

The allowance for doubtful accounts was $0.5 million at December 31, 2022 and $0.2 million at December 31, 2021.

Note 4 – Revenue

Disaggregation of Revenue

The following tables disaggregate total net sales by major product category and geographic location:

Product Category
	2022	2021	2020
Pumps and pump systems	$458,890	$321,263	$300,906
Repair parts for pumps and pump systems and other	62,137	57,053	48,061
Total net sales	$521,027	$378,316	$348,967

Geographic Location
	2022	2021	2020
United States	$381,306	$260,683	$246,913
Foreign countries	139,721	117,633	102,054
Total net sales	$521,027	$378,316	$348,967

International sales represented approximately 27% of total net sales for 2022, 31% for 2021 and 29% for 2020, and were made to customers in many different countries around the world.

On December 31, 2022, the Company had $267.4 million of remaining performance obligations, also referred to as backlog. The Company expects to recognize as revenue substantially all of its remaining performance obligations within one year.

The Company’s contract assets and liabilities as of December 31, 2022 and 2021 were as follows:

	December 31, 2022	December 31, 2021
Contract assets	$-	$-
Contract liabilities	6,740	9,200

Revenue recognized for the year ended December 31, 2022 that was included in the contract liability balance at December 31, 2021 was $9.1 million. Revenue recognized for the year ended December 31, 2021 that was included in the contract liability balance at December 31, 2020 was $7.4 million.

Note 5 – Inventories

LIFO inventories are stated at the lower of cost or market and all other inventories are stated at the lower of cost or net realizable value. Replacement cost approximates current cost and the excess over LIFO cost is approximately $88.2 million and $70.1 million at December 31, 2022 and 2021, respectively. Allowances for excess and obsolete inventory totaled $7.2 million at December 31, 2022 and $6.0 million at December 31, 2021.

Pre-tax LIFO expense was $18.0 million, $6.7 million, and $1.0 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Inventories are comprised of the following:

Inventories, net	December 31, 2022	December 31, 2021
Raw materials and in-process	$40,448	$23,263
Finished parts	57,224	52,039
Finished products	13,461	10,346
Total net inventories	$111,133	$85,648

Note 6 – Financing Arrangements

Debt consisted of:

Senior Secured Credit Agreement	December 31, 2022
Senior term loan facility	$341,250
Credit facility	17,000
Subordinated Credit Agreement
Subordinated credit facility	90,000
Total debt	448,250
Unamortized discount and debt issuance fees	(11,423)
Total debt, net	436,827
Less: current portion of long-term debt	(17,500)
Total long-term debt, net	$419,327

Maturities of long-term debt in the next five fiscal years, and the remaining years thereafter, are as follows:

2023	2024	2025	2026	2027	Total
$17,500	$21,875	$30,625	$35,000	$343,250	$448,250

Senior Secured Credit Agreement

On May 31, 2022, the Company entered into a Senior Secured Credit Agreement with several lenders, which provides a term loan of $350.0 million (“Senior Term Loan Facility”) and a revolving credit facility up to $100.0 million (“Credit Facility”). The Credit Facility has a letter of credit sublimit of up to $15.0 million, as a sublimit of the Credit Facility, and a swing line subfacility of up to $20.0 million, as a sublimit of the Credit Facility. The Company borrowed $5.0 million under the Credit Facility, which, along with the Senior Term Loan Facility, and cash-on-hand and the proceeds of the Subordinated Credit Facility described below, was used to purchase the assets of Fill-Rite as described in “Note 2 – Acquisitions”. The total borrowing under the Credit Facility as of December 31, 2022 was $17.0 million. The Company has agreed to secure all of its obligations under the Senior Secured Credit Agreement by granting a first priority lien on substantially all of its personal property, and each of Patterson Pump Company, AMT Pump Company, National Pump Company and Fill-Rite Company (collectively, the “Guarantors”) has agreed to guarantee the obligations of the Company under the Senior Secured Credit Agreement and to secure the obligations thereunder by granting a first priority lien in substantially all of such Guarantor’s personal property.

The Senior Secured Credit Agreement has a maturity date of May 31, 2027, with the Senior Term Loan Facility requiring quarterly installment payments commencing on September 30, 2022 and continuing on the last day of each consecutive December, March, June and September thereafter.

At the option of the Company, borrowings under the Senior Term Loan Facility and under the Credit Facility bear interest at either a base rate or at an Adjusted Term SOFR Rate, plus the applicable margin, which ranges from 0.75% to 1.75% for base rate loans and 1.75% to 2.75% for Adjusted Term SOFR Rate loans. The applicable margin is based on the Company’s senior leverage ratio. As of December 31, 2022, the applicable interest rate under the Senior Secured Credit Agreement was Adjusted Term SOFR plus 2.50%.

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

The Senior Secured Credit Agreement also contains customary provisions requiring mandatory prepayments, including among others, annual prepayments (beginning with the fiscal year ending December 31, 2023) of a percentage of excess cash flow, prepayments of the net cash proceeds from any non-ordinary course sale of assets, and net cash proceeds of any non-permitted indebtedness.

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

At the option of the Company, borrowings under the Subordinated Credit Facility bear interest at either a base rate plus 8.0%, or at an Adjusted Term SOFR Rate plus 9.0%. As of December 31, 2022 borrowings under the Subordinated Credit Facility bear interest at an Adjusted Term SOFR Rate plus 9.1%.

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

Other

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

Total interest paid was $17.4 million in 2022.  No interest was paid in 2021 or 2020.

The Company was in compliance with all debt covenants as of December 31, 2022.

Interest Rate Derivatives

The Company entered into interest rate swaps that hedge interest payments on its SOFR borrowing during the fourth quarter of 2022.  All swaps have been designated as cash flow hedges.

The following table summarizes the notional amounts, related rates and remaining terms of interest swap agreements as of December 31:

	Notional Amount		Average Fixed Rate		Remaining Term at
	2022	2021	2022	2021	December 31, 2022
Interest rate swaps	$170,600	-	4.1%	-%	Extending to May 2027

The fair value of the Company’s interest rate swaps was a payable of $0.8 million as of December 31, 2022. The fair value was based on inputs other than quoted prices in active markets for identical assets that are observable either directly or indirectly and therefore considered level 2.  There were no interest rate swaps in place as of December 31, 2021.  The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in Accumulated Other Comprehensive Loss.  The interest rate swap agreements held by the Company on December 31, 2022 are expected to continue to be effective hedges.

The following table summarizes the fair value of derivative instruments as of December 31, as recorded in the Consolidated Balance Sheets:

	2022	2021
Current Assets:
Prepaid and Other	$1,203	$-
Long-term liabilities:
Other long-term liabilities	(2,012)	-
Total derivatives	$(809)	$-

The following table summarizes total gains (losses) recognized on derivatives:

Derivatives in Cash Flow Hedging Relationships	Location of (Loss) Gain Recognized in Income on Derivatives	Amount of (Loss) Gain Recognized in Income on Derivatives
		2022	2021	2020
Interest rate swaps	Interest Expense	$(43)	$-	$-

The effects of derivative instruments on the Company’s Consolidated Statements of Results of Operations and Comprehensive Income (Loss) for OCI for the years ended December 31, 2021, 2020 and 2019 are as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in AOCI on Derivatives			Location of (Loss) Gain Reclassed from AOCI into Income (Effective Portion*)	Amount of (Loss) Gain Reclassed from AOCI into Income (Effective Portion*)
	2022	2021	2020		2022	2021	2020
Interest rate swaps	$(809)	$-	$-	Interest expense	$-	$-	$-

Note 7 – Leases

The Company is currently a lessee under a number of operating leases and two finance leases for certain offices, manufacturing facilities, land, office equipment and automobiles, none of which are material to its operations. The Company’s leases generally have remaining lease terms of 1 year to 5 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within one year. These leases do not have significant rent escalation holidays, concessions, leasehold improvement incentives, or other build-out clauses. Further, the leases do not contain contingent rent provisions.

Supplemental information related to leases and the Company’s Consolidated Financial Statements is as follows:

	2022	2021
Components of lease costs:
Operating lease costs	$621	$450
Short-term lease costs	673	322
Finance lease costs	135	140
Total lease costs	$1,429	$912

	December 31, 2022	December 31, 2021
Weighted average remaining lease term (years):
Operating leases	2.4	1.8
Finance leases	1.3	2.3
Weighted average discount rate:
Operating leases	3.25%	3.25%
Finance leases	3.25%	3.25%

	December 31, 2022
	Operating Leases	Financing Leases	Total Leases
Other assets - right-of-use assets	$2,010	$170	$2,180
Lease liabilities included in:
Accrued expenses - current portion of lease liabilities	$980	$130	$1,110
Other long-term liabilities - non-current portion of lease liabilities	1,020	50	1,070
Total lease liabilities	$2,000	$180	$2,180

	December 31, 2021
	Operating Leases	Financing Leases	Total Leases

Other assets - right-of-use assets	$840	$300	$1,140
Lease liabilities included in:
Accrued expenses - current portion of lease liabilities	$450	$130	$580
Other long-term liabilities - non-current portion of lease liabilities	380	180	560
Total lease liabilities	$830	$310	$1,140

Maturities of lease liabilities are as follows:

December 31, 2022
2023	$1,217
2024	792
2025	286
2026	42
2027	3
Thereafter	8
Total lease payments	2,348
Less: Interest	(168)
Present value of lease liabilities	$2,180

December 31, 2021
2022	$607
2023	422
2024	123
2025	25
2026	1
Thereafter	9
Total lease payments	1,187
Less: Interest	(47)
Present value of lease liabilities	$1,140

Note 8 – Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss as reported in the Consolidated Balance Sheets are:

	Currency Translation Adjustments	Deferred Gain (Loss) on Cash Flow Hedging	Pension and OPEB Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2019	$(8,155)	$-	$(20,382)	$(28,537)
Reclassification adjustments	-	-	7,049	7,049
Current period benefit (charge)	3,111	-	(13,510)	(10,399)
Income tax benefit	-	-	1,510	1,510
Balance at December 31, 2020	(5,044)	-	(25,333)	(30,377)
Reclassification adjustments	-	-	4,788	4,788
Current period benefit (charge)	(2,807)	-	(1,045)	(3,852)
Income tax charge	-	-	(889)	(889)
Balance at December 31, 2021	(7,851)	-	(22,479)	(30,330)
Reclassification adjustments	-	(43)	8,519	8,476
Current period benefit (charge)	(2,768)	(766)	3,610	76
Income tax benefit (charge)	-	192	(2,888)	(2,696)
Balance at December 31, 2022	$(10,619)	$(617)	$(13,238)	$(24,474)

Note 9 – Income Taxes

The components of Income before income taxes are:

	2022	2021	2020
United States	$6,270	$30,973	$28,493
Foreign countries	7,602	6,275	2,753
Total	$13,872	$37,248	$31,246

The components of income tax expense are:

	2022	2021	2020
Current expense:
Federal	$1,581	$5,174	$4,058
Foreign	1,264	1,087	353
State and local	918	1,086	1,103
	$3,763	$7,347	$5,514
Deferred expense (benefit):
Federal	$(565)	$60	$728
Foreign	147	48	(349)
State and local	(668)	(58)	165
	(1,086)	50	544
Income tax expense	$2,677	$7,397	$6,058

The reconciliation between income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes is:

	2022	2021	2020
Income taxes at statutory rate	$2,913	$7,822	$6,562
State and local income taxes, net of federal tax benefit	282	898	711
Tax credits	(627)	(1,052)	(808)
Uncertain tax positions	(99)	(26)	42
Valuation allowance	(85)	(86)	-
GILTI/FDII	608	238	(286)
Foreign rate differential	(186)	(183)	(574)
Other	(129)	(214)	411
Income tax expense	$2,677	$7,397	$6,058

The Company made income tax payments of $4.5 million, $7.9 million, and $6.2 million in 2022, 2021, and 2020, respectively.

Deferred income tax assets and liabilities consist of:

	2022	2021
Deferred tax assets:
Inventories	$524	$-
Accrued liabilities	3,208	1,900
Postretirement health benefits obligation	5,584	6,724
Pension	1,868	1,745
Lease liabilities	520	272
Capitalized R&D	1,103	-
Interest	3,168	-
Other	1,399	1,531
Total deferred tax assets	17,374	12,172
Valuation allowance	(462)	(481)
Net deferred tax assets	16,912	11,691
Deferred tax liabilities:
Depreciation and amortization	(16,987)	(9,817)
Leases – right of use assets	(536)	(269)
Inventories	-	(628)
Total deferred tax liabilities	(17,523)	(10,714)
Net deferred tax assets (liabilities)	$(611)	$977

The Company had state tax credit carryforwards of $0.4 million and $0.6 million as of December 31, 2022 and 2021, respectively, which will expire incrementally between 2023 and 2036.

The Company had valuation allowances of $0.5 million at both December 31, 2022 and 2021, against certain of its deferred tax assets. ASC 740, “Income Taxes,” requires that a valuation allowance be recorded against deferred tax assets when it is more likely than not that some or all of a Company’s deferred tax assets will not be realized based on available positive and negative evidence.

Total unrecognized tax benefits were $0.8 million at both December 31, 2022 and 2021. The total amount of unrecognized tax benefits that, if ultimately recognized, would reduce the Company’s annual effective tax rate were $0.6 million and $0.7 million at December 31, 2022 and 2021, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2022	2021	2020
Balance at beginning of year	$808	$878	$1,130
Additions based on tax positions related to the current year	117	153	177
Reductions due to lapse of applicable statute of limitations	(171)	(96)	(139)
Settlements	-	(127)	(290)
Balance at end of year	$754	$808	$878

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

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense for all periods presented. The Company accrued approximately $0.2 million for the payment of interest and penalties at each of December 31, 2022, 2021 and 2020.

Note 10 – Pensions and Other Postretirement Benefits

The Company sponsors a defined benefit pension plan (“GR Plan”) covering certain domestic employees. Benefits are based on each covered employee’s years of service and compensation. The GR Plan is funded in conformity with the funding requirements of applicable U.S. regulations. The GR Plan was closed to new participants effective January 1, 2008. Employees hired after this date, in eligible locations, participate in an enhanced 401(k) plan instead of the defined benefit pension plan. Employees hired prior to this date continue to accrue benefits.

Additionally, the Company sponsors defined contribution pension plans made available to all domestic and Canadian employees. Total contributions to the plans were $3.0 million for 2022 and $2.3 million for each of 2021 and 2020.

As part of the agreement to purchase the assets of Fill-Rite, the Company was required to establish a defined benefit pension plan for certain Fill-Rite employees (“Fill-Rite Plan”) as of June 1, 2022. No pension or other postretirement benefit plan liabilities existing as of the acquisition date were assumed as part of the transaction. Total contributions to the Fill-Rite Plan were $0.3 million in 2022. The benefit obligation as of December 31, 2022 was $0.2 million. No payments were made under the plan during 2022. The 2022 activity is included in the tables within this footnote.

The Company also sponsors a non-contributory defined benefit postretirement health care plan that provides health benefits to certain domestic and Canadian retirees and eligible spouses and dependent children. The Company funds the cost of these benefits as incurred. For measurement purposes, and based on maximum benefits as defined by the plan, a 5% annual rate of increase in the per capita cost of covered health care benefits for all retirees was assumed in estimating the projected postretirement benefit obligation at December 31, 2022, which is expected to remain constant going forward. A 5% percent annual rate of increase was assumed in estimating the projected benefit obligation at December 31, 2021 and in calculating 2022 periodic benefit cost.

The Company recognizes the obligations associated with its defined benefit pension plans and defined benefit postretirement health care plan in its Consolidated Financial Statements. The following table presents the plans’ funded status as of the measurement date, December 31, reconciled with amounts recognized in the Company’s Consolidated Balance Sheets:

	Pension Plans		Postretirement Plan
	2022	2021	2022	2021
Accumulated benefit obligation at end of year	$45,756	$67,400	$23,954	$28,934
Change in projected benefit obligation:
Benefit obligation at beginning of year	$82,000	$86,299	$28,934	$29,848
Service cost	2,400	2,662	1,146	1,462
Interest cost	2,326	1,729	760	654
Settlement	1,656	651	-	-
Benefits paid	(17,826)	(7,719)	(1,781)	(1,618)
Effect of foreign exchange	-	-	(28)	1
Actual expenses	(150)	(150)	-	-
Actuarial (gain)/ loss	(14,454)	(1,472)	(5,077)	(1,413)
Benefit obligation at end of year	$55,952	$82,000	$23,954	$28,934

Change in plan assets:
Plan assets at beginning of year	$72,658	$77,067	$-	$-
Actual return on plan assets	(10,332)	1,460	-	-
Employer contributions	2,250	2,000	1,781	1,618
Benefits paid	(17,826)	(7,719)	(1,781)	(1,618)
Actual expenses	(150)	(150)	-	-
Plan assets at end of year	$46,600	$72,658	$-	$-
Funded status at end of year	$(9,352)	$(9,342)	$(23,954)	$(28,934)

	Pension Plans		Postretirement Plan
	2022	2021	2022	2021
Amounts recognized in the Consolidated Balance Sheets consist of:
Current liabilities	$-	$-	$(1,541)	$(1,575)
Noncurrent liabilities	(9,352)	(9,342)	(22,413)	(27,359)
Total assets (liabilities)	$(9,352)	$(9,342)	$(23,954)	$(28,934)

Amounts recognized in Accumulated other
Net actuarial loss	$18,290	$26,016	$308	$5,841
Prior Service Cost	-	-	(995)	(2,125)
Deferred tax (benefit) expense	(4,607)	(6,446)	242	(807)
After tax actuarial loss	$13,683	$19,570	$(445)	$2,909

Components of net periodic benefit cost:
	2022	2021	2020
Pension Plans
Service cost	$2,400	$2,662	$2,709
Interest cost	2,326	1,729	1,937
Expected return on plan assets	(2,892)	(3,610)	(3,900)
Recognized actuarial loss	1,724	1,904	2,160
Settlement loss	6,427	2,304	4,583
Net periodic benefit cost	$9,985	$4,989	$7,489

Other changes in pension plan assets and benefit obligations recognized in other comprehensive loss:
Net (gain) loss	(7,726)	(2,879)	2,704
Total expense recognized in net periodic benefit cost and other comprehensive income	$2,259	$2,110	$10,193

Postretirement Plan
Service cost	$1,146	$1,462	$1,372
Interest cost	760	654	778
Prior service cost recognition	(1,128)	(1,130)	(1,129)
Recognized actuarial loss (gain)	368	580	306
Net periodic benefit cost (credit)	$1,146	$1,566	$1,327

Other changes in postretirement plan assets and benefit obligations recognized in other comprehensive loss:
Net loss (gain)	$(4,317)	$(863)	$3,762
Total expense (benefit) recognized in net periodic benefit cost and other comprehensive income	$(3,171)	$703	$5,089

The components of net periodic benefit cost other than the service cost component are included in Other income (expense), net in the Consolidated Statements of Income.

During 2022, 2021, and 2020, the Company recorded a settlement loss relating to retirees that received lump-sum distributions from the GR Plan totaling $6.4 million, $2.3 million and $4.6 million respectively. These charges were the result of lump-sum payments to retirees which exceeded the GR Plan’s actuarial service and interest cost thresholds.

The prior service cost is amortized on a straight-line basis over the average estimated remaining service period of active participants. The unrecognized actuarial gain or loss in excess of the greater of 10% of the benefit obligation or the market value of plan assets is also amortized on a straight-line basis over the average estimated remaining service period of active participants.

	Pension Plans		Postretirement Plan
	2022	2021	2022	2021
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	4.89%	2.44%	5.16%	2.70%
Rate of compensation increase	3.50%	3.50%	-	-
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	4.43%	2.07%	2.70%	2.25%
Expected long-term rate of return on plan assets	5.00%	5.10%	-	–
Rate of compensation increase	3.50%	3.50%	-	–

To enhance the Company’s efforts to mitigate the impact of the defined benefit pension plan on its financial statements, in 2014 the Company moved towards a liability driven investing model to more closely align assets with liabilities based on when the liabilities are expected to come due. Currently, based on 2022 funding levels, equities may comprise between 22% and 42% of the Plan’s market value. Fixed income investments may comprise between 50% and 70% of the GR Plan’s market value. Alternative investments may comprise between 3% and 13% of the Plan’s market value. Cash and cash equivalents (including all senior debt securities with less than one year to maturity) may comprise between 0% and 10% of the GR Plan’s market value.

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

The following tables set forth by asset class the fair value of plan assets for the years ended December 31, 2022 and 2021:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Plan Assets at December 31, 2022
Equity	$7,157	$-	$-	$7,157
Fixed income	5,052	27,045	-	32,097
Mutual funds	2,406	-	-	2,406
Money funds and cash	1,527	3,413	-	4,940
Total fair value of Plan assets	$16,142	$30,458	$-	$46,600

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Plan Assets at December 31, 2021
Equity	$10,979	$-	$-	$10,979
Fixed income	8,788	42,154	139	51,081
Mutual funds	3,045	-	-	3,045
Money funds and cash	2,220	5,333	-	7,553
Total fair value of Plan assets	$25,032	$47,487	$139	$72,658

Contributions

The Company expects to contribute up to $2.3 million to its defined benefit pension plans in 2023.

Expected future benefit payments

The following benefit payments are expected to be paid as follows based on actuarial calculations:

	2023	2024	2025	2026	2027	Thereafter
Pension	$7,435	$2,930	$3,272	$2,871	$3,838	$25,710
Postretirement	1,580	1,591	1,632	1,673	1,750	10,356

For measurement purposes, and based on maximum benefits as defined by the plan, a 5% annual rate of increase in the per capita cost of covered health care benefits for all retirees was assumed as of December 31, 2022 and 2021 and is expected to remain constant going forward~~.~~

A one percentage point change in the assumed rate of return on the defined benefit pension plans assets is estimated to have an approximate $0.6 million effect on net periodic benefit cost. Additionally, a one percentage point increase in the discount rate is estimated to have a $1.7 million decrease in net periodic benefit cost, while a one percentage point decrease in the discount rate is estimated to have a $2.0million increase in net periodic benefit cost.

Note 11 – Goodwill and Other Intangible Assets

Changes in the carrying value of goodwill and other intangible asset during 2022:

Historical Cost of Intangible Assets	December 31, 2021	Acquisitions	Foreign Currency	December 31, 2022
Customer relationships	$7,769	$200,900	$(76)	$208,593
Technology and drawings	6,750	39,800	(7)	46,543
Other intangibles	1,997	-	-	1,997
Total finite-lived intangible assets	16,516	240,700	(83)	257,133
Trade names	2,528	10,700	(2)	13,226
Goodwill	27,243	230,688	(207)	257,724
Total	$46,287	$482,088	$(292)	$528,083

The major components of Goodwill and other intangible assets are:

	2022		2021
	Historical Cost	Accumulated Amortization	Historical Cost	Accumulated Amortization
Finite-lived intangible assets:
Customer relationships	$208,593	$13,369	$7,769	$7,255
Technology and drawings	46,543	5,757	6,750	4,305
Other intangibles	1,997	1,872	1,997	1,641
Total finite-lived intangible assets	257,133	20,998	16,516	13,201
Trade names and trademarks	13,226	-	2,528	-
Goodwill	257,724	-	27,243	-
Total	$528,083	$20,998	$46,287	$13,201

Amortization of intangible assets was $7.6 million, $0.8 million and $1.3 million in 2022, 2021 and 2020, respectively. The following table summarizes the future estimated amortization expense relating to our intangible assets as of December 31, 2022 (in thousands):

2023	2024	2025	2026	2027	Thereafter	Total
$12,527	$12,402	$12,367	$12,318	$12,281	$174,240	$236,135

For 2022, the Company used a quantitative analysis for the annual goodwill impairment testing as of October 1 for its National Pump Company (“National”) reporting unit. The fair value for this reporting unit was estimated using both a discounted cash flow model and a market-based approach. The discounted cash flow model considered forecasted cash flows discounted at an estimated weighted-average cost of capital. The forecasted cash flows were based on the Company’s long-term operating plan and a terminal value was used to estimate the cash flows beyond the period covered by the operating plan. The weighted-average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt market holders of a business enterprise. The market-based approach considers market prices of corporations engaged in the same or similar line of business. These analyses require the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates and the timing of expected future cash flows. Sensitivity analyses were performed around these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values.

The result of this goodwill impairment test indicated that no impairment existed at National. The Company’s annual impairment analysis performed as of October 1, 2022 concluded that National’s fair value exceeded its carrying value. A sensitivity analysis was performed for the National reporting unit, assuming a hypothetical 100 basis point decrease in the expected long-term growth rate or a hypothetical 100 basis point increase in the weighted average cost of capital, and both scenarios independently yielded an estimated fair value for the National reporting unit above carrying value. If National fails to experience growth or revises its long-term projections downward, it could be subject to impairment charges in the future. Goodwill relating to the National reporting unit is $13.6 million, 1.6% of the Company’s December 31, 2022 total assets.

For 2022, for all other reporting units, the Company used a qualitative analysis for goodwill impairment testing as of October 1. This qualitative assessment included consideration of current industry and market conditions and circumstances as well as any mitigating factors that would most affect the fair value of the Company and these reporting units. Based on the assessment and consideration of the totality of the facts and circumstances, including the business environment in the fourth quarter of 2022, the Company determined that it was not more likely than not that the fair value of the Company or these reporting units is less than their respective carrying amounts. As such, no goodwill impairments for these reporting units were recorded for the year ended December 31, 2022.

Other indefinite-lived intangible assets primarily consist of trademarks and trade names. The fair value of these assets is also tested annually for impairment as of October 1, or whenever events or changes in circumstances indicate there may be a possible permanent loss of value. The fair value of these assets is determined using a royalty relief methodology similar to that employed when the associated assets were acquired, but using updated estimates of future sales, cash flows and profitability. For 2022 and 2021 the fair value of all indefinite lived intangible assets exceeded the respective carrying values.

Finite-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recovered through future net cash flows generated by the assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net undiscounted cash flows estimated to be generated by such assets. Based upon our fiscal 2022 and 2021 quantitative and qualitative impairment analyses the Company was not aware of any events or changes in circumstances that indicate the carrying value of its finite-lived intangible assets may not be recoverable.

Note 12 – Business Segment Information

The Company operates in one business segment comprising the design, manufacture and sale of pumps and pump systems. The Company’s products are used in water, wastewater, construction, industrial, petroleum, original equipment, agriculture, fire suppression, heating, ventilation and air conditioning (HVAC), military and other liquid-handling applications.

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

The Company sells to approximately 130 countries around the world. The following tables disaggregate total net sales by major product category and geographic location:

	Product Category
	2022	2021	2020
Pumps and pump systems	$458,890	$321,263	$300,906
Repair parts for pumps and pump systems and other	62,137	57,053	48,061
Total net sales	$521,027	$378,316	$348,967

	Geographic Location
	2022	2021	2020
United States	$381,306	$260,683	$246,913
Foreign countries	139,721	117,633	102,054
Total net sales	$521,027	$378,316	$348,967

As of the years ending December 31, 2022 and 2021, 97.2% and 86.0%, respectively, of the Company’s long-lived assets were located in the United States.

Note 13 – Common Share Repurchases

During the years ended December 31, 2022 and December 31, 2021, the Company repurchased 24,546 and 30,038 shares for $0.9 million and $1.2 million, respectively. As of December 31, 2022, the Company had $48.1 million available for repurchase under the share repurchase program.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Based on the evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022.

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

On May 31, 2022, the Company acquired the assets of Fill-Rite and Sotera (“Fill-Rite”), a division of Tuthill Corporation. As permitted by the Securities and Exchange Commission, management excluded the controls of the Fill-Rite operations from its assessment of internal control over financial reporting as of December 31, 2022. Fill-Rite operations constituted approximately 61% of total assets (which includes 54% for goodwill and intangible assets which were subjected to corporate controls) as of December 31, 2022, and 17% of net sales for the fiscal year then ended. Fill-Rite operations will be included in the Company’s assessment as of December 31, 2023.

Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

The independent registered public accounting firm of Ernst & Young LLP that has audited the consolidated financial statements included in this annual report on Form 10-K, has also issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2022. This report is included on the following page.

/s/ Scott A. King

Scott A. King

President and Chief Executive Officer

/s/ James C. Kerr

James C. Kerr

Executive Vice President and Chief Financial Officer

March 8, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Gorman-Rupp Company

Opinion on Internal Control Over Financial Reporting

We have audited The Gorman-Rupp Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Gorman-Rupp Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

As indicated in the accompanying Report of Management on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Fill-Rite that was acquired during the year ended December 31, 2022, which is included in the 2022 consolidated financial statements of the Company and constituted approximately 61% of total assets as of December 31, 2022 and approximately 17% of total net sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Fill-Rite that was acquired during the year ended December 31, 2022.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2022 consolidated financial statements of the Company and our report dated March 8, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Cleveland, Ohio

March 8, 2023

Changes in Internal Control over Financial Reporting

As of December 31, 2022, we are in the process of integrating the internal controls of the acquired Fill-Rite business into Gorman-Rupp’s existing operations as part of planned integration activities. In addition, we have implemented new processes and internal controls to assist us in the preparation and disclosure of financial information. There were no other changes in Gorman-Rupp’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, Gorman-Rupp’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART  III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Attention is directed to the sections captioned “Election of Directors,” “Board of Directors and Board Committees,” “Audit Committee Report,” “Beneficial Ownership of Shares” and “Delinquent Section 16(a) Reports” in the Company’s definitive Notice of 2023 Annual Meeting of Shareholders and related Proxy Statement (filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.

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

Attention is directed to the sections “Board of Directors and Board Committees,” “Executive Compensation,” “Compensation Discussion and Analysis,” “Pension Benefits,” “Summary Compensation Table,” “Grants of Plan Based Awards,” “Outstanding Equity Awards at December 31, 2022,” “Non-Employee Director Compensation,” “Risk Oversight,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” and “CEO Pay Ratio” in the Company’s definitive Notice of 2023 Annual Meeting of Shareholders and related Proxy Statement (filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Attention is directed to the section “Beneficial Ownership of Shares” and “Election of Directors” in the Company’s definitive Notice of 2023 Annual Meeting of Shareholders and related Proxy Statement (filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2022 about the Company’s common shares that may be issued upon exercise of options, warrants and rights granted, and shares remaining available for issuance, under all of the Company’s existing equity compensation plans, including the 2015 Omnibus Incentive Plan and the 2016 Non-Employee Directors’ Compensation Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	-	$-0-	696,149	(1)
Equity compensation plans not approved by shareholders	-	n/a	-

Total	-	$-0-	696,149

(1)

This amount reflects that an aggregate of 665,899 shares were reserved for issuance under the 2015 Omnibus Incentive Plan pursuant to performance share awards outstanding at December 31, 2022, which amount, for purposes of this table, assumes the maximum amount of shares will be earned under such awards, even though the actual payout under such awards may be less than maximum.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Attention is directed to the section “Board of Directors and Board Committees” and “Related Party Transactions” in the Company’s definitive Notice of 2023 Annual Meeting of Shareholders and related Proxy Statement (filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which is incorporated herein by this reference. The Company has no relationships or transactions required to be reported by Item 404 of Regulation S-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Attention is directed to the section “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive Notice of 2023 Annual Meeting of Shareholders and related Proxy Statement (filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which is incorporated herein by this reference. Information about aggregate fees billed to the Company by its independent registered public accounting firm, Ernst & Young LLP, Cleveland, Ohio (PCAOB ID No. 42) will be included in the above referenced section of the Company’s definitive Notice of 2023 Annual Meeting of Shareholders and related Proxy Statement under the caption “Fees paid to Auditors” and that information is incorporated herein by this reference.

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

ANNUAL REPORT ON FORM 10-K

THE GORMAN-RUPP COMPANY

For the Year Ended December 31, 2022

EXHIBIT INDEX

Exhibit Number	Description
(2)	Asset Purchase Agreement, dated as of April 26, 2022, by and between The Gorman-Rupp Company and Tuthill Corporation. (A)
(3)(4)(a)	Amended Articles of Incorporation, as amended (B)
(3)(4)(b)	Amended Regulations(C)
(4)(a)	Description of Securities Registered Under the Exchange Act
(10)(a)	Form of Indemnification Agreement between the Company and its Directors (D)
(10)(b)	Form of Indemnification Agreement between the Company and its Officers (D)
(10)(c)	2015 Omnibus Incentive Plan (E)#
(10)(d)	Form of Performance Share Grant Agreement (F)#
(10)(e)	2016 Non-Employee Directors’ Compensation Plan (G)#
(10)(f)	Form of Restricted Stock Unit Grant Agreement under The Gorman-Rupp Company 2015 Omnibus Incentive Plan. (H)
(10)(g)	Senior Secured Credit Agreement, dated as of May 31, 2022. (I)
(10)(h)	Subordinated Credit Agreement, dated May 31, 2022. (J)
(10)(i)	Pledge and Security Agreement, dated May 31, 2022. (K)
(14)	Code of Ethics
(21)	Subsidiaries of the Company
(23)	Consent of Independent Registered Public Accounting Firm
(24)	Powers of Attorney
(31) (a)	Certification of Chief Executive Officer (Section 302 of the Sarbanes-Oxley Act of 2002)
(31) (b)	Certification of Chief Financial Officer (Section 302 of the Sarbanes-Oxley Act of 2002)
(32)	Certification Pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101.INS)	Inline XBRL Instance Document
(101.SCH)	Inline XBRL Taxonomy Extension Schema Document
(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(A)	Incorporated herein by this reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 27, 2022.
(B)	Incorporated herein by this reference from Exhibit (3)(4)(a) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
(C)	Incorporated herein by this reference from Exhibit (3)(ii)(4) of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.
(D)	Incorporated herein by this reference from Exhibits (10)(a)(b) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
(E)	Incorporated herein by this reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 28, 2015.
(F)	Incorporated herein by this reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 25, 2022.

(G)	Incorporated herein by this reference from Exhibit (4)(c) of the Company’s Registration Statement on Form S-8 filed on May 24, 2016.
(H)	Incorporated herein by this reference from Exhibit 10.2 to the Company Current Report on Form 8-K filed on February 25, 2022.
(I)	Incorporated herein by this reference from Exhibit 10.1 to the Company Current Report on Form 8-K filed on June 1, 2022.
(J)	Incorporated herein by this reference from Exhibit 10.2 to the Company Current Report on Form 8-K filed on June 1, 2022.
(K)	Incorporated herein by this reference from Exhibit 10.3 to the Company Current Report on Form 8-K filed on June 1, 2022.

#	Management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GORMAN-RUPP COMPANY

*By:	/s/ BRIGETTE A. BURNELL
Brigette A. Burnell
Attorney-In-Fact

Date: March 8, 2023

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

March 8, 2023

By:	/s/ BRIGETTE A. BURNELL
Brigette A. Burnell
Attorney-In-Fact