Form 10-Q
period 2023-03-31
GORMAN RUPP CO
filed 2023-05-01
CIK 42682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

On May 1, 2023 there were 26,178,248 common shares, without par value, of The Gorman-Rupp Company outstanding.

The Gorman-Rupp Company

Three Months Ended March 31, 2023 and 2022

PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2023	2022
Net sales	$160,466	$102,167
Cost of products sold	114,943	76,670
Gross profit	45,523	25,497
Selling, general and administrative expenses	23,237	15,878
Amortization expense	3,191	161
Operating income	19,095	9,458
Interest expense	(10,187)	-
Other income (expense), net	(433)	90
Income before income taxes	8,475	9,548
Provision for income taxes	1,955	2,005
Net income	$6,520	$7,543
Earnings per share	$0.25	$0.29
Cash dividends per share	$0.175	$0.170
Average number of shares outstanding	26,129,878	26,090,963

See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Net income	$6,520	$7,543
Other comprehensive (loss) income, net of tax:
Cumulative translation adjustments	254	(36)
Cash flow hedging activity	(1,533)	-
Pension and postretirement medical liability adjustments	134	423
Other comprehensive (loss) income	(1,145)	387
Comprehensive income	$5,375	$7,930

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED BALANCE SHEETS

	(unaudited)
(Dollars in thousands)	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$12,231	$6,783
Accounts receivable, net	97,474	93,059
Inventories, net	116,758	111,133
Prepaid and other	10,960	14,551
Total current assets	237,423	225,526
Property, plant and equipment, net	132,191	128,640
Other assets	11,518	11,579
Other intangible assets, net	246,172	249,361
Goodwill	257,714	257,724
Total assets	$885,018	$872,830
Liabilities and equity
Current liabilities:
Accounts payable	$31,989	$24,697
Payroll and employee related liabilities	16,764	17,132
Commissions payable	11,167	10,116
Deferred revenue and customer deposits	7,599	6,740
Current portion of long-term debt	17,500	17,500
Accrued expenses	10,315	9,028
Total current liabilities	95,334	85,213
Pension benefits	9,860	9,352
Postretirement benefits	22,237	22,413
Long-term debt, net of current portion	418,575	419,327
Other long-term liabilities	7,572	5,331
Total liabilities	553,578	541,636
Equity:
Common shares, without par value:
Authorized – 35,000,000 shares;
Outstanding – 26,178,248 shares at March 31, 2023 and 26,094,865 shares at December 31, 2022 (after deducting treasury shares of 870,548 and 953,931, respectively), at stated capital amounts	5,115	5,097
Additional paid-in capital	3,024	3,912
Retained earnings	348,919	346,659
Accumulated other comprehensive (loss)	(25,618)	(24,474)
Total equity	331,440	331,194
Total liabilities and equity	$885,018	$872,830

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Cash flows from operating activities:
Net income	$6,520	$7,543
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,044	2,933
LIFO expense	2,032	1,804
Pension expense	808	760
Stock based compensation	465	682
Amortization of debt issuance fees	740	-
Other	14	-
Changes in operating assets and liabilities:
Accounts receivable, net	(4,264)	(9,211)
Inventories, net	(7,533)	(6,119)
Accounts payable	7,236	2,256
Commissions payable	961	727
Deferred revenue and customer deposits	859	1,253
Income taxes	1,534	1,912
Accrued expenses and other	2,909	668
Benefit obligations	(703)	957
Net cash provided by operating activities	18,622	6,165
Cash flows from investing activities:
Capital additions	(6,450)	(3,473)
Other	426	89
Net cash used for investing activities	(6,024)	(3,384)
Cash flows from financing activities:
Cash dividends	(4,567)	(4,436)
Treasury share repurchases	(1,028)	(918)
Proceeds from bank borrowings	5,000	-
Payments to banks for borrowings	(6,375)	-
Other	(34)	(32)
Net cash used for financing activities	(7,004)	(5,386)
Effect of exchange rate changes on cash	(146)	97
Net increase (decrease) in cash and cash equivalents	5,448	(2,508)
Cash and cash equivalents:
Beginning of period	6,783	125,194
End of period	$12,231	$122,686

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Three Months Ended March 31, 2023
(Dollars in thousands, except share and per share amounts)	Common Shares		Additional Paid-In Capital	Retained	Accumulated Other Comprehensive (Loss)
	Shares	Dollars	Capital	Earnings	Income	Total
Balances December 31, 2022	26,094,865	$5,097	$3,912	$346,659	$(24,474)	$331,194
Net income				6,520		6,520
Other comprehensive income					(1,144)	(1,144)
Stock based compensation, net	119,488	26	1	438		465
Treasury share repurchases	(36,105)	(8)	(889)	(131)		(1,028)
Cash dividends - $0.175 per share				(4,567)		(4,567)
Balances March 31, 2023	26,178,248	$5,115	$3,024	$348,919	$(25,618)	$331,440

	Three Months Ended March 31, 2022
(Dollars in thousands, except share and per share amounts)	Common Shares		Additional Paid-In	Retained	Accumulated Other Comprehensive (Loss)
	Shares	Dollars	Capital	Earnings	Income	Total
Balances December 31, 2021	26,103,661	$5,099	$1,838	$353,369	$(30,330)	$329,976
Net income				7,543		7,543
Other comprehensive income (loss)					387	387
Stock based compensation, net			682			682
Treasury share repurchases	(24,546)	(5)	(822)	(91)		(918)
Cash dividends - $0.17 per share				(4,436)		(4,436)
Balances March 31, 2022	26,079,115	$5,094	$1,698	$356,385	$(29,943)	$333,234

See notes to consolidated financial statements (unaudited).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in tables in thousands of dollars, except for per share amounts)

NOTE 1 - BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Consolidated Financial Statements include the accounts of The Gorman-Rupp Company (the “Company” or “Gorman-Rupp”) and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results. In the opinion of management of the Company, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of results that may be expected for the year ending December 31, 2023. For further information, refer to the Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, from which related information herein has been derived.

NOTE 2 - ACQUISITIONS

On May 31, 2022, the Company acquired the assets of Fill-Rite and Sotera (“Fill-Rite”), a division of Tuthill Corporation, for cash consideration of $528.0 million. The transaction was funded with new debt consisting of $350.0 million from a senior secured term loan, $90.0 million from a subordinated unsecured loan, $5.0 million from the new revolving Credit Facility, and $83.0 million of cash on hand. Refer to “Note 10 – Financing Arrangements” for further details related to the financing completed as part of the transaction.

The Company accounted for the Fill-Rite transaction in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 “Business Combinations”. The results of operations for Fill-Rite are included in the accompanying Consolidated Statements of Income from the acquisition date. Fill-Rite had $40.0 million in net sales and $4.3 million in operating income included in the Company’s consolidated financial statements for the three months ended March 31, 2023. Operating income for the three months ended March 31, 2023 included $0.6 million of acquired customer backlog amortization and $3.0 million in amortization on customer relationships and developed technology.

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

The following table presents the preliminary fair value of assets acquired and liabilities assumed and will be finalized pending completion of purchase accounting matters. No adjustments to the preliminary purchase price allocation were made during the first quarter of 2023:

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

The following is supplemental pro-forma net sales, operating income, net income, and earnings per share had the Fill-Rite acquisition occurred as of January 1, 2021 (in millions):

Three months ended March 31, 2022
Net sales	$143.4
Operating income	$15.2
Net income	$1.8
Earnings per share	$0.25

The supplemental pro forma information presented above is being provided for information purposes only and may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated Fill-Rite since January 1, 2021. There were no material non-recurring pro-forma adjustments present.

NOTE 3 – REVENUE

Disaggregation of Revenue

The following tables disaggregate total net sales by major product category and geographic location:

	Product Category
	March 31,
	2023	2022
Pumps and pump systems	$143,056	$85,769
Repair parts for pumps and pump systems and other	17,410	16,398
Total net sales	$160,466	$102,167

	Geographic Location
	March 31,
	2023	2022
United States	$119,750	$72,391
Foreign countries	40,716	29,776
Total net sales	$160,466	$102,167

International sales represented approximately 25% and 29% of total net sales for the first quarter of 2023 and 2022, respectively, and were made to customers in many different countries around the world.

On March 31, 2023, the Company had $270.6 million of remaining performance obligations, also referred to as backlog. The Company expects to recognize as revenue substantially all of its remaining performance obligations within one year.

The Company’s contract assets and liabilities as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023	December 31, 2022
Contract assets	$-	$-
Contract liabilities	$7,599	$6,740

Revenue recognized for the three months ended March 31, 2023 and 2022 that was included in the contract liabilities balance at the beginning of the period was $2.4 million and $5.1 million, respectively.

NOTE 4 - INVENTORIES

LIFO inventories are stated at the lower of cost or market and all other inventories are stated at the lower of cost or net realizable value. Replacement cost approximates current cost and the excess over LIFO cost is approximately $90.2 million and $88.2 million at March 31, 2023 and December 31, 2022, respectively. Allowances for excess and obsolete inventory totaled $7.3 million at March 31, 2023 and $7.2 million at December 31, 2022. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management’s estimate of expected year-end inventory levels and costs, and are subject to the final year-end LIFO inventory valuation.

Pre-tax LIFO expense was $2.0 million and $1.8 million for the three months ended March 31, 2023 and 2022, respectively.

Inventories are comprised of the following:

Inventories, net:	March 31, 2023	December 31, 2022
Raw materials and in-process	$41,964	$40,448
Finished parts	60,861	57,224
Finished products	13,933	13,461
Total net inventories	$116,758	$111,133

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of the following:

	March 31, 2023	December 31, 2022
Land	$6,225	$6,215
Buildings	119,858	119,197
Machinery and equipment	218,395	212,581
	344,478	337,993
Less accumulated depreciation	(212,287)	(209,353)
Property, plant and equipment, net	$132,191	$128,640

NOTE 6 - PRODUCT WARRANTIES

A liability is established for estimated future warranty and service claims based on historical claims experience and specific product failures. The Company expenses warranty costs directly to Cost of products sold. Changes in the Company’s product warranties liability are:

	March 31,
	2023	2022
Balance at beginning of year	$1,973	$1,637
Provision	969	389
Claims	(744)	(313)
Balance at end of period	$2,198	$1,713

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

The Company established a defined benefit pension plan for certain Fill-Rite employees (“Fill-Rite Plan”) upon the acquisition as of June 1, 2022. The activity is included in the tables within this footnote.

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

The following tables present the components of net periodic benefit costs:

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2023	2022	2023	2022
Service cost	$530	$664	$208	$287
Interest cost	635	454	299	190
Expected return on plan assets	(657)	(812)	-	-
Amortization of prior service cost	-	-	(248)	(283)
Recognized actuarial loss	301	454	(9)	92
Net periodic benefit cost (a)	$809	$760	$250	$286

(a)	The components of net periodic benefit cost other than the service cost component are included in Other income (expense), net in the Consolidated Statements of Income.

NOTE 8 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of Accumulated other comprehensive income (loss) as reported in the Consolidated Balance Sheets are:

	Currency Translation Adjustments	Deferred Gain (Loss) on Cash Flow Hedging	Pension and OPEB Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2022	$(10,619)	$(617)	$(13,238)	$(24,474)
Reclassification adjustments	-	(191)	291	100
Current period benefit (charge)	254	(1,819)	(85)	(1,650)
Income tax benefit (charge)	-	478	(72)	406
Balance at March 31, 2023	$(10,365)	$(2,149)	$(13,104)	$(25,618)

	Currency Translation Adjustments	Deferred Gain (Loss) on Cash Flow Hedging	Pension and OPEB Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2021	$(7,851)	$-	$(22,479)	$(30,330)
Reclassification adjustments	-	-	546	546
Current period benefit (charge)	(36)	-	-	(36)
Income tax benefit (charge)	-	-	(123)	(123)
Balance at March 31, 2022	$(7,887)	$-	$(22,056)	$(29,943)

NOTE 9 – COMMON SHARE REPURCHASES

The Company has a share repurchase program with the authorization to purchase up to $50.0 million of the Company’s common shares. As of March 31, 2023, the Company had $48.1 million available for repurchase under the share repurchase program. During the three-month period ending March 31, 2023 the Company repurchased 36,105 shares at an average cost per share of $28.51 for a total of $1.0 million in the surrender of common shares to cover taxes in connection with the vesting of stock awards. During the three-month period ending March 31, 2022 the Company repurchased 24,546 shares at an average cost per share of $37.39 for a total of $0.9 million.

NOTE 10 – FINANCING ARRANGEMENTS

Debt consisted of:
Senior Secured Credit Agreement	March 31, 2023	December 31, 2022
Senior term loan facility	$336,875	$341,250
Credit facility	20,000	17,000
Subordinated Credit Agreement
Subordinated credit facility	90,000	90,000
Total debt	446,875	448,250
Unamortized discount and debt issuance fees	(10,800)	(11,423)
Total debt, net	436,075	436,827
Less: current portion of long-term debt	(17,500)	(17,500)
Total long-term debt, net	$418,575	$419,327

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

At the option of the Company, borrowings under the Senior Term Loan Facility and under the Credit Facility bear interest at either a base rate or at an Adjusted Term SOFR Rate, plus the applicable margin, which ranges from 0.75% to 1.75% for base rate loans and 1.75% to 2.75% for Adjusted Term SOFR Rate loans. The applicable margin is based on the Company’s senior leverage ratio. As of March 31, 2023, the applicable interest rate under the Senior Secured Credit Agreement was Adjusted Term SOFR plus 2.50%.

The Senior Secured Credit Agreement includes covenants subject to maximum leverage ratios and a minimum fixed charge coverage ratio. We were in compliance with all of our debt covenants as of March 31, 2023.

Subordinated Credit Agreement

On May 31, 2022, the Company entered into an unsecured subordinated credit agreement (“Subordinated Credit Agreement”) which provides for a term loan of $90.0 million (the “Subordinated Credit Facility”). Each of the Guarantors has agreed to guarantee the obligations of the Company under the Subordinated Credit Agreement. The proceeds from the Subordinated Credit Facility, along with cash-on-hand and the proceeds of the Senior Term Loan Facility described above, were used to purchase the assets of Fill-Rite as described in “Note 2 – Acquisitions”.

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

At the option of the Company, borrowings under the Subordinated Credit Facility bear interest at either a base rate plus 8.0%, or at an Adjusted Term SOFR Rate plus 9.0%. As of March 31, 2023 borrowings under the Subordinated Credit Facility bear interest at an Adjusted Term SOFR Rate plus 9.1%.

The Subordinated Credit Agreement includes covenants subject to maximum leverage ratios. We were in compliance with all of our debt covenants as of March 31, 2023.

Interest Rate Derivatives

The Company entered into interest rate swaps that hedge interest payments on its SOFR borrowing during the fourth quarter of 2022. All swaps have been designated as cash flow hedges. The following table summarizes the notional amounts, related rates and remaining terms of interest swap agreements as of March 31:

	Notional Amount		Average Fixed Rate
	2023	2022	2023	2022	Term
Interest rate swaps	$168,437	-	4.1%	-%	Extending to May 2027

The fair value of the Company’s interest rate swaps was a payable of $2.8 million as of March 31, 2023. The fair value was based on inputs other than quoted prices in active markets for identical assets that are observable either directly or indirectly and therefore considered level 2. There were no interest rate swaps in place as of March 31, 2022. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in Accumulated Other Comprehensive Loss. The interest rate swap agreements held by the Company on March 31, 2023 are expected to continue to be effective hedges.

The following table summarizes the fair value of derivative instruments as recorded in the Consolidated Balance Sheets:

	March 31 2023	December 31, 2022
Current Assets:
Prepaid and Other	$910	$1,203
Long-term liabilities:
Other long-term liabilities	(3,730)	(2,012)
Total derivatives	$(2,820)	$(809)

The following table summarizes total gains (losses) recognized on derivatives:

Derivatives in Cash Flow Hedging Relationships	Location of (Loss) Gain Recognized in Income on Derivatives	Amount of (Loss) Gain Recognized in Income on Derivatives
		2023	2022
Interest rate swaps	Interest Expense	$191	$-

The effects of derivative instruments on the Company’s Consolidated Statements of Results of Operations and Comprehensive Income (Loss) for OCI are as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in AOCI on Derivatives		Location of (Loss) Gain Reclassed from AOCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassed from AOCI into Income (Effective Portion)
	March 31,			March 31,
	2023	2022		2023	2022
Interest rate swaps	$(1,819)	$-	Interest expense	$(191)	$-

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except for per share amounts)

The following discussion and analysis of the Company’s financial condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements, and notes thereto, and the other financial data included elsewhere in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with the Company’s audited Consolidated Financial Statements and accompanying notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its Annual Report on Form 10-K for the year ended December 31, 2022.

Executive Overview

On May 31, 2022, the Company acquired the assets of Fill-Rite and Sotera (“Fill-Rite”), a division of Tuthill Corporation, for $528.0 million. When adjusted for approximately $80.0 million in expected tax benefits, the net transaction value was approximately $448.0 million. The Company funded the transaction with cash on-hand and new debt. The Company incurred $7.1 million of one-time acquisition costs during the year ended December 31, 2022 and does not expect to incur material acquisition costs in connection with the transaction going forward. The results of operations for Fill-Rite from the acquisition date are included in the Company’s Consolidated Statements of Income for the three months ended March 31, 2023.

The following discussion of Results of Operations includes certain non-GAAP financial data and measures such as adjusted earnings per share and adjusted earnings before interest, taxes, depreciation and amortization. Adjusted earnings per share is earnings per share excluding amortization of customer backlog per share. Adjusted earnings before interest, taxes, depreciation and amortization is net income (loss) excluding interest, taxes, depreciation and amortization, adjusted to exclude amortization of customer backlog, and non-cash LIFO expense. Management utilizes these adjusted financial data and measures to assess comparative operations against those of prior periods without the distortion of non-comparable factors. The inclusion of these adjusted measures should not be construed as an indication that the Company’s future results will be unaffected by unusual or infrequent items or that the items for which the Company has made adjustments are unusual or infrequent or will not recur. Further, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which method they may elect. The Gorman-Rupp Company believes that these non-GAAP financial data and measures also will be useful to investors in assessing the strength of the Company’s underlying operations from period to period. These non-GAAP financial measures are not intended to replace GAAP financial measures, and they are not necessarily standardized or comparable to similarly titled measures used by other companies. Provided below is a reconciliation of adjusted earnings per share and adjusted earnings before interest, taxes, depreciation and amortization.

	Three Months Ended March 31,
	2023	2022
Adjusted earnings per share:
Reported earnings per share – GAAP basis	$0.25	$0.29
Plus amortization of acquired customer backlog	0.02	-
Non-GAAP adjusted earnings per share	$0.27	$0.29

Adjusted earnings before interest, taxes, depreciation and amortization:
Reported net income–GAAP basis	$6,520	$7,543
Plus interest expense	10,187	-
Plus provision for income taxes	1,955	2,005
Plus depreciation and amortization	7,044	2,933
Non-GAAP earnings before interest, taxes, depreciation and amortization	25,706	12,481
Plus amortization of acquired customer backlog	650	-
Plus non-cash LIFO expense	2,032	1,804
Non-GAAP adjusted earnings before interest, taxes, depreciation and amortization	$28,388	$14,285

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

The Company’s backlog of orders was $270.6 million at March 31, 2023 compared to $195.5 million at March 31, 2022 and $267.4 million at December 31, 2022. Fill-Rite added $11.1 million to the backlog at March 31, 2023 when compared to March 31, 2022. Incoming orders during the first quarter of 2023 increased 49.1% when compared to the same period in 2022, and increased 12.3% excluding Fill-Rite.

On April 27, 2023, the Board of Directors authorized the payment of a quarterly dividend of $0.175 per share on the common stock of the Company, payable June 9, 2023, to shareholders of record as of May 15, 2023. This will mark the 293rd consecutive quarterly dividend paid by The Gorman-Rupp Company.

Outlook

Incoming orders continued at a good pace, with total incoming orders during the quarter of $167.0 million, our backlog remains at record levels.    Inventory grew as planned during the quarter to support our order volume and backlog, while we expect a reduction in inventory levels during the second-half of the year.  We are focused on delivering long term sustained growth and continuing to improve margins.

Three Months Ended March 31, 2023 vs. Three Months Ended March 31, 2022

Net Sales

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Net Sales	$160,466	$102,167	$58,299	57.1%

Net sales for the first quarter of 2023 were $160.5 million compared to net sales of $102.2 million for the first quarter of 2022, an increase of 57.1% or $58.3 million. Domestic sales increased 65.4% or $47.4 million and international sales increased 36.7% or $10.9 million compared to the same period in 2022. Fill-Rite sales, which are primarily domestic, were $40.0 million for the first quarter of 2023.

Excluding Fill-Rite, sales in our water markets increased 20.1% or $14.5 million in the first quarter of 2023 compared to the first quarter of 2022. Sales increased $7.7 million in the fire suppression market, $3.1 million in the municipal market, $2.1 million in the repair market, and $1.9 million in the construction market. Partially offsetting these increases was a sales decrease of $0.3 million in the agriculture market.

Excluding Fill-Rite, sales in our non-water markets increased 12.8% or $3.8 million in the first quarter of 2023 compared to the first quarter of 2022. Sales increased $3.1 million in the industrial market, $0.4 million in the petroleum market, and $0.3 million in the OEM market.

Cost of Products Sold and Gross Profit

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Cost of products sold	$114,943	$76,670	$38,273	49.9%
% of Net sales	71.6%	75.0%
Gross Margin	28.4%	25.0%

Gross profit was $45.5 million for the first quarter of 2023, resulting in gross margin of 28.4%, compared to gross profit of $25.5 million and gross margin of 25.0% for the same period in 2022. The improvement in gross margin was due primarily to leverage from increased sales volume and sales mix which includes Fill-Rite in 2023. The 340 basis point increase in gross margin was driven by a 270 basis point improvement from labor and overhead leverage due to increased sales volume and a 70 basis point improvement in cost of material. Gross margin for the first quarter of 2023 includes 40 basis points of amortization expense related to the Fill-Rite acquired customer backlog. The acquired customer backlog will be fully amortized during the second quarter of 2023.

Selling, General and Administrative (SG&A) Expenses

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Selling, general and administrative expenses	$23,237	$15,878	$7,359	46.3%
% of Net sales	14.5%	15.5%

Selling, general and administrative (“SG&A”) expenses were $23.2 million and 14.5% of net sales for the first quarter of 2023 compared to $15.9 million and 15.5% of net sales for the same period in 2022. The increase in SG&A expenses is primarily due to the inclusion of Fill-Rite. The improvement in SG&A as a percent of sales was due to favorable leverage from increased sales.

Amortization Expense

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Amortization expense	$3,191	$161	$3,030	1,882.0%
% of Net sales	2.0%	0.2%

Amortization expense was $3.2 million for the first quarter of 2023 compared to $0.2 million for the same period in 2022. The increase in amortization expense was due to $3.0 million in amortization attributable to the Fill-Rite acquisition.

Operating Income

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Operating income	$19,095	$9,458	$9,637	101.9%
% of Net sales	11.9%	9.3%

Operating income was $19.1 million for the first quarter of 2023, resulting in an operating margin of 11.9%, compared to operating income of $9.5 million and operating margin of 9.3% for the same period in 2022. Operating margin increased 260 basis points compared to the same period in 2022 due to improved leverage on labor, overhead, and SG&A expenses due to increased sales volumes partially offset by increased amortization expense.

Interest Expense

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Interest Expense	$10,187	$-	$10,187	100%
% of Net sales	6.3%	-%

Interest expense was $10.2 million for the first quarter of 2023. No interest expense was recorded in the first quarter of 2022. The interest expense was due to debt financing attributable to the Fill-Rite acquisition.

Net Income

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Income before income taxes	$8,475	$9,548	$(1,073)	(11.2)%
% of Net sales	5.3%	9.3%
Income taxes	$1,955	$2,005	$(50)	(2.5)%
Effective tax rate	23.1%	21.0%
Net income	$6,520	$7,543	$(1,023)	(13.6)%
% of Net sales	4.1%	7.4%
Earnings per share	$0.25	$0.29	$(0.04)	(13.8)%

The Company’s effective tax rate was 23.1% for the first quarter of 2023 compared to 21.0% for the first quarter of 2022 with the increase primarily related to discrete adjustments for the quarter.

Net income was $6.5 million, or $0.25 per share, for the first quarter of 2023 compared to net income of $7.5 million, or $0.29 per share, in the first quarter of 2022. Adjusted earnings per share for the first quarter of 2023 were $0.27 per share compared to $0.29 per share for the first quarter of 2022.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and borrowings under our Credit Facility. Cash and cash equivalents totaled $12.2 million at March 31, 2023. The Company had an additional $78.1 million available under the revolving credit facility after deducting $20.0 million drawn and $1.9 million in outstanding letters of credit primarily related to customer orders. We believe we have adequate liquidity from funds on hand and borrowing capacity to execute our financial and operating strategy, as well as comply with debt obligation and financial covenants for at least the next 12 months.

As of March 31, 2023, the Company had $446.9 million in total debt outstanding due in 2027. The Company was in compliance with its debt covenants, including limits on additional borrowings and maintenance of certain operating and financial ratios, at March 31, 2023 and December 31, 2022.

Capital expenditures for the first three months of 2023 were $6.5 million and consisted primarily of machinery and equipment and building improvements. Capital expenditures for the full-year 2023 are presently planned to be in the range of $18-$20 million primarily for building improvements and machinery and equipment purchases, and are expected to be financed through internally-generated funds.

On April 27, 2023, the Board of Directors authorized the payment of a quarterly dividend of $0.175 per share on the common stock of the Company, payable June 9, 2023, to shareholders of record as of May 15, 2023. The Company currently expects to continue its exceptional history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.

The Board of Directors has authorized a share repurchase program of up to $50.0 million of the Company’s common shares. The actual number of shares repurchased will depend on prevailing market conditions, alternative uses of capital and other factors, and will be determined at management’s discretion. The Company is not obligated to make any purchases under the program, and the program may be suspended or discontinued at any time. As of March 31, 2023, the Company had $48.1 million available for repurchase under the share repurchase program.

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

The following table reconciles adjusted earnings before interest, income taxes and depreciation and amortization as reconciled above to free cash flow:

	Three Months Ended March 31,
	2023	2022
Non-GAAP adjusted earnings before interest, taxes, depreciation and amortization	$28,388	$14,285
Less capital expenditures	(6,450)	(3,473)
Less cash dividends	(4,567)	(4,436)
Non-GAAP free cash flow	$17,371	$6,376

Financial Cash Flow

	Three Months Ended March 31,
	2023	2022
Beginning of period cash and cash equivalents	$6,783	$125,194
Net cash provided by operating activities	18,622	6,165
Net cash used for investing activities	(6,024)	(3,384)
Net cash used for financing activities	(7,004)	(5,386)
Effect of exchange rate changes on cash	(146)	97
Net increase in cash and cash equivalents	5,448	(2,508)
End of period cash and cash equivalents	$12,231	$122,686

The increase in cash provided by operating activities in the first three months of 2023 compared to the same period last year was primarily due to increased earnings before depreciation, amortization, and LIFO expense, and improved cash flow from accounts receivable and accounts payable. Cash outflow for inventory increased when compared to the same period last year due to strong incoming orders and high backlog.

During the first three months of 2023, investing activities of $6.0 million consisted of $6.5 million for capital expenditures primarily for machinery and equipment. During the first three months of 2022, investing activities consisted of capital expenditures primarily for machinery and equipment of $3.5 million.

Net cash used for financing activities for the first three months of 2023 primarily consisted of net payments on bank borrowings of $1.4 million, dividend payments of $4.6 million, and share repurchases of $1.0 million. Net cash used for financing activities for the first three months of 2022 primarily consisted of dividend payments of $4.4 million and share repurchases of $0.9 million.

Critical Accounting Policies

Our critical accounting policies are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our Consolidated Financial Statements for the year ended December 31, 2022 contained in our Annual Report on Form 10-K for the year ended December 31, 2022. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the notes to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

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

Interest Rate Risk

The results of operations are exposed to changes in interest rates primarily with respect to borrowings under the Company’s Senior Term Loan Facility, Credit Facility, and Subordinated Credit Facility. Borrowings under the Senior Term Loan Facility and Credit Facility may be made either at (i) a base rate plus the applicable margin, which ranges from 0.75% to 1.75%, or at (ii) an Adjusted Term SOFR Rate, plus the applicable margin, which ranges from 1.75% to 2.75%. Borrowings under the Subordinated Credit Facility bear interest at (i) either a base rate plus 8.0%, or at (ii) an Adjusted Term SOFR Rate plus 9.1%. At March 31, 2023, the Company had $336.9 million in borrowings under the Senior Term Loan Facility, $20.0 million in borrowing under the Credit Facility, and $90.0 million in borrowings under the Subordinated Credit Facility.

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

Foreign Currency Risk

The Company’s foreign currency exchange rate risk is limited primarily to the Euro, Canadian Dollar, South African Rand and British Pound. The Company manages its foreign exchange risk principally through invoicing customers in the same currency as is used in the market of the source of products. The foreign currency transaction gains (losses) for the three month periods ending March 31, 2023 and 2022 were ($0.1) million and $0.1 million, respectively, and are reported within Other (expense) income, net on the Consolidated Statements of Income.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control Over Financial Reporting

As of March 31, 2023, we are in the process of integrating the internal controls of the acquired Fill-Rite business into Gorman-Rupp’s existing operations as part of planned integration activities. In addition, we have implemented new processes and internal controls to assist us in the preparation and disclosure of financial information. There were no other changes in Gorman-Rupp’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Gorman-Rupp’s internal control over financial reporting during the quarter ended March 31, 2023.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no material changes from the legal proceedings previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

ITEM 1A.	RISK FACTORS

In addition to the information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer purchases of its common shares during the first quarter of 2023 were:

Period	Total number of shares purchased	Average price paid per share	Approximate dollar value of shares that may yet be purchased under the program
January 1 to January 31, 2023	-	$-	$48,007
February 1 to February 28, 2023	-	-	$48,067
March 1 to March 31, 2023	-	-	$48,067
Total	-	$-	$48,067

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

Exhibit 31.1	Certification of Scott A. King, President and Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of James C. Kerr, Executive Vice President and Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Certification pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
Exhibit 101

Financial statements from the Quarterly Report on Form 10-Q of The Gorman-Rupp Company for the quarter ended March 31, 2023, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity, and (vi) the Notes to Consolidated Financial Statements.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Gorman-Rupp Company
(Registrant)
Date: May 1, 2023
	By:	/s/James C. Kerr
James C. Kerr
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)