Form 10-Q
period 2023-06-30
GORMAN RUPP CO
filed 2023-07-31
CIK 42682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

On July 31, 2023 there were 26,193,998 common shares, without par value, of The Gorman-Rupp Company outstanding.

The Gorman-Rupp Company

Three and Six Months Ended June 30, 2023 and 2022

PART I. FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS (UNAUDITED)

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2023	2022	2023	2022
Net sales	$171,024	$119,067	$331,490	$221,234
Cost of products sold	119,366	90,828	234,309	167,498
Gross profit	51,658	28,239	97,181	53,736
Selling, general and administrative expenses	24,193	24,114	47,430	39,936
Amortization expense	3,182	1,218	6,373	1,435
Operating income	24,283	2,907	43,378	12,365
Interest expense	(10,485)	(2,322)	(20,672)	(2,322)
Other income (expense), net	(536)	(1,846)	(969)	(1,756)
Income (loss) before income taxes	13,262	(1,261)	21,737	8,287
Provision (benefit) from income taxes	2,785	(265)	4,740	1,740
Net income (loss)	$10,477	$(996)	$16,997	$6,547
Earnings (loss) per share	$0.40	$(0.04)	$0.65	$0.25
Cash dividends per share	$0.175	$0.170	$0.350	$0.340
Average number of shares outstanding	26,178,248	26,079,115	26,154,196	26,085,006

See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Net income (loss)	$10,477	$(996)	$16,997	$6,547
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	23	(2,828)	278	(2,864)
Cash flow hedging activity	2,626	-	1,094	-
Pension and postretirement medical liability adjustments	233	1,663	366	2,086
Other comprehensive income (loss)	2,882	(1,165)	1,738	(778)
Comprehensive income (loss)	$13,359	$(2,161)	$18,735	$5,769

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED BALANCE SHEETS

	(unaudited)
(Dollars in thousands)	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$12,173	$6,783
Accounts receivable, net	101,875	93,059
Inventories, net	115,816	111,133
Prepaid and other	10,957	14,551
Total current assets	240,821	225,526
Property, plant and equipment, net	136,047	128,640
Other assets	26,133	11,579
Other intangible assets, net	242,989	249,361
Goodwill	257,660	257,724
Total assets	$903,650	$872,830
Liabilities and equity
Current liabilities:
Accounts payable	$29,161	$24,697
Payroll and employee related liabilities	21,281	17,132
Commissions payable	10,352	10,116
Deferred revenue and customer deposits	9,097	6,740
Current portion of long-term debt	17,500	17,500
Accrued expenses	8,796	9,028
Total current liabilities	96,187	85,213
Pension benefits	10,368	9,352
Postretirement benefits	22,092	22,413
Long-term debt, net of current portion	411,405	419,327
Other long-term liabilities	22,239	5,331
Total liabilities	562,291	541,636
Equity:
Common shares, without par value:
Authorized - 35,000,000 shares;
Outstanding - 26,178,248 shares at June 30, 2023 and 26,094,865 shares at December 31, 2022 (after deducting treasury shares of 870,548 and 953,931, respectively), at stated capital amounts	5,115	5,097
Additional paid-in capital	4,165	3,912
Retained earnings	354,815	346,659
Accumulated other comprehensive (loss)	(22,736)	(24,474)
Total equity	341,359	331,194
Total liabilities and equity	$903,650	$872,830

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Dollars in thousands)	2023	2022
Cash flows from operating activities:
Net income	$16,997	$6,547
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,158	7,201
LIFO expense	4,440	6,004
Pension expense	1,617	3,357
Stock based compensation	1,606	1,413
Amortization of debt issuance fees	1,481	237
Other	30	-
Changes in operating assets and liabilities:
Accounts receivable, net	(8,645)	(11,713)
Inventories, net	(8,959)	(10,687)
Accounts payable	4,435	938
Commissions payable	142	392
Deferred revenue and customer deposits	2,365	(1,269)
Income taxes	2,374	(1,045)
Accrued expenses and other	2,235	1,273
Benefit obligations	3,580	4,044
Net cash provided by operating activities	37,856	6,692
Cash flows from investing activities:
Capital additions	(13,270)	(8,445)
Payment for acquisitions	-	(526,301)
Other	367	208
Net cash used for investing activities	(12,903)	(534,538)
Cash flows from financing activities:
Cash dividends	(9,148)	(8,869)
Treasury share repurchases	(1,029)	(918)
Proceeds from bank borrowings	5,000	445,000
Payments to banks for borrowings	(13,750)	-
Debt issuance fees	-	(15,165)
Other	(534)	(65)
Net cash provided by (used for) financing activities	(19,461)	419,983
Effect of exchange rate changes on cash	(102)	(503)
Net increase (decrease) in cash and cash equivalents	5,390	(108,366)
Cash and cash equivalents:
Beginning of period	6,783	125,194
End of period	$12,173	$16,828

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Six Months Ended June 30, 2023
(Dollars in thousands, except	Common Shares		Additional Paid-In	Retained	Accumulated Other Comprehensive
share and per share amounts)	Shares	Dollars	Capital	Earnings	(Loss) Income	Total
Balances December 31, 2022	26,094,865	$5,097	$3,912	$346,659	$(24,474)	$331,194
Net income				6,520		6,520
Other comprehensive loss					(1,144)	(1,144)
Stock based compensation, net	119,488	26	1	438		465
Treasury share repurchases	(36,105)	(8)	(889)	(131)		(1,028)
Cash dividends - $0.175 per share				(4,567)		(4,567)
Balances March 31, 2023	26,178,248	$5,115	$3,024	$348,919	$(25,618)	$331,440
Net income				10,477		10,477
Other comprehensive income					2,882	2,882
Stock based compensation, net			1,141			1,141
Treasury share repurchases						-
Cash dividends - $0.175 per share				(4,581)		(4,581)
Balances June 30, 2023	26,178,248	$5,115	$4,165	$354,815	$(22,736)	$341,359

	Six Months Ended June 30, 2022
(Dollars in thousands, except	Common Shares		Additional Paid-In	Retained	Accumulated Other Comprehensive
share and per share amounts)	Shares	Dollars	Capital	Earnings	(Loss) Income	Total
Balances December 31, 2021	26,103,661	$5,099	$1,838	$353,369	$(30,330)	$329,976
Net income				7,543		7,543
Other comprehensive income					387	387
Stock based compensation, net			682			682
Treasury share repurchases	(24,546)	(5)	(822)	(91)		(918)
Cash dividends - $0.17 per share				(4,436)		(4,436)
Balances March 31, 2022	26,079,115	$5,094	$1,698	$356,385	$(29,943)	$333,234
Net income (loss)				(996)		(996)
Other comprehensive loss					(1,165)	(1,165)
Stock based compensation, net			730			730
Treasury share repurchases						0
Cash dividends - $0.17 per share				(4,433)		(4,433)
Balances June 30, 2022	26,079,115	$5,094	$2,428	$350,956	$(31,108)	$327,370

See notes to consolidated financial statements (unaudited).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in tables in thousands of dollars, except for per share amounts)

NOTE 1 - BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Consolidated Financial Statements include the accounts of The Gorman-Rupp Company (the “Company” or “Gorman-Rupp”) and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results. In the opinion of management of the Company, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of results that may be expected for the year ending December 31, 2023. For further information, refer to the Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, from which related information herein has been derived.

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

Under the acquisition method of accounting, the assets and liabilities have been recorded at their respective estimated fair values as of the date of completion of the acquisition and reported into the Company’s Consolidated Balance Sheets. The following table presents the fair value of assets acquired and liabilities assumed. No adjustments to the preliminary purchase price allocation were made during the second quarter of 2023 and the purchase price allocation is now final:

Account receivable	$21,273
Inventory	12,214
Customer backlog (amortized over 1 year)	2,600
Other current assets	914
Property, plant, and equipment	24,505
Customer relationships (amortized over 20 years)	200,900
Technology (amortized over 20 years)	39,800
Tradenames (unamortized)	10,700
Goodwill	230,688
Total assets acquired	$543,594
Current liabilities assumed	(15,601)
Allocated purchase price	$527,993

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

The following is supplemental pro-forma net sales, operating income, net income, and earnings per share had the Fill-Rite Acquisition occurred as of January 1, 2021 (in millions):

Six Months Ended June 30, 2022
Net sales	$286.3
Operating income	$27.7
Net income	$9.5
Earnings per share	$0.36

The supplemental pro forma information presented above is being provided for information purposes only and may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated Fill-Rite since January 1, 2021.

NOTE 3 – REVENUE

Disaggregation of Revenue

The following tables disaggregate total net sales by end market and geographic location:

	End market
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Industrial	$22,786	$18,664	$43,731	$36,518
Fire	36,935	27,904	73,074	56,326
Agriculture	5,027	5,195	9,776	10,207
Construction	11,921	10,073	22,949	19,238
Municipal	19,549	16,950	36,973	31,257
Petroleum	3,719	2,631	7,739	6,173
OEM	9,480	9,300	18,490	18,031
Repair parts	18,722	14,809	35,912	29,943
Total net sales excluding Fill-Rite	128,139	105,526	248,644	207,693
Fill-Rite	42,885	13,541	82,846	13,541
Total net sales	$171,024	$119,067	$331,490	$221,234

	Geographic Location
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$128,289	$85,375	$248,039	$157,766
Foreign countries	42,735	33,692	83,451	63,468
Total net sales	$171,024	$119,067	$331,490	$221,234

International sales represented approximately 25% and 28% of total net sales for the second quarter of 2023 and 2022, respectively, and were made to customers in many different countries around the world.

On June 30, 2023, the Company had $249.8 million of remaining performance obligations, also referred to as backlog. The Company expects to recognize as revenue substantially all of its remaining performance obligations within one year.

The Company’s contract assets and liabilities as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023	December 31, 2022
Contract assets	$-	$-
Contract liabilities	$9,097	$6,740

Revenue recognized for the six months ended June 30, 2023 and 2022 that was included in the contract liabilities balance at the beginning of the period was $3.7 million and $8.2 million, respectively.

NOTE 4 - INVENTORIES

LIFO inventories are stated at the lower of cost or market and all other inventories are stated at the lower of cost or net realizable value. Replacement cost approximates current cost and the excess over LIFO cost is approximately $92.6 million and $88.2 million at June 30, 2023 and December 31, 2022, respectively. Allowances for excess and obsolete inventory totaled $7.2 million at June 30, 2023 and December 31, 2022, respectively. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management’s estimate of expected year-end inventory levels and costs, and are subject to the final year-end LIFO inventory valuation.

Inventories are comprised of the following:

	June 30, 2023	December 31, 2022
Inventories, net:
Raw materials and in-process	$40,752	$40,448
Finished parts	61,536	57,224
Finished products	13,528	13,461
Total net inventories	$115,816	$111,133

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of the following:

	June 30, 2023	December 31, 2022
Land	$6,210	$6,215
Buildings	120,149	119,197
Machinery and equipment	224,510	212,581
	$350,869	$337,993
Less accumulated depreciation	(214,822)	(209,353)
Property, plant and equipment, net	$136,047	$128,640

NOTE 6 - PRODUCT WARRANTIES

A liability is established for estimated future warranty and service claims based on historical claims experience and specific product failures. The Company expenses warranty costs directly to Cost of products sold. Changes in the Company’s product warranties liability are:

	June 30,
	2023	2022
Balance of beginning of year	$1,973	$1,637
Provision	2,130	593
Acquired	-	645
Claims	(1,741)	(665)
Balance at end of period	$2,362	$2,210

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

The following tables present the components of net periodic benefit costs:

	Pension Benefits		Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022
Service cost	$530	$482	$209	$287
Interest cost	635	711	299	190
Expected return on plan assets	(657)	(692)	-	-
Amortization of prior service cost	-	-	(249)	(283)
Recognized actuarial loss	301	481	(9)	92
Settlement loss	-	1,597	-	-
Net periodic benefit cost (a)	$809	$2,579	$250	$286

	Pension Benefits		Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Service cost	$1,060	$1,146	$417	$573
Interest cost	1,270	1,165	598	380
Expected return on plan assets	(1,314)	(1,504)	-	-
Amortization of prior service cost	-	-	(497)	(565)
Recognized actuarial loss	601	935	(18)	184
Settlement loss	-	1,597	-	-
Net periodic benefit cost (a)	$1,617	$3,339	$500	$572

(a)	The components of net periodic cost other than the service cost component are included in Other income (expense), net in the Consolidated Statements of Income.

During the three and six months ended June 30, 2022, the Company recorded a settlement loss relating to retirees that received lump-sum distributions from the Company’s defined benefit pension plan totaling $1.6 million. There were no settlement losses recorded for the three or six month periods ended June 30, 2023. These changes were the result of lump-sum payments to retirees exceeding the Plan’s actuarial service and interest cost.

NOTE 8 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of Accumulated other comprehensive income (loss) as reported in the Consolidated Balance Sheets are:

	Currency Translation Adjustments	Deferred Gain (Loss) on Cash Flow Hedging	Pension and OPEB Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2022	$(10,619)	$(617)	$(13,238)	$(24,474)
Reclassification adjustments	-	(588)	583	(5)
Current period benefit (charge)	278	2,023	(72)	2,229
Income tax benefit (charge)	-	(341)	(145)	(486)
Balance at June 30, 2023	$(10,341)	$477	$(12,872)	$(22,736)

	Currency Translation Adjustments	Deferred Gain (Loss) on Cash Flow Hedging	Pension and OPEB Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2021	$(7,851)	$-	$(22,479)	$(30,330)
Reclassification adjustments	-	-	2,716	2,716
Current period benefit (charge)	(2,864)	-	-	(2,864)
Income tax benefit (charge)	-	-	(630)	(630)
Balance at June 30, 2022	$(10,715)	$-	$(20,393)	$(31,108)

NOTE 9 – COMMON SHARE REPURCHASES

The Company has a share repurchase program with the authorization to purchase up to $50.0 million of the Company’s common shares. As of June 30, 2023, the Company had $48.1 million available for repurchase under the share repurchase program. During the six-month period ending June 30, 2023, the Company repurchased 36,105 shares at an average cost per share of $28.51 for a total of $1.0 million in the surrender of common shares to cover taxes in connection with the vesting of stock awards, which were not part of the share repurchase program. During the six-month period ending June 30, 2022, the Company repurchased 24,546 shares at an average cost per share of $37.39 for a total of $0.9 million. No shares were repurchased during the three month periods ending June 30, 2023 and 2022.

NOTE 10 – FINANCING ARRANGEMENTS

Debt consisted of:
Senior Secured Credit Agreement	June 30, 2023	December 31, 2022
Senior term loan facility	$332,500	$341,250
Credit facility	17,000	17,000
Subordinated Credit Agreement
Subordinated credit facility	90,000	90,000
Total debt	439,500	448,250
Unamortized discount and debt issuance fees	(10,595)	(11,423)
Total debt, net	428,905	436,827
Less: current portion of long-term debt	(17,500)	(17,500)
Total long-term debt, net	$411,405	$419,327

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

At the option of the Company, borrowings under the Senior Term Loan Facility and under the Credit Facility bear interest at either a base rate or at an Adjusted Term SOFR Rate, plus the applicable margin, which ranges from 0.75% to 1.75% for base rate loans and 1.75% to 2.75% for Adjusted Term SOFR Rate loans. The applicable margin is based on the Company’s senior leverage ratio. As of June 30, 2023, the applicable interest rate under the Senior Secured Credit Agreement was Adjusted Term SOFR plus 2.5%.

The Senior Secured Credit Agreement includes covenants requiring the Company to maintain certain maximum leverage ratios and a minimum fixed charge coverage ratio. On June 30, 2023, the Senior Secured Credit Agreement was amended to provide the Company with more flexibility by adjusting the minimum fixed charge coverage ratio to not less than 1.00 to 1.00 for each four consecutive fiscal quarter periods ending June 30, 2023 through and including June 30, 2024 and not less than 1.10 to 1.00 for each four consecutive fiscal quarter periods ending September 30, 2024 through and including December 31, 2024. We were in compliance with all of our debt covenants as of June 30, 2023, including those covenants as they were in effect prior to the amendment of the Senior Secured Credit Agreement.

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

At the option of the Company, borrowings under the Subordinated Credit Facility bear interest at either a base rate plus 8.0%, or at an Adjusted Term SOFR Rate plus 9.0%. As of June 30, 2023 borrowings under the Subordinated Credit Facility bear interest at an Adjusted Term SOFR Rate plus 9.1%.

The Subordinated Credit Agreement includes covenants subject to maximum leverage ratios. We were in compliance with all of our debt covenants as of June 30, 2023.

Interest Rate Derivatives

The Company entered into interest rate swaps that hedge interest payments on its SOFR borrowing during the fourth quarter of 2022. All swaps have been designated as cash flow hedges. The following table summarizes the notional amounts, related rates and remaining terms of interest swap agreements as of June 30, 2023 and December 31, 2022:

	Notional Amount		Average Fixed Rate
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	Term
Interest rate swaps	$166,250	$170,600	4.1%	4.1%	Extending to May 2027

The fair value of the Company’s interest rate swaps was a receivable of $0.6 million as of June 30, 2023 and a payable of $0.8 million as of December 31, 2022. The fair value was based on inputs other than quoted prices in active markets for identical assets that are observable either directly or indirectly and therefore considered level 2. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in Accumulated Other Comprehensive Loss. The interest rate swap agreements held by the Company on June 30, 2023 are expected to continue to be effective hedges.

The following table summarizes the fair value of derivative instruments as recorded in the Consolidated Balance Sheets:

	June 30, 2023	December 31, 2022
Current Assets:
Prepaid and Other	$1,879	$1,203
Long-term liabilities:
Other long-term liabilities	(1,253)	(2,012)
Total derivatives	$626	$(809)

The following table summarizes total gains (losses) recognized on derivatives:

Derivatives in Cash Flow Hedging Relationships	Location of (Loss) Gain Recognized in Income on Derivatives	Amount of (Loss) Gain Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
Interest rate swaps	Interest Expense	$397	$-	$588	$-

The effects of derivative instruments on the Company’s Consolidated Statements of Results of Operations and Comprehensive Income (Loss) for OCI are as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in AOCI on Derivatives		Location of (Loss) Gain Reclassed from AOCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassed from AOCI into Income (Effective Portion)
	Three Months Ended June 30,			Three Months Ended June 30,
	2023	2022		2023	2022
Interest rate swaps	$3,842	$-	Interest expense	$(397)	$-

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in AOCI on Derivatives		Location of (Loss) Gain Reclassed from AOCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassed from AOCI into Income (Effective Portion)
	Six Months Ended June 30,			Six Months Ended June 30,
	2023	2022		2023	2022
Interest rate swaps	$2,023	$-	Interest expense	$(588)	$-

NOTE 11 – LEASES

On June 1, 2023, the Company commenced a lease for a new manufacturing facility in Lenexa Kansas with an initial lease term through August 31, 2043. The Company will vacate its current leased Lenexa manufacturing facility on August 31, 2023, with no additional lease liability after that date. The new lease is considered an operating lease and is subject to annual rent escalations based on the greater of a set minimum percentage or the Consumer Price Index. As result of this lease, the Company recorded a right-of-use (ROU) asset which is included in Other Assets, and a long-term lease liability, which is included in Other Long-Term Liabilities, each of approximately $17.5 million as of June 30, 2023. The impact on the Consolidated Statements of Income for the three and six month periods ended June 30, 2023 was not material.

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

On May 31, 2022, the Company acquired the assets of Fill-Rite and Sotera (“Fill-Rite”), a division of Tuthill Corporation, for $528.0 million. When adjusted for approximately $80.0 million in expected tax benefits, the net transaction value was approximately $448.0 million. The Company funded the transaction with cash on-hand and new debt. The Company incurred $7.1 million of one-time acquisition costs during the year ended December 31, 2022 and does not expect to incur material acquisition costs in connection with the transaction going forward. The results of operations for Fill-Rite are included in the Company’s Consolidated Statements of Income from the acquisition date.

The Company’s backlog of orders was $249.8 million at June 30, 2023 compared to $264.7 million at June 30, 2022 and $267.4 million at December 31, 2022. Incoming orders for the first six months of 2023 were $321.0 million, or an increase of 12.0% compared to the same period in 2022, and a decrease of 13.8% excluding Fill-Rite.

On July 27, 2023, the Board of Directors authorized the payment of a quarterly dividend of $0.175 per share on the common stock of the Company, payable September 8, 2023, to shareholders of record as of August 15, 2023. This will mark the 294th consecutive quarterly dividend paid by The Gorman-Rupp Company.

The Company currently expects to continue its exceptional history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.

Outlook

The Company’s backlog is down from the record level at the end of the first quarter of 2023 but remains elevated, which positions us well for the remainder of the year.  We believe that our inventory levels have peaked and that we will see a reduction in the second-half, which will further contribute to our improvements in cash flow. We remain focused on delivering long term sustained growth and continuing to improve our debt leverage.

Three Months Ended June 30, 2023 vs. Three Months Ended June 30, 2022

Net Sales

The following table presents the Company’s disaggregated net sales by its end markets for the three months ended June 30, 2023 and June 30, 2022:

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Industrial	$22,786	$18,664	$4,122	22.1%
Fire	36,935	27,904	9,031	32.4%
Agriculture	5,027	5,195	(168)	(3.2)%
Construction	11,921	10,073	1,848	18.3%
Municipal	19,549	16,950	2,599	15.3%
Petroleum	3,719	2,631	1,088	41.4%
OEM	9,480	9,300	180	1.9%
Repair parts	18,722	14,809	3,913	26.4%
Total net sales excluding Fill-Rite	128,139	105,526	22,613	21.4%
Fill-Rite	42,885	13,541	29,344	216.7%
Total net sales	$171,024	$119,067	$51,957	43.6%

Net sales for the second quarter of 2023 were $171.0 million compared to net sales of $119.1 million for the second quarter of 2022, an increase of 43.6% or $52.0 million. Domestic sales increased 50.3% or $42.9 million and international sales increased 26.8% or $9.0 million compared to the same period in 2022.

Fill-Rite sales were $42.9 million for the second quarter of 2023 compared to $13.5 million from the acquisition date of May 31, 2022 to June 30, 2022.  In addition to the increase at Fill-Rite, sales increased $22.6 million, or 21.4%, due to an increase in volume as well as the impact of two pricing increases taken in 2022 and an annual price increase in January 2023.  The Company’s two price increases in 2022, as well as the price increase in 2023 averaged between 4.0% - 5.0%.  Sales increased $9.0 million in the fire suppression market primarily from increased domestic commercial construction, $4.1 million in the industrial market and $3.9 million in the repair market due to strengthening in the broader industrial economy, $2.6 million in the municipal market due to domestic flood control and wastewater projects related to increased infrastructure investment, $1.9 million in the construction market due to strong overall conditions including infrastructure related projects, $1.1 million in the petroleum market due to increased demand for larger petroleum transfer pumps, and $0.2 million in the OEM market.  Partially offsetting these increases was a sales decrease of $0.2 million in the agriculture market primarily driven by weather conditions, where increased snowfall runoff and rain have slowed demand.

Cost of Products Sold and Gross Profit

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Cost of products sold	$119,366	$90,828	$28,538	31.4%
% of Net sales	69.8%	76.3%
Gross Margin	30.2%	23.7%

Gross profit was $51.7 million for the second quarter of 2023, resulting in gross margin of 30.2%, compared to gross profit of $28.2 million and gross margin of 23.7% for the same period in 2022.  The 650 basis point increase in gross margin included a 200 basis point improvement on labor and overhead leverage due to increased sales volume and sales mix which includes a full quarter of Fill-Rite.  The increase in gross margin also included a 450 basis point improvement in cost of material, which consisted of a reduction in LIFO expense of 210 basis points, a 120 basis point improvement from the realization of selling price increases, and a favorable impact of 120 basis points related to the Fill-Rite inventory step-up that was recorded during the second quarter of 2022 that did not recur in 2023.

Selling, General and Administrative (SG&A) Expenses

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Selling, general and administrative expenses	$24,193	$24,114	$79	0.3%
% of Net sales	14.1%	20.3%

Selling, general and administrative (“SG&A”) expenses were $24.2 million and 14.1% of net sales for the second quarter of 2023 compared to $24.1 million and 20.3% of net sales for the same period in 2022.  SG&A expenses for the second quarter of 2022 included $6.9 million of one-time acquisition costs.  Excluding acquisition costs, SG&A expenses were $17.2 million and 14.5 % of net sales for the second quarter of 2022.  The increase in SG&A expenses, excluding acquisition costs, was due to the inclusion of a full quarter of Fill-Rite as compared to one month in the same period in 2022, as well as increased expenses to support sales growth.  The improvement in SG&A as a percent of sales was primarily due to favorable leverage from increased sales.

Amortization expense

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Amortization expense	$3,182	$1,218	$1,964	161.2%
% of Net sales	1.9%	1.0%

Amortization expense was $3.2 million for the second quarter of 2023 compared to $1.2 million for the same period in 2022. The increase in amortization expense was due to a full quarter of amortization attributable to the Fill-Rite acquisition compared to one month for the same period in 2022.

Operating Income

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Operating Income	$24,283	$2,907	$21,376	735.3%
% of Net sales	14.2%	2.4%

Operating income was $24.3 million for the second quarter of 2023, resulting in an operating margin of 14.2%, compared to operating income of $2.9 million and operating margin of 2.4% for the same period in 2022.  Operating income for the second quarter of 2022 included $6.9 million of one-time acquisition costs and $1.4 million of inventory step-up amortization.  Excluding acquisition costs and inventory step-up totaling together $8.3 million, operating income was $11.2 million for the second quarter 2022 resulting in an operating margin of 9.4% of net sales.  Excluding acquisition costs and inventory step-up in the second quarter of 2022 totaling $8.3 million, operating margin in the second quarter of 2023 increased 480 basis points compared to the same period in 2022 due to improved leverage on labor, overhead, and SG&A expenses due to increased sales volumes and improved cost of material partially offset by increased amortization expense.

Interest Expense

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Interest Expense	$(10,485)	$(2,322)	$(8,163)	351.6%
% of Net sales	(6.1)%	(2.0)%

Interest expense was $10.5 million for the second quarter of 2023 compared to $2.3 million for the same period in 2022. The increase in interest expense was due to the inclusion of a full quarter of interest expense and increased interest rates on the debt financing attributable to the Fill-Rite acquisition.

Net Income (loss)

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Income (loss) before income taxes	$13,262	$(1,261)	$14,523	1151.7%
% of Net sales	7.8%	(1.1%)
Income taxes	$2,785	$(265)	$3,050	1150.9%
Effective tax rate	21.0%	21.0%
Net income (loss)	$10,477	$(996)	$11,473	1151.9%
% of Net sales	6.1%	(0.8%)
Earnings per share	$0.40	$(0.04)	$0.44	1100.0%

The Company’s effective tax rate was 21.0% for both the second quarter of 2023 and 2022.

Net income was $10.5 million, or $0.40 per share, for the second quarter of 2023 compared to net loss of ($1.0) million, or ($0.04) per share, in the second quarter of 2022. Adjusted earnings per share for the second quarter of 2023 were $0.41 per share compared to $0.27 per share for the second quarter of 2022. Adjusted earnings per share for the second quarter of 2023 included an unfavorable LIFO impact of $0.07 per share compared to an unfavorable LIFO impact of $0.13 per share in the second quarter of 2022. Adjusted earnings per share is a non-GAAP financial measure; see “Non-GAAP Financial Information” below for a definition of the measure and the reconciliation to its comparable GAAP financial measure.

Six Months Ended June 30, 2023 vs. Six Months Ended June 30, 2022

Net Sales

The following table presents the Company’s disaggregated net sales by its end markets for the six months ended June 30, 2023 and June 30, 2022:

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Industrial	$43,731	$36,518	$7,213	19.8%
Fire	73,074	56,326	16,748	29.7%
Agriculture	9,776	10,207	(431)	(4.2)%
Construction	22,949	19,238	3,711	19.3%
Municipal	36,973	31,257	5,716	18.3%
Petroleum	7,739	6,173	1,566	25.4%
OEM	18,490	18,031	459	2.5%
Repair parts	35,912	29,943	5,969	19.9%
Total net sales excluding Fill-Rite	248,644	207,693	40,951	19.7%
Fill-Rite	82,846	13,541	69,305	511.8%
Total net sales	$331,490	$221,234	$110,256	49.8%

Net sales for the first six months of 2023 were $331.5 million compared to net sales of $221.2 million for the first six months of 2022, an increase of 49.8% or $110.3 million. Domestic sales increased 57.2% or $90.3 million and international sales increased 31.5% or $20.0 million compared to the same period in 2022.

Fill-Rite sales were $82.8 million for the first six months of 2023 compared to $13.5 million from the acquisition date of May 31, 2022 to June 30, 2022.  In addition to the increase from Fill-Rite, sales increased $41.0 million, or 19.7%, due to an increase in volume as well as the impact of two pricing increases taken in 2022 and an annual price increase in January 2023.  The Company’s two price increases in 2022, as well as the price increase in 2023 averaged between 4.0% - 5.0%.  Sales increased $16.7 million in the fire market primarily from increased domestic commercial construction, $7.2 million in the industrial market and $6.0 million in the repair market due to strengthening in the broader industrial economy, $5.7 million in the municipal market due to domestic flood control and wastewater projects related to increased infrastructure investment, $3.7 million in the construction market due to strong overall conditions including infrastructure related projects, $1.6 million in the petroleum market due to increased demand for larger petroleum transfer pumps, and $0.5 million in the OEM market.  Partially offsetting these increases was a decrease of $0.4 million in the agriculture market primarily driven by weather conditions, where increased snowfall runoff and rain have slowed demand.

Cost of Products Sold and Gross Profit

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Cost of products sold	$234,309	$167,498	$66,811	39.9%
% of Net sales	70.7%	75.7%
Gross Margin	29.3%	24.3%

Gross profit was $97.2 million for the first six months of 2023, resulting in gross margin of 29.3%, compared to gross profit of $53.7 million and gross margin of 24.3% for the same period in 2022.  The 500 basis point increase in gross margin included a 225 basis point improvement on labor and overhead leverage due to increased sales volume and sales mix which includes six months of Fill-Rite for 2023 compared to one month for the same period in 2022.  The increase in gross margin also included a 275 basis point improvement in cost of material, which consisted of a favorable LIFO impact of 140 basis points, a favorable impact of 60 basis points related to the Fill-Rite inventory step-up that was recorded in 2022 that did not recur in 2023 and a 75 basis point improvement in cost of material from the realization of selling price increases.

Selling, General and Administrative (SG&A) Expenses

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Selling, general and administrative expenses	$47,430	$39,936	$7,494	18.8%
% of Net sales	14.3%	18.1%

Selling, general and administrative (“SG&A”) expenses were $47.4 million and 14.3% of net sales for the first six months of 2023 compared to $39.9 million and 18.1% of net sales for the same period in 2022. SG&A expenses for the first six months of 2022 included $6.9 million of one-time acquisition costs.  Excluding acquisition costs of $6.9 million, SG&A expenses were $33.0 million, and 14.9% of net sales for the first six months of 2022. The increase in SG&A expenses, excluding acquisition costs, was due to the inclusion of Fill-Rite for the full six month period in 2022 as compared to one month in the same period in 2022, as well as increased expenses to support sales growth.  The improvement in SG&A as a percent of sales was primarily due to favorable leverage from increased sales.

Amortization expense

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Amortization expense	$6,373	$1,435	$4,938	344.1%
% of Net sales	1.9%	0.6%

Amortization expense was $6.4 million for the first six months of 2023 compared to $1.4 million for the same period in 2022. The increase in amortization expense was due to the inclusion of six months of amortization attributable to the Fill-Rite acquisition compared to one month for the same period in 2022.

Operating Income

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Operating Income	$43,378	$12,365	$31,013	250.8%
% of Net sales	13.1%	5.6%

Operating income was $43.4 million for the first six months of 2023, resulting in an operating margin of 13.1%, compared to operating income of $12.4 million and operating margin of 5.6% for the same period in 2022.  Operating income for the first six months of 2022 included $6.9 million of one-time acquisition costs and $1.4 million of inventory step up amortization.  Excluding acquisition costs and inventory step-up totaling together $8.3 million, operating income was $20.7 million for the first six months of 2022 resulting in an operating margin of 9.4% of net sales.  Excluding acquisition costs and inventory step-up in 2022 totaling $8.3 million operating margin in the first six months of 2023 increased 370 basis points compared to the same period in 2022 due to improved leverage on labor, overhead, and SG&A expenses due to increased sales volumes and improved cost of material partially offset by increased amortization expense.

Interest Expense

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Interest Expense	$(20,672)	$(2,322)	$(18,350)	790.3%
% of Net sales	(6.2)%	(1.0)%

Interest expense was $20.7 million for the first six months of 2023 compared to $2.3 million for the same period in 2022. The increase in interest expense was primarily due to the inclusion of six months of interest expense in 2023 compared to one month for the first six months of 2022 on the debt financing attributable to the Fill-Rite acquisition, as well as increased interest rates in 2023 as compared to 2022.

Net Income (loss)

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Income (loss) before income taxes	$21,737	$8,287	$13,450	162.3%
% of Net sales	6.6%	3.7%
Income taxes	$4,740	$1,740	$3,000	172.4%
Effective tax rate	21.8%	21.0%
Net income (loss)	$16,997	$6,547	$10,450	159.6%
% of Net sales	5.1%	3.0%
Earnings per share	$0.65	$0.25	$0.40	160.0%

The Company’s effective tax rate was 21.8% for the first six months of 2023 compared to 21.0% for the first six months of 2022.

Net income was $17.0 million, or $0.65 per share, for the first six months of 2023 compared to net income of $6.5 million, or $0.25 per share for the first six months of 2022. Adjusted earnings per share for the first six months of 2023 were $0.68 per share compared to $0.56 per share for the first six months of 2022. Adjusted earnings per share for the first six months of 2023 included an unfavorable LIFO impact of $0.13 per share compared to an unfavorable LIFO impact of $0.18 per share in the first six months of 2022. Adjusted earnings per share is a non-GAAP financial measure; see “Non-GAAP Financial Information” below for a definition of the measure and the reconciliation to its comparable GAAP financial measure.

Non-GAAP Financial Information

The discussion of Results of Operations above includes certain non-GAAP financial data and measures such as adjusted earnings, adjusted earnings per share, and adjusted earnings before interest, taxes, depreciation and amortization.  Adjusted earnings is earnings excluding non-cash pension settlement charges, one-time acquisition costs, amortization of step up in value of acquired inventories, and amortization of customer backlog. Adjusted earnings per share is earnings per share excluding non-cash pension settlement charges per share, one-time acquisition costs per share, amortization of step up in value of acquired inventories per share, and amortization of customer backlog per share. Adjusted earnings before interest, taxes, depreciation and amortization is net income (loss) excluding interest, taxes, depreciation and amortization, adjusted to exclude non-cash pension settlement charges, one-time acquisition costs, amortization of step up in value of acquired inventories, amortization of customer backlog, and non-cash LIFO expense. Management utilizes these adjusted financial data and measures to assess comparative operations against those of prior periods without the distortion of non-comparable factors. The inclusion of these adjusted measures should not be construed as an indication that the Company’s future results will be unaffected by unusual or infrequent items or that the items for which the Company has made adjustments are unusual or infrequent or will not recur. Further, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which method they may elect. The Gorman-Rupp Company believes that these non-GAAP financial data and measures also will be useful to investors in assessing the strength of the Company’s underlying operations from period to period. These non-GAAP financial measures are not intended to replace GAAP financial measures, and they are not necessarily standardized or comparable to similarly titled measures used by other companies. Provided below is a reconciliation of adjusted earnings, adjusted earnings per share, and adjusted earnings before interest, taxes, depreciation and amortization.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Adjusted earnings:
Reported net income (loss) – GAAP basis	$10,477	$(996)	$16,997	$6,547
Plus pension settlement charge	-	1,261	-	1,261
Plus one-time acquisition costs	-	5,446	-	5,446
Plus amortization of step up in value of acquired inventories	-	1,111	-	1,111
Plus amortization of acquired customer backlog	344	171	857	171
Non-GAAP adjusted earnings	$10,821	$6,993	$17,854	$14,536

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Adjusted earnings per share:
Reported earnings (loss) per share – GAAP basis	$0.40	$(0.04)	$0.65	$0.25
Plus pension settlement charge	-	0.05	-	0.05
Plus one-time acquisition costs	-	0.21	-	0.21
Plus amortization of step up in value of acquired inventories	-	0.04	-	0.04
Plus amortization of acquired customer backlog	0.01	0.01	0.03	0.01
Non-GAAP adjusted earnings per share	$0.41	$0.27	$0.68	$0.56

Adjusted earnings (loss) before interest, taxes, depreciation and amortization:
Reported net income (loss) –GAAP basis	$10,477	$(996)	$16,997	$6,547
Plus interest expense	10,485	2,322	20,672	2,322
Plus provision (benefit) for income taxes	2,785	(265)	4,740	1,740
Plus depreciation and amortization expense	7,114	4,268	14,158	7,201
Non-GAAP earnings before interest, taxes, depreciation and amortization	30,861	5,329	56,567	17,810
Plus pension settlement charge	-	1,597	-	1,597
Plus one-time acquisition costs	-	6,894	-	6,894
Plus amortization of step up in value of acquired inventories	-	1,406	-	1,406
Plus amortization of acquired customer backlog	434	217	1,085	217
Plus non-cash LIFO expense	2,409	4,200	4,440	6,004
Non-GAAP adjusted earnings before interest, taxes, depreciation and amortization	$33,704	$19,643	$62,092	$33,928

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and borrowings under our Credit Facility. Cash and cash equivalents totaled $12.2 million at June 30, 2023. The Company had an additional $80.9 million available under the revolving credit facility after deducting $17.0 million drawn and $2.1 million in outstanding letters of credit primarily related to customer orders. We believe we have adequate liquidity from funds on hand and borrowing capacity to execute our financial and operating strategy, as well as comply with debt obligation and financial covenants for at least the next 12 months.

As of June 30, 2023, the Company had $439.5 million in total debt outstanding due in 2027. The Company was in compliance with its debt covenants, including limits on additional borrowings and maintenance of certain operating and financial ratios, at June 30, 2023 and December 31, 2022.

Capital expenditures for the first six months of 2023 were $13.3 million and consisted primarily of machinery and equipment and building improvements. Capital expenditures for the full-year 2023 are presently planned to be in the range of $18-$20 million primarily for building improvements and machinery and equipment purchases, and are expected to be financed through internally-generated funds.

On July 27, 2023, the Board of Directors authorized the payment of a quarterly dividend of $0.175 per share on the common stock of the Company, payable September 8, 2023, to shareholders of record as of August 15, 2023. This will mark the 294th consecutive quarterly dividend paid by The Gorman-Rupp Company. The Company currently expects to continue its exceptional history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.

The Board of Directors has authorized a share repurchase program of up to $50.0 million of the Company’s common shares. The actual number of shares repurchased will depend on prevailing market conditions, alternative uses of capital and other factors, and will be determined at management’s discretion. The Company is not obligated to make any purchases under the program, and the program may be suspended or discontinued at any time. As of June 30, 2023, the Company had $48.1 million available for repurchase under the share repurchase program.

Financial Cash Flow

	Six Months Ended June 30,
	2023	2022
Beginning of period cash and cash equivalents	$6,783	$125,194
Net cash provided by operating activities	37,856	6,692
Net cash used for investing activities	(12,903)	(534,538)
Net cash provided by (used for) financing activities	(19,461)	419,983
Effect of exchange rate changes on cash	(102)	(503)
Net increase (decrease) in cash and cash equivalents	$5,390	$(108,366)
End of period cash and cash equivalents	$12,173	$16,828

The increase in cash provided by operating activities in the first six months of 2023 compared to the same period last year was primarily due to increased earnings before depreciation, amortization, and LIFO expense, and improved cash flow from better working capital management.

During the first six months of 2023, investing activities of $12.9 million consisted of $13.3 million for capital expenditures primarily for machinery and equipment. During the first six months of 2022, investing activities of $534.5 million consisted of $526.3 million for the acquisition of Fill-Rite and $8.4 million for capital expenditures primarily for machinery and equipment.

Net cash used for financing activities for the first six months of 2023 primarily consisted of net payments on bank borrowings of $8.8 million, dividend payments of $9.1 million, and share repurchases of $1.0 million. Net cash received for financing activities for the first six months of 2022 consisted of proceeds from the new Senior Term Loan Facility of $350.0 million, $90.0 million in unsecured subordinated debt, and $5.0 million from the new revolving credit facility. Partially offsetting these proceeds were debt issuance fees paid of $15.2 million, dividend payments of $8.9 million and share repurchases of $0.9 million during the first six months of 2022.

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

Interest Rate Risk

The results of operations are exposed to changes in interest rates primarily with respect to borrowings under the Company’s Senior Term Loan Facility, Credit Facility, and Subordinated Credit Facility. Borrowings under the Senior Term Loan Facility and Credit Facility may be made either at (i) a base rate plus the applicable margin, which ranges from 0.75% to 1.75%, or at (ii) an Adjusted Term SOFR Rate, plus the applicable margin, which ranges from 1.75% to 2.75%. Borrowings under the Subordinated Credit Facility bear interest at (i) either a base rate plus 8.0%, or at (ii) an Adjusted Term SOFR Rate plus 9.1%. At June 30, 2023, the Company had $332.5 million in borrowings under the Senior Term Loan Facility, $17.0 million in borrowings under the Credit Facility, and $90.0 million in borrowings under the Subordinated Credit Facility. As of June 30, 2023, the applicable interest rates under the Senior Secured Credit Agreement and the Subordinated Credit Facility were Adjusted Term SOFR plus 2.5% and Adjusted Term SOFR plus 9.1%, respectively.

To reduce the exposure to changes in the market rate of interest, effective October 31, 2022, the Company entered into interest rate swap agreements for a portion of the Senior Term Loan Facility. Terms of the interest rate swap agreements require the Company to receive a fixed interest rate and pay a variable interest rate. The interest rate swap agreements are designated as a cash flow hedge, and as a result, the mark-to-market gains or losses will be deferred and included as a component of accumulated other comprehensive income (loss) and reclassified to interest expense in the period during which the hedged transactions affect earnings.

The Company estimates that a hypothetical increase of 100 basis points in interest rates would increase interest expense by approximately $2.7 million on an annual basis.

Foreign Currency Risk

The Company’s foreign currency exchange rate risk is limited primarily to the Euro, Canadian Dollar, South African Rand and British Pound. The Company manages its foreign exchange risk principally through invoicing customers in the same currency as is used in the market of the source of products. The foreign currency transaction gains (losses) for the six month periods ending June 30, 2023 and 2022 were ($0.4) million and $0.1 million, respectively, and are reported within Other (expense) income, net on the Consolidated Statements of Income.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control Over Financial Reporting

As of June 30, 2023, we are in the process of integrating the internal controls of the acquired Fill-Rite business into Gorman-Rupp’s existing operations as part of planned integration activities. In addition, we have implemented new processes and internal controls to assist us in the preparation and disclosure of financial information. There were no other changes in Gorman-Rupp’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Gorman-Rupp’s internal control over financial reporting during the quarter ended June 30, 2023.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer purchases of its common shares during the second quarter of 2023 were:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
April 1 to April 30, 2023	-	-	-	$48,067
May 1 to May 31, 2023	-	-	-	48,067
June 1 to June 30, 2023	-	-	-	48,067
Total	-	-	-	$48,067

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

During the quarter ended June 30, 2023, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, each as defined in Item 408 of Regulation S-K.

ITEM 6.	EXHIBITS

Exhibit 10.1	Amendment No. 1 dated as of June 30, 2023 to the Credit Agreement dated as of May 31, 2022
Exhibit 31.1	Certification of Scott A. King, President and Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of James C. Kerr, Executive Vice President and Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Certification pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
Exhibit 101

Financial statements from the Quarterly Report on Form 10-Q of The Gorman-Rupp Company for the quarter ended June 30, 2023, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity, and (vi) the Notes to Consolidated Financial Statements.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Gorman-Rupp Company
(Registrant)
Date: July 31, 2023
	By:	/s/James C. Kerr
James C. Kerr
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)