Form 10-Q
period 2023-09-30
GORMAN RUPP CO
filed 2023-10-30
CIK 42682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

On October 30, 2023 there were 26,193,998 common shares, without par value, of The Gorman-Rupp Company outstanding.

The Gorman-Rupp Company

Three and Nine Months Ended September 30, 2023 and 2022

PART I. FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS (UNAUDITED)

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2023	2022	2023	2022
Net sales	$167,456	$153,792	$498,946	$375,026
Cost of products sold	119,322	113,229	353,631	280,727
Gross profit	48,134	40,563	145,315	94,299
Selling, general and administrative expenses	23,233	22,076	70,664	62,125
Amortization expense	3,026	3,176	9,398	4,498
Operating income	21,875	15,311	65,253	27,676
Interest expense	(10,475)	(7,556)	(31,147)	(9,878)
Other income (expense), net	(416)	(5,323)	(1,385)	(7,079)
Income before income taxes	10,984	2,432	32,721	10,719
Provision for income taxes	2,006	211	6,746	1,951
Net income	$8,978	$2,221	$25,975	$8,768
Earnings per share	$0.34	$0.09	$0.99	$0.34
Cash dividends per share	$0.175	$0.170	$0.525	$0.510
Average number of shares outstanding	26,193,656	26,094,865	26,167,494	26,088,329

See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Net income	$8,978	$2,221	$25,975	$8,768
Other comprehensive (loss) income, net of tax:
Cumulative translation adjustments	(1,166)	(2,855)	(888)	(5,719)
Cash flow hedging activity	1,238	-	2,332	-
Pension and postretirement medical liability adjustments	226	3,981	592	6,067
Other comprehensive (loss) income	298	1,126	2,036	348
Comprehensive income	$9,276	$3,347	$28,011	$9,116

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED BALANCE SHEETS

	(unaudited)
(Dollars in thousands)	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$18,189	$6,783
Accounts receivable, net	99,385	93,059
Inventories, net	103,525	111,133
Prepaid and other	12,030	14,551
Total current assets	233,129	225,526
Property, plant and equipment, net	135,600	128,640
Other assets	25,099	11,579
Other intangible assets, net	239,959	249,361
Goodwill	257,590	257,724
Total assets	$891,377	$872,830
Liabilities and equity
Current liabilities:
Accounts payable	$24,704	$24,697
Payroll and employee related liabilities	26,268	17,132
Commissions payable	9,548	10,116
Deferred revenue and customer deposits	8,767	6,740
Current portion of long-term debt	19,688	17,500
Accrued expenses	13,471	9,028
Total current liabilities	102,446	85,213
Pension benefits	8,625	9,352
Postretirement benefits	21,996	22,413
Long-term debt, net of current portion	390,492	419,327
Other long-term liabilities	21,038	5,331
Total liabilities	544,597	541,636
Equity:
Common shares, without par value:
Authorized - 35,000,000 shares;
Outstanding - 26,193,998 shares at September 30, 2023 and 26,094,865 shares at
December 31, 2022 (after deducting treasury shares of 854,798 and 953,931, respectively), at stated capital amounts	5,118	5,097
Additional paid-in capital	4,833	3,912
Retained earnings	359,267	346,659
Accumulated other comprehensive (loss)	(22,438)	(24,474)
Total equity	346,780	331,194
Total liabilities and equity	$891,377	$872,830

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Dollars in thousands)	2023	2022
Cash flows from operating activities:
Net income	$25,975	$8,768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,196	14,161
LIFO expense	6,414	9,767
Pension expense	2,426	8,963
Stock based compensation	2,335	2,107
Contributions to pension plans	(2,250)	(2,000)
Amortization of debt issuance fees	2,247	977
Other	1,282	-
Changes in operating assets and liabilities:
Accounts receivable, net	(6,515)	(13,514)
Inventories, net	656	(20,761)
Accounts payable	230	3,437
Commissions payable	(531)	319
Deferred revenue and customer deposits	2,053	(2,526)
Income taxes	2,186	206
Accrued expenses and other	5,499	(4,019)
Benefit obligations	8,456	6,623
Net cash provided by operating activities	71,659	12,508
Cash flows from investing activities:
Capital additions	(16,917)	(11,268)
Payment for acquisitions	-	(526,301)
Other	608	327
Net cash used for investing activities	(16,309)	(537,242)
Cash flows from financing activities:
Cash dividends	(13,732)	(13,306)
Treasury share repurchases	(1,028)	(918)
Proceeds from bank borrowings	5,000	445,000
Payments to banks for borrowings	(33,125)	(4,375)
Debt issuance fees	-	(15,217)
Other	(519)	(97)
Net cash provided by (used for) financing activities	(43,404)	411,087
Effect of exchange rate changes on cash	(540)	(1,259)
Net increase (decrease) in cash and cash equivalents	11,406	(114,906)
Cash and cash equivalents:
Beginning of period	6,783	125,194
End of period	$18,189	$10,288

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Nine Months Ended September 30, 2023
(Dollars in thousands, except	Common Shares		Additional Paid-In	Retained	Accumulated Other Comprehensive
share and per share amounts)	Shares	Dollars	Capital	Earnings	(Loss) Income	Total
Balances December 31, 2022	26,094,865	$5,097	$3,912	$346,659	$(24,474)	$331,194
Net income				6,520		6,520
Other comprehensive loss					(1,144)	(1,144)
Stock based compensation, net	119,488	26	1	438		465
Treasury share repurchases	(36,105)	(8)	(889)	(131)		(1,028)
Cash dividends - $0.175 per share				(4,567)		(4,567)
Balances March 31, 2023	26,178,248	$5,115	$3,024	$348,919	$(25,618)	$331,440
Net income				10,477		10,477
Other comprehensive income					2,882	2,882
Stock based compensation, net			1,141			1,141
Treasury share repurchases						-
Cash dividends - $0.175 per share				(4,581)		(4,581)
Balances June 30, 2023	26,178,248	$5,115	$4,165	$354,815	$(22,736)	$341,359
Net income				8,978		8,978
Other comprehensive loss					298	298
Stock based compensation, net	15,750	3	668	58		729
Treasury share repurchases						-
Cash dividends - $0.175 per share				(4,584)		(4,584)
Balances September 30, 2023	26,193,998	$5,118	$4,833	$359,267	$(22,438)	$346,780

	Nine Months Ended September 30, 2022
(Dollars in thousands, except	Common Shares		Additional Paid-In	Retained	Accumulated Other Comprehensive
share and per share amounts)	Shares	Dollars	Capital	Earnings	(Loss) Income	Total
Balances December 31, 2021	26,103,661	$5,099	$1,838	$353,369	$(30,330)	$329,976
Net income				7,543		7,543
Other comprehensive income					387	387
Stock based compensation, net			682			682
Treasury share repurchases	(24,546)	(5)	(822)	(91)		(918)
Cash dividends - $0.17 per share				(4,436)		(4,436)
Balances March 31, 2022	26,079,115	$5,094	$1,698	$356,385	$(29,943)	$333,234
Net income (loss)				(996)		(996)
Other comprehensive loss					(1,165)	(1,165)
Stock based compensation, net			730			730
Treasury share repurchases						-
Cash dividends - $0.17 per share				(4,433)		(4,433)
Balances June 30, 2022	26,079,115	$5,094	$2,428	$350,956	$(31,108)	$327,370
Net income				2,221		2,221
Other comprehensive income					1,126	1,126
Stock based compensation, net	15,750	3	634	59		696
Treasury share repurchases						-
Cash dividends - $0.17 per share				(4,437)		(4,437)
Balances September 30, 2022	26,094,865	$5,097	$3,062	$348,799	$(29,982)	$326,976

See notes to consolidated financial statements (unaudited).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in tables in thousands of dollars, except for per share amounts)

NOTE 1 - BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Consolidated Financial Statements include the accounts of The Gorman-Rupp Company (the “Company” or “Gorman-Rupp”) and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results. In the opinion of management of the Company, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of results that may be expected for the year ending December 31, 2023. For further information, refer to the Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, from which related information herein has been derived.

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

Under the acquisition method of accounting, the assets and liabilities have been recorded at their respective estimated fair values as of the date of completion of the acquisition and reported into the Company’s Consolidated Balance Sheets. The following table presents the final fair value of assets acquired and liabilities assumed.

Account receivable	$21,273
Inventory	12,214
Customer backlog (amortized within one year)	2,600
Other current assets	914
Property, plant, and equipment	24,505
Customer relationships (amortized over 20 years)	200,900
Technology (amortized over 20 years)	39,800
Tradenames (indefinite-lived)	10,700
Goodwill	230,688
Total assets acquired	$543,594
Current liabilities assumed	(15,601)
Allocated purchase price	$527,993

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

The following is supplemental pro-forma net sales, operating income, net income, and earnings per share had the Fill-Rite Acquisition occurred as of January 1, 2021 (in millions):

Nine Months Ended September 30, 2022
Net sales	$440.1
Operating income	$43.9
Net income	$12.1
Earnings per share	$0.46

The supplemental pro forma information presented above is being provided for information purposes only and may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated Fill-Rite since January 1, 2021.

NOTE 3 – REVENUE

Disaggregation of Revenue

The following tables disaggregate total net sales by end market and geographic location:

	End market
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Industrial	$34,777	$32,093	$103,886	$72,452
Fire	35,986	31,785	109,211	88,237
Agriculture	21,235	21,518	65,292	37,571
Construction	23,388	19,886	66,723	42,581
Municipal	18,841	20,661	55,831	51,940
Petroleum	5,801	4,832	16,440	11,506
OEM	9,730	7,767	28,223	25,802
Repair parts	17,698	15,250	53,340	44,937
Total net sales	$167,456	$153,792	$498,946	$375,026

	Geographic Location
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$127,132	$115,478	$375,170	$272,943
Foreign countries	40,324	38,314	123,776	102,083
Total net sales	$167,456	$153,792	$498,946	$375,026

International sales represented approximately 24% and 25% of total net sales for the third quarter of 2023 and 2022, respectively, and were made to customers in many different countries around the world.

On September 30, 2023, the Company had $237.5 million of remaining performance obligations, also referred to as backlog. The Company expects to recognize as revenue substantially all of its remaining performance obligations within one year.

The Company’s contract assets and liabilities as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023	December 31, 2022
Contract assets	-	-
Contract liabilities	$8,767	$6,740

Revenue recognized for the nine months ended September 30, 2023 and 2022 that was included in the contract liabilities balance at the beginning of the period was $4.5 million and $8.9 million, respectively.

NOTE 4 - INVENTORIES

LIFO inventories are stated at the lower of cost or market and all other inventories are stated at the lower of cost or net realizable value. Replacement cost approximates current cost and the excess over LIFO cost was approximately $94.6 million and $88.2 million at September 30, 2023 and December 31, 2022, respectively. Allowances for excess and obsolete inventory totaled $7.2 million at September 30, 2023 and December 31, 2022, respectively. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management’s estimate of expected year-end inventory levels and costs, and are subject to the final year-end LIFO inventory valuation.

Inventories are comprised of the following:

	September 30, 2023	December 31, 2022
Inventories, net:
Raw materials and in-process	$34,460	$40,448
Finished parts	56,259	57,224
Finished products	12,806	13,461
Total net inventories	$103,525	$111,133

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of the following:

	September 30, 2023	December 31, 2022
Land	$6,141	$6,215
Buildings	119,519	119,197
Machinery and equipment	227,226	212,581
	$352,886	$337,993
Less accumulated depreciation	(217,286)	(209,353)
Property, plant and equipment, net	$135,600	$128,640

NOTE 6 - PRODUCT WARRANTIES

A liability is established for estimated future warranty and service claims based on historical claims experience and specific product failures. The Company expenses warranty costs directly to Cost of products sold. Changes in the Company’s product warranties liability are:

	September 30,
	2023	2022
Balance of beginning of year	$1,973	$1,637
Provision	3,121	1,085
Acquired	-	645
Claims	(2,716)	(1,238)
Balance at end of period	$2,378	$2,129

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

The following tables present the components of net periodic benefit costs:

	Pension Benefits		Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022
Service cost	$530	$496	$209	$287
Interest cost	635	580	299	190
Expected return on plan assets	(657)	(665)	-	-
Amortization of prior service cost	-	-	(249)	(282)
Recognized actuarial loss	301	379	(9)	92
Settlement loss	-	4,759	-	-
Net periodic benefit cost (a)	$809	$5,549	$250	$287

	Pension Benefits		Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Service cost	$1,591	$1,642	$626	$860
Interest cost	1,904	1,745	897	570
Expected return on plan assets	(1,971)	(2,169)	-	-
Amortization of prior service cost	-	-	(746)	(847)
Recognized actuarial loss	902	1,314	(28)	276
Settlement loss	-	6,355	-	-
Net periodic benefit cost (a)	$2,426	$8,887	$749	$859

(a)	The components of net periodic cost other than the service cost component are included in Other income (expense), net in the Consolidated Statements of Income.

During the three and nine months ended September 30, 2022, the Company recorded a settlement loss relating to retirees that received lump sum distributions from the Company’s defined benefit pension plan totaling $4.8 million and $6.4 million, respectively. There were no settlement losses recorded for the three and nine month periods ended September 30, 2023. These changes were the result of lump sum payments to retirees exceeding the Plan’s actuarial service and interest cost.

NOTE 8 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of Accumulated other comprehensive income (loss) as reported in the Consolidated Balance Sheets are:

	Currency Translation Adjustments	Deferred Gain (Loss) on Cash Flow Hedging	Pension and OPEB Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2022	$(10,619)	$(617)	$(13,238)	$(24,474)
Reclassification adjustments	-	(1,096)	874	(222)
Current period benefit (charge)	(888)	4,154	(68)	3,198
Income tax benefit (charge)	-	(726)	(214)	(940)
Balance at September 30, 2023	$(11,507)	$1,715	$(12,646)	$(22,438)

	Currency Translation Adjustments	Deferred Gain (Loss) on Cash Flow Hedging	Pension and OPEB Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2021	$(7,851)	$-	$(22,479)	$(30,330)
Reclassification adjustments	-	-	7,945	7,945
Current period benefit (charge)	(5,719)	-	-	(5,719)
Income tax benefit (charge)	-	-	(1,878)	(1,878)
Balance at September 30, 2022	$(13,570)	$-	$(16,412)	$(29,982)

NOTE 9 – COMMON SHARE REPURCHASES

The Company has a share repurchase program with the authorization to purchase up to $50.0 million of the Company’s common shares. As of September 30, 2023, the Company had $48.1 million available for repurchase under the share repurchase program. During the nine-month period ending September 30, 2023, the Company repurchased 36,105 shares at an average cost per share of $28.51 for a total of $1.0 million in the surrender of common shares to cover taxes in connection with the vesting of stock awards, which were not part of the share repurchase program. During the nine month period ending September 30, 2022, the Company repurchased 24,546 shares at an average cost per share of $37.39 for a total of $0.9 million. No shares were repurchased during the three month periods ending September 30, 2023 and 2022.

NOTE 10 – FINANCING ARRANGEMENTS

Debt consisted of:
Senior Secured Credit Agreement	September 30, 2023	December 31, 2022
Senior term loan facility	$328,125	$341,250
Credit facility	2,000	17,000
Subordinated Credit Agreement
Subordinated credit facility	90,000	90,000
Total debt	420,125	448,250
Unamortized discount and debt issuance fees	(9,945)	(11,423)
Total debt, net	410,180	436,827
Less: current portion of long-term debt	(19,688)	(17,500)
Total long-term debt, net	$390,492	$419,327

The carrying value of long term debt, including the current portion, approximates fair value as the variable interest rates approximate rates available to other market participants with comparable credit risk.

Senior Secured Credit Agreement

On May 31, 2022, the Company entered into a Senior Secured Credit Agreement with several lenders, which provides a term loan of $350.0 million (“Senior Term Loan Facility”) and a revolving credit facility up to $100.0 million (“Credit Facility”). The Credit Facility has a letter of credit sublimit of up to $15.0 million, as a sublimit of the Credit Facility, and a swing line subfacility of up to $20.0 million, as a sublimit of the Credit Facility. The Company borrowed $5.0 million under the Credit Facility, which, along with the Senior Term Loan Facility, and cash-on-hand and the proceeds of the Subordinated Credit Facility described below, was used to purchase the assets of Fill-Rite as described in “Note 2 – Acquisitions”. The Company’s obligations under the Senior Secured Credit Agreement are secured by a first priority lien on substantially all of its personal property, and each of Patterson Pump Company, AMT Pump Company, National Pump Company and Fill-Rite Company (collectively, the “Guarantors”) has guaranteed the obligations of the Company under the Senior Secured Credit Agreement and secured the obligations thereunder by granting a first priority lien in substantially all of such Guarantor’s personal property.

The Senior Secured Credit Agreement has a maturity date of May 31, 2027, with the Senior Term Loan Facility requiring quarterly installment payments which commenced on September 30, 2022 and continuing on the last day of each consecutive December, March, June and September thereafter.

At the option of the Company, borrowings under the Senior Term Loan Facility and under the Credit Facility bear interest at either a base rate or at an Adjusted Term SOFR Rate, plus the applicable margin, which ranges from 0.75% to 1.75% for base rate loans and 1.75% to 2.75% for Adjusted Term SOFR Rate loans. The applicable margin is based on the Company’s senior leverage ratio. As of September 30, 2023, the applicable interest rate under the Senior Secured Credit Agreement was Adjusted Term SOFR plus 2.6%.

The Senior Secured Credit Agreement includes covenants requiring the Company to maintain certain maximum leverage ratios and a minimum fixed charge coverage ratio. On June 30, 2023, the Senior Secured Credit Agreement was amended to provide the Company with more flexibility by adjusting the minimum fixed charge coverage ratio to not less than 1.00 to 1.00 for each four consecutive fiscal quarter periods ending June 30, 2023 through and including June 30, 2024 and not less than 1.10 to 1.00 for each four consecutive fiscal quarter periods ending September 30, 2024 through and including December 31, 2024. We were in compliance with all of our debt covenants as of September 30, 2023.

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

At the option of the Company, borrowings under the Subordinated Credit Facility bear interest at either a base rate plus 8.0%, or at an Adjusted Term SOFR Rate plus 9.1%. As of September 30, 2023 borrowings under the Subordinated Credit Facility bear interest at an Adjusted Term SOFR Rate plus 9.1%.

The Subordinated Credit Agreement includes covenants subject to maximum leverage ratios. We were in compliance with all of our debt covenants as of September 30, 2023.

Interest Rate Derivatives

In the fourth quarter of 2022, the Company entered into interest rate swaps that hedge interest payments on its Senior Term Loan Facility. All swaps have been designated as cash flow hedges. The following table summarizes the notional amounts, related rates and remaining terms of the interest rate swap agreements as of September 30, 2023 and December 31, 2022:

	Notional Amount		Average Fixed Rate
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022	Term
Interest rate swaps	$164,063	$170,600	4.1%	4.1%	Extending to May 2027

The fair value of the Company’s interest rate swaps was a receivable of $2.2 million as of September 30, 2023 and a payable of $0.8 million as of December 31, 2022. The fair value was based on inputs other than quoted prices in active markets for identical assets that are observable either directly or indirectly and therefore considered level 2. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in Accumulated Other Comprehensive Loss. The interest rate swap agreements held by the Company on September 30, 2023 are expected to continue to be effective hedges.

The following table summarizes the fair value of derivative instruments as recorded in the Consolidated Balance Sheets:

	September 30, 2023	December 31, 2022
Assets:
Prepaid and Other	$1,971	$1,203
Other Assets	278	-
Liabilities:
Other long-term liabilities	-	(2,012)
Total derivatives	$2,249	$(809)

The following table summarizes total gains (losses) recognized on derivatives:

Derivatives in Cash Flow Hedging Relationships	Location of (Loss) Gain Recognized in Income on Derivatives	Amount of (Loss) Gain Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
Interest rate swaps	Interest Expense	$508	$-	$1,096	$-

The effects of derivative instruments on the Company’s Consolidated Statements of Results of Operations and Comprehensive Income (Loss) for OCI are as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in AOCI on Derivatives		Location of (Loss) Gain Reclassed from AOCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassed from AOCI into Income (Effective Portion)
	Three Months Ended September 30,			Three Months Ended September 30,
	2023	2022		2023	2022
Interest rate swaps	$2,131	$-	Interest expense	$(508)	$-

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in AOCI on Derivatives		Location of (Loss) Gain Reclassed from AOCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassed from AOCI into Income (Effective Portion)
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2023	2022		2023	2022
Interest rate swaps	$4,154	$-	Interest expense	$(1,096)	$-

NOTE 11 – LEASES

On June 1, 2023, the Company commenced a lease for a new manufacturing facility in Lenexa, Kansas with an initial lease term through August 31, 2043. The Company vacated its prior leased manufacturing facility in Lenexa during the quarter ended September 30, 2023, with no additional lease liability. The new lease is considered an operating lease and is subject to annual rent escalations based on the greater of a set minimum percentage or the Consumer Price Index. As a result of this lease, the Company recorded a right-of-use (ROU) asset which is included in Other Assets, and a long-term lease liability, which is included in Other Long-Term Liabilities, each of approximately $17.5 million as of September 30, 2023. The impact on the Consolidated Statements of Income for the three and nine month periods ended September 30, 2023 was not material.

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

The Company’s backlog of orders was $237.5 million at September 30, 2023 compared to $266.7 million at September 30, 2022 and $267.4 million at December 31, 2022. Incoming orders for the first nine months of 2023 were $476.7 million, or an increase of 6.9% compared to the same period in 2022.

On October 26, 2023, the Board of Directors authorized the payment of a quarterly dividend of $0.18 per share on the common stock of the Company, payable December 8, 2023, to shareholders of record as of November 15, 2023. This will mark the 295th consecutive quarterly dividend paid by The Gorman-Rupp Company.

The Company currently expects to continue its exceptional history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.

Outlook

The Company’s backlog is down from the record levels earlier in the year, but it remains strong at elevated levels.  The relocated and expanded Fill-Rite’s manufacturing facility in Lenexa, Kansas nearly tripled the size of the prior facility and provides additional capacity for Fill-Rite’s continued growth.  We remain optimistic about our outlook and will continue to focus on delivering long-term sustained growth and shareholder value.

Three Months Ended September 30, 2023 vs. Three Months Ended September 30, 2022

Net Sales

The following table presents the Company’s disaggregated net sales by its end markets for the three months ended September 30, 2023 and September 30, 2022:

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Industrial	$34,777	$32,093	$2,684	8.4%
Fire	35,986	31,785	4,201	13.2%
Agriculture	21,235	21,518	(283)	-1.3%
Construction	23,388	19,886	3,502	17.6%
Municipal	18,841	20,661	(1,820)	-8.8%
Petroleum	5,801	4,832	969	20.1%
OEM	9,730	7,767	1,963	25.3%
Repair parts	17,698	15,250	2,448	16.1%
Total net sales	$167,456	$153,792	$13,664	8.9%

Net sales for the third quarter of 2023 were $167.5 million compared to net sales of $153.8 million for the third quarter of 2022, an increase of 8.9% or $13.7 million. The increase in sales was due to an increase in volume as well as the impact of pricing increases taken in 2022 and an annual price increase in January 2023. The Company’s two price increases in 2022, as well as the price increase in 2023 averaged between 4.0% - 5.0%. Domestic sales increased 10.1% or $11.7 million and international sales increased 5.2% or $2.0 million compared to the same period in 2022.

Sales increased $4.2 million in the fire suppression market primarily from increased domestic commercial construction, $3.5 million in the construction market due to overall strong conditions including infrastructure related projects, $2.7 million in the industrial market and $2.4 million in the repair market due to strengthening in the broader industrial economy, $2.0 million in the OEM market, and $1.0 million in the petroleum market due to increased demand for larger petroleum transfer pumps. Partially offsetting these increases was a sales decrease of $1.8 million in the municipal market due to the timing of domestic flood control and wastewater projects, and a decrease of $0.3 million in the agriculture market primarily driven by weather conditions that have slowed demand.

Cost of Products Sold and Gross Profit

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Cost of products sold	$119,322	$113,229	$6,093	5.4%
% of Net sales	71.3%	73.6%
Gross Margin	28.7%	26.4%

Gross profit was $48.1 million for the third quarter of 2023, resulting in gross margin of 28.7%, compared to gross profit of $40.6 million and gross margin of 26.4% for the same period in 2022. The 230 basis point increase in gross margin included a 320 basis point improvement in cost of material, which consisted of a reduction in LIFO expense of 130 basis points, a favorable impact of 40 basis points related to the amortization of acquired Fill-Rite customer backlog which occurred in the third quarter of 2022 and did not reoccur in the third quarter of 2023, and a 150 basis point improvement from the realization of selling price increases. The increase in gross margin was partially offset by a 90 basis point increase in labor and overhead expenses, which included approximately 60 basis points of one-time expenses related to the relocation and expansion of Fill-Rite’s manufacturing facility in Lenexa, Kansas.

Selling, General and Administrative (SG&A) Expenses

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Selling, general and administrative expenses	$23,233	$22,076	$1,157	5.2%
% of Net sales	13.9%	14.4%

Selling, general and administrative (“SG&A”) expenses were $23.2 million and 13.9% of net sales for the third quarter of 2023 compared to $22.1 million and 14.4% of net sales for the same period in 2022. The increase in SG&A expenses, was due to increased expenses to support sales growth. The improvement in SG&A as a percent of sales was primarily due to favorable leverage from increased sales.

Amortization expense

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Amortization expense	$3,026	$3,176	$(150)	-4.7%
% of Net sales	1.8%	2.1%

Amortization expense was $3.0 million for the third quarter of 2023 compared to $3.2 million for the same period in 2022.

Operating Income

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Operating Income	$21,875	$15,311	$6,564	42.9%
% of Net sales	13.1%	10.0%

Operating income was $21.9 million for the third quarter of 2023, resulting in an operating margin of 13.1%, compared to operating income of $15.3 million and operating margin of 10.0% for the same period in 2022. Operating margin in the third quarter of 2023 increased 310 basis points compared to the same period in 2022 due to improved margin on material costs, and improved leverage on SG&A and amortization expenses due to increased sales volumes.

Interest Expense

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Interest Expense	$10,475	$7,556	$2,919	38.6%
% of Net sales	6.3%	4.9%

Interest expense was $10.5 million for the third quarter of 2023 compared to $7.6 million for the same period in 2022 due to increased interest rates.

Other income (expense), net

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Other Income (expense), net	$(416)	$(5,323)	$4,907	-92.2%
% of Net sales	0.2%	3.5%

Other income (expense), net was $0.4 million of expense for the third quarter of 2023 compared to expense of $5.3 million of expense for the same period in 2022. The $5.3 million expense for the third quarter of 2022 included non-cash pension settlement charges of $4.8 million. The pension settlement charge resulted from retirees electing to receive the lump sum payments upon retirement.

Net Income (loss)

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Income before income taxes	$10,984	$2,432	$8,552	351.6%
% of Net sales	6.6%	1.6%
Income taxes	$2,006	$211	$1,795	850.7%
Effective tax rate	18.3%	8.7%
Net income	$8,978	$2,221	$6,757	304.2%
% of Net sales	5.4%	1.4%
Earnings per share	$0.34	$0.09	$0.25	277.8%

The Company’s effective tax rate was 18.3% for the third quarter of 2023 compared to 8.7% for the third quarter of 2022.

Net income was $9.0 million, or $0.34 per share, for the third quarter of 2023 compared to net income of $2.2 million, or $0.09 per share, in the third quarter of 2022. Adjusted earnings per share for the third quarter of 2022 were $0.25 per share. Adjusted earnings per share for the third quarter of 2023 included an unfavorable LIFO impact of $0.06 per share compared to an unfavorable LIFO impact of $0.11 per share in the third quarter of 2022. See “Non-GAAP Financial Information” for reconciliation of Reported earnings per share to Adjusted earnings per share.

Nine Months Ended September 30, 2023 vs. Nine Months Ended September 30, 2022

Net Sales

The following table presents the Company’s disaggregated net sales by its end markets for the nine months ended September 30, 2023 and September 30, 2022:

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Industrial	$103,886	$72,452	$31,434	43.4%
Fire	109,211	88,237	20,974	23.8%
Agriculture	65,292	37,571	27,721	73.8%
Construction	66,723	42,581	24,142	56.7%
Municipal	55,831	51,940	3,891	7.5%
Petroleum	16,440	11,506	4,934	42.9%
OEM	28,223	25,802	2,421	9.4%
Repair parts	53,340	44,937	8,403	18.7%
Total net sales	$498,946	$375,026	$123,920	33.0%

Net sales for the first nine months of 2023 of $498.9 million increased 33.0% or $123.9 million compared to 2022 net sales of $375.0 million for the same period. The increase in sales was due to the inclusion of a full nine months of Fill-Rite sales compared to four months of sales included in the prior year as well as an increase in volume and the impact of pricing increases taken in 2022 and an annual price increase in January 2023. The Company’s two price increases in 2022, as well as the price increase in 2023 averaged between 4.0% - 5.0%. Domestic sales increased 37.5% or $102.2 million and international sales increased 21.3% or $21.7 million compared to the same period in 2022.

Sales increased $31.4 million in the industrial market primarily due to the inclusion of a full nine months of Fill-Rite sales compared to four months of sales included in the same period of the prior year. In addition to the increase from Fill-Rite, industrial sales increased $10.0 million due to the strengthening in the broader industrial economy. Sales increased $27.7 million in the agriculture market due entirely to the inclusion of a full nine months of Fill-Rite sales compared to four months of sales in the prior year period. Sales increased $24.1 million in the construction market primarily due to the inclusion of a full nine months of Fill-Rite sales compared to four months of sales included in the prior year period. In addition to the increase from fill-Rite, construction sales increased $7.2 million due to overall strong conditions including infrastructure related projects. Sales increased $21.0 million in the fire market primarily from increased domestic commercial construction, $8.4 million in the repair market due to strengthening in the broader industrial economy, $3.9 million in the municipal market due to domestic flood control and wastewater projects related to increased infrastructure investment, and $2.4 million in the OEM market. Sales in the petroleum market increased $4.9 million primarily due to the inclusion of a full nine months of Fill-Rite sales compared to four months of sales included in the prior year period as well as increased demand for larger petroleum transfer pumps.

Cost of Products Sold and Gross Profit

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Cost of products sold	$353,631	$280,727	$72,904	26.0%
% of Net sales	70.9%	74.9%
Gross Margin	29.1%	25.1%

Gross profit was $145.3 million for the first nine months of 2023, resulting in gross margin of 29.1%, compared to gross profit of $94.3 million and gross margin of 25.1% for the same period in 2022. The 400 basis point increase in gross margin included a 300 basis point improvement in cost of material, which consisted of a favorable LIFO impact of 130 basis points, a favorable impact of 30 basis points related to the Fill-Rite inventory step-up that was recognized in 2022 that did not recur in 2023 and a 140 basis point improvement from the realization of selling price increases. The increase in gross margin also included a 100 basis point improvement on labor and overhead leverage due to increased sales volume and sales mix which includes nine months of Fill-Rite sales for 2023 compared to four months for the same period in 2022.

Selling, General and Administrative (SG&A) Expenses

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Selling, general and administrative expenses	$70,664	$62,125	$8,539	13.7%
% of Net sales	14.2%	16.6%

Selling, general and administrative (“SG&A”) expenses were $70.7 million and 14.2% of net sales for the first nine months of 2023 compared to $62.1 million and 16.6% of net sales for the same period in 2022. SG&A expenses for the first nine months of 2022 included $7.0 million of one-time acquisition costs. Excluding acquisition costs of $7.0 million, SG&A expenses were $55.1 million and 14.7% of net sales for the first nine months of 2022. The increase in SG&A expenses, excluding acquisition costs, was due to the inclusion of Fill-Rite expenses for the full nine month period in 2023 as compared to four months in the same period in 2022, as well as increased expenses to support sales growth. The improvement in SG&A as a percent of sales was primarily due to favorable leverage from increased sales.

Amortization expense

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Amortization expense	$9,398	$4,498	$4,900	108.9%
% of Net sales	1.9%	1.2%

Amortization expense was $9.4 million for the first nine months of 2023 compared to $4.5 million for the same period in 2022. The increase in amortization expense was due to the inclusion of nine months of amortization attributable to the Fill-Rite acquisition compared to four months for the same period in 2022.

Operating Income

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Operating Income	$65,253	$27,676	$37,577	135.8%
% of Net sales	13.1%	7.4%

Operating income was $65.3 million for the first nine months of 2023, resulting in an operating margin of 13.1%, compared to operating income of $27.7 million and operating margin of 7.4% for the same period in 2022. Operating income for the first nine months of 2022 included $7.0 million of one-time acquisition costs, and $1.4 million of inventory step-up amortization. Excluding acquisition costs and inventory step-up totaling $8.4 million, operating income was $36.1 million for the first nine months of 2022 resulting in an operating margin of 9.6% of net sales. Excluding acquisition costs and inventory step-up in 2022, operating margin in the first nine months of 2023 increased 350 basis points compared to the same period in 2022 due to improved margin on material costs, and improved leverage on SG&A expense due to increased sales volumes partially offset by increased amortization expense.

Interest Expense

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Interest Expense	$31,147	$9,878	$21,269	215.3%
% of Net sales	6.2%	2.6%

Interest expense was $31.1 million for the first nine months of 2023 compared to $9.9 million for the same period in 2022. The increase in interest expense was primarily due to the inclusion of nine months of interest expense in 2023 compared to four months for the first nine months of 2022 on the debt financing attributable to the Fill-Rite acquisition, as well as increased interest rates in 2023 as compared to 2022.

Other income (expense), net

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Other Income (expense), net	$(1,385)	$(7,079)	$5,694	-80.4%
% of Net sales	0.3%	1.9%

Other income (expense), net was $1.4 million of expense for the first nine months of 2023 compared to expense of $7.1 million of expense for the same period in 2022. The $7.1 million expense for the first nine months of 2022 included non-cash pension settlement charges of $6.4 million.

Net Income (loss)

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Income before income taxes	$32,721	$10,719	$22,002	205.3%
% of Net sales	6.6%	2.9%
Income taxes	$6,746	$1,951	$4,795	245.8%
Effective tax rate	20.6%	18.2%
Net income	$25,975	$8,768	$17,207	196.2%
% of Net sales	5.2%	2.3%
Earnings per share	$0.99	$0.34	$0.65	191.2%

The Company’s effective tax rate was 20.6% for the first nine months of 2023 compared to 18.2% for the first nine months of 2022.

Net income was $26.0 million, or $0.99 per share, for the first nine months of 2023 compared to net income of $8.8 million, or $0.34 per share for the first nine months of 2022. Adjusted earnings per share for the first nine months of 2023 were $1.02 per share compared to $0.81 per share for the first nine months of 2022. Adjusted earnings per share for the first nine months of 2023 included an unfavorable LIFO impact of $0.19 per share compared to an unfavorable LIFO impact of $0.30 per share in the first nine months of 2022. See “Non-GAAP Financial Information” for reconciliation of Reported earnings per share to Adjusted earnings per share.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Adjusted earnings:
Reported net income – GAAP basis	$8,978	$2,221	$25,975	$8,768
Plus pension settlement charge	-	3,759	-	5,021
Plus one-time acquisition costs	-	122	-	5,568
Plus amortization of step up in value of acquired inventories	-	-	-	1,111
Plus amortization of acquired customer backlog	-	514	857	685
Non-GAAP adjusted earnings	$8,978	$6,616	$26,832	$21,153

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Adjusted earnings per share:
Reported earnings per share – GAAP basis	$0.34	$0.09	$0.99	$0.34
Plus pension settlement charge	-	0.14	-	0.19
Plus one-time acquisition costs	-	-	-	0.21
Plus amortization of step up in value of acquired inventories	-	-	-	0.04
Plus amortization of acquired customer backlog	-	0.02	0.03	0.03
Non-GAAP adjusted earnings per share	$0.34	$0.25	$1.02	$0.81

Adjusted earnings before interest, taxes, depreciation and amortization:
Reported net income –GAAP basis	$8,978	$2,221	$25,975	$8,768
Plus interest expense	10,475	7,556	31,147	9,878
Plus provision for income taxes	2,006	211	6,746	1,951
Plus depreciation and amortization expense	7,038	6,960	21,196	14,161
Non-GAAP earnings before interest, taxes, depreciation and amortization	28,497	16,948	85,064	34,758
Plus pension settlement charge	-	4,759	-	6,355
Plus one-time acquisition costs	-	154	-	7,048
Plus amortization of step up in value of acquired inventories	-	-	-	1,406
Plus amortization of acquired customer backlog	-	651	1,085	868
Plus non-cash LIFO expense	1,974	3,762	6,414	9,767
Non-GAAP adjusted earnings before interest, taxes, depreciation and amortization	$30,471	$26,274	$92,563	$60,202

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and borrowings under our Credit Facility. Cash and cash equivalents totaled $18.2 million at September 30, 2023. The Company had an additional $96.3 million available under the revolving credit facility after deducting $2.0 million drawn and $1.7 million in outstanding letters of credit primarily related to customer orders. We believe we have adequate liquidity from funds on hand and borrowing capacity to execute our financial and operating strategy, as well as comply with debt obligation and financial covenants for at least the next 12 months.

As of September 30, 2023, the Company had $420.1 million in total debt outstanding due in 2027. The Company was in compliance with its debt covenants, including limits on additional borrowings and maintenance of certain operating and financial ratios, at September 30, 2023 and December 31, 2022.

Capital expenditures for the first nine months of 2023 were $16.9 million and consisted primarily of machinery and equipment and building improvements. Capital expenditures for the full-year 2023 are presently planned to be approximately $20 million primarily for building improvements and machinery and equipment purchases, and are expected to be financed through internally-generated funds.

On October 26, 2023, the Board of Directors authorized the payment of a quarterly dividend of $0.18 per share on the common stock of the Company, payable December 8, 2023, to shareholders of record as of November 15, 2023. This will mark the 295th consecutive quarterly dividend paid by The Gorman-Rupp Company. The Company currently expects to continue its exceptional history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.

The Board of Directors has authorized a share repurchase program of up to $50.0 million of the Company’s common shares. The actual number of shares repurchased will depend on prevailing market conditions, alternative uses of capital and other factors, and will be determined at management’s discretion. The Company is not obligated to make any purchases under the program, and the program may be suspended or discontinued at any time. As of September 30, 2023, the Company had $48.1 million available for repurchase under the share repurchase program.

Financial Cash Flow

	Nine Months Ended September 30,
	2023	2022
Beginning of period cash and cash equivalents	$6,783	$125,194
Net cash provided by operating activities	71,659	12,508
Net cash used for investing activities	(16,309)	(537,242)
Net cash provided by (used for) financing activities	(43,404)	411,087
Effect of exchange rate changes on cash	(540)	(1,259)
Net increase (decrease) in cash and cash equivalents	$11,406	$(114,906)
End of period cash and cash equivalents	$18,189	$10,288

The increase in cash provided by operating activities in the first nine months of 2023 compared to the same period last year was primarily due to increased earnings before depreciation, amortization, and LIFO expense, and improved cash flow from working capital management.

During the first nine months of 2023, investing activities of $16.3 million consisted of $16.9 million for capital expenditures primarily for machinery and equipment. During the first nine months of 2022, investing activities of $537.2 million consisted of $526.3 million for the acquisition of Fill-Rite and $11.3 million for capital expenditures primarily for machinery and equipment.

Net cash used for financing activities of $43.4 million for the first nine months of 2023 primarily consisted of net payments on bank borrowings of $28.1 million, dividend payments of $13.7 million, and $1.0 million of payments in the surrender of common shares to cover taxes upon the vesting of stock awards. Net cash received for financing activities for the first nine months of 2022 consisted of proceeds from the new Senior Term Loan Facility of $350.0 million, $90.0 million in unsecured subordinated debt, and $5.0 million from the new revolving credit facility. Partially offsetting these proceeds were debt issuance fees paid of $15.2 million, dividend payments of $13.3 million, payments on bank borrowings of $4.4 million, and share repurchases of $0.9 million during the first nine months of 2022.

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

Interest Rate Risk

The results of operations are exposed to changes in interest rates primarily with respect to borrowings under the Company’s Senior Term Loan Facility, Credit Facility, and Subordinated Credit Facility. Borrowings under the Senior Term Loan Facility and Credit Facility may be made either at (i) a base rate plus the applicable margin, which ranges from 0.75% to 1.75%, or at (ii) an Adjusted Term SOFR Rate, plus the applicable margin, which ranges from 1.75% to 2.75%. Borrowings under the Subordinated Credit Facility bear interest at (i) either a base rate plus 8.0%, or at (ii) an Adjusted Term SOFR Rate plus 9.1%. At September 30, 2023, the Company had $328.1 million in borrowings under the Senior Term Loan Facility, $2.0 million in borrowings under the Credit Facility, and $90.0 million in borrowings under the Subordinated Credit Facility. As of September 30, 2023, the applicable interest rates under the Senior Secured Credit Agreement and the Subordinated Credit Facility were Adjusted Term SOFR plus 2.6% and Adjusted Term SOFR plus 9.1%, respectively.

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

The Company estimates that a hypothetical increase of 100 basis points in interest rates would increase interest expense by approximately $2.6 million on an annual basis.

Foreign Currency Risk

The Company’s foreign currency exchange rate risk is limited primarily to the Euro, Canadian Dollar, South African Rand and British Pound. The Company manages its foreign exchange risk principally through invoicing customers in the same currency as is used in the market of the source of products. The foreign currency transaction gains (losses) for the nine month periods ending September 30, 2023 and 2022 were ($0.5) million and ($0.2) million, respectively, and are reported within Other (expense) income, net on the Consolidated Statements of Income.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control Over Financial Reporting

As of September 30, 2023, we are in the process of integrating the internal controls of the acquired Fill-Rite business into Gorman-Rupp’s existing operations as part of planned integration activities. In addition, we have implemented new processes and internal controls to assist us in the preparation and disclosure of financial information. There were no other changes in Gorman-Rupp’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Gorman-Rupp’s internal control over financial reporting during the quarter ended September 30, 2023.

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

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUERPURCHASES OF EQUITY SECURITIES

Issuer purchases of its common shares during the third quarter of 2023 were:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
July 1 to July 31, 2023	-	-	-	$48,067
August 1 to August 31, 2023	-	-	-	48,067
September 1 to September 30, 2023	-	-	-	48,067
Total	-	-	-	$48,067

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the quarter ended September 30, 2023, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, each as defined in Item 408 of Regulation S-K.

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

The Gorman-Rupp Company
(Registrant)
Date: October 30, 2023
	By:	/s/ James C. Kerr
James C. Kerr
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)