Form 10-K
period 2023-12-31
GORMAN RUPP CO
filed 2024-02-26
CIK 42682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the common shares, without par value, of The Gorman-Rupp Company held by non-affiliates based on the closing sales price as of June 30, 2023 was approximately $581,450,000.

On February 26, 2024, there were 26,218,334 common shares, without par value, of The Gorman-Rupp Company outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of The Gorman-Rupp Company’s definitive Notice of 2024 Annual Meeting of Shareholders and related Proxy Statement (to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K) are incorporated by reference into Part III (Items 10-14).

The Gorman-Rupp Company and Subsidiaries

Annual Report on Form 10-K
For the Year Ended December 31, 2023

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

Such uncertainties include, but are not limited to, our estimates of future earnings and cash flows, general economic conditions and supply chain conditions and any related impact on costs and availability of materials, integration of the Fill-Rite business in a timely and cost effective manner, retention of supplier and customer relationships and key employees, the ability to achieve synergies and cost savings in the amounts and within the time frames currently anticipated and the ability to service and repay indebtedness incurred in connection with the transaction. Other factors include, but are not limited to: company specific risk factors including (1) loss of key personnel; (2) intellectual property security; (3) acquisition performance and integration; (4) the Company’s indebtedness and how it may impact the Company’s financial condition and the way it operates its business; (5) general risks associated with acquisitions; (6) the anticipated benefits from the Fill-Rite transaction may not be realized; (7) impairment in the value of intangible assets, including goodwill; (8) defined benefit pension plan settlement expense; (9) LIFO inventory method, and (10) family ownership of common equity; and general risk factors including (11) continuation of the current and projected future business environment; (12) highly competitive markets; (13) availability and costs of raw materials and labor; (14) cybersecurity threats; (15) compliance with, and costs related to, a variety of import and export laws and regulations; (16) environmental compliance costs and liabilities; (17) exposure to fluctuations in foreign currency exchange rates; (18) conditions in foreign countries in which The Gorman-Rupp Company conducts business; (19) changes in our tax rates and exposure to additional income tax liabilities; and (20) risks described from time to time in our reports filed with the Securities and Exchange Commission. Except to the extent required by law, we do not undertake and specifically decline any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.

ITEM 1.	BUSINESS

The Gorman-Rupp Company (“Registrant”, “Gorman-Rupp”, the “Company”, “we” or “our”) was incorporated in Ohio in 1934. The Company designs, manufactures and globally sells pumps and pump systems for use in water, wastewater, construction, dewatering, industrial, petroleum, original equipment, agriculture, fire suppression, heating, ventilating and air conditioning (“HVAC”), military and other liquid-handling applications.

On May 31, 2022, the Company acquired the assets of Fill-Rite and Sotera (“Fill-Rite”), a division of Tuthill Corporation, for $528.0 million. The Company funded the transaction with cash on-hand and new debt. The results of operations for Fill-Rite from the acquisition date are included in the Company’s Consolidated Statements of Income.

PRODUCTS

The Company operates in one business segment, the manufacture and sale of pumps and pump systems. The following table sets forth, for the years 2021 through 2023, the total net sales, income before income taxes and year-end total assets of the Company.

	(Dollars in thousands)
	2023	2022	2021
Net sales	$659,511	$521,027	$378,316
Income before taxes	43,961	13,872	37,248
Total assets	890,358	872,830	420,754

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

Many of the Company’s smallest pumps are sold to customers for incorporation into such products as food processing, chemical processing, medical applications, computer cooling, waste treatment, HVAC equipment, appliances and solar heating.

MARKETING

The Company’s pumps are marketed in the United States and worldwide through a broad network of distributors, through manufacturers’ representatives (for sales to many original equipment manufacturers), through third-party distributor catalogs, direct sales, and e-commerce. The Company regularly seeks alliances with distributors and other partners to further enhance marketing opportunities. Export sales are made primarily through foreign distributors and representatives. The Company has long-standing relationships with many of the leading independent distributors in the markets it serves and provides specialized training programs to distributors on a regular basis with a focus on meeting the world’s water and wastewater pumping needs.

During 2023, 2022 and 2021, there were no shipments to any single customer that exceeded 10% of total net sales. Gorman-Rupp continued to actively pursue international business opportunities and, in 2023, shipped its pumps to approximately 140 countries around the world. No sales made to customers in any one foreign country amounted to more than 10% of total net sales for 2023, 2022 or 2021.

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

The other production operations of the Company consist of the machining of castings, the cutting, shaping and welding of bar stock and structural members, the design and assembly of electrical control panels, the manufacture of some small motors and a few minor components, and the assembling, painting and testing of its products. The majority of the Company’s products are tested prior to shipment.

HUMAN CAPITAL

As of December 31, 2023, the Company employed approximately 1,450 persons, of whom approximately 780 were hourly employees. The majority of the Company’s manufacturing operations take place in the United States, as evidenced by 88% of its employees being in the Company’s U.S. locations and 12% of its employees being in its international locations.

Our approach is to develop talent from within and supplement with external hires. We invest resources to develop the talent needed to remain a leading designer and manufacturer of pumps and pump systems. We provide our employees with training opportunities and educational benefits to assist in the expansion of their careers and skills. This approach has resulted in a deep understanding among our employee base of our business, products, and customers.  We believe that our average tenure of 12 years, as of the end of 2023, reflects both the strong engagement of our employees and our positive workplace culture.  Approximately 7% of our employees operate under a collective bargaining agreement. The Company has never experienced a work stoppage.

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

The health and safety of our workforce is fundamental to the success of our business.  We provide our employees upfront and ongoing safety training to ensure that safety policies and procedures are effectively communicated and implemented. We also provide personal protective equipment to those employees who need it to perform their job functions safely.  We have experienced personnel on-site at each of our manufacturing locations who are tasked with environmental, health and personal safety education and compliance.

We are committed to upholding fundamental human rights and believe that all human beings should be treated with dignity, fairness and respect.  This commitment is outlined in our Human Rights Policy which applies to all employees worldwide including part time and temporary workers. We communicate our expectation that suppliers also adhere to our Human Rights Policy through our Supplier Code of Conduct. We strive to promote inclusion and diversity in the workplace, engage with our communities, and encourage our suppliers to treat their employees in a manner that respects human rights.  We utilize an on-line platform to provide training to all employees worldwide in key areas such as harassment and discrimination prevention, human rights, and our code of conduct.  We also internally publicize the availability of an anonymous ethics hotline through which any employee may report any ethics, safety or other employment concerns.

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

Growth through Acquisitions

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

The Company has substantial indebtedness, which may impact the Company’s financial condition and the way it operates its business

The Company has substantial indebtedness. Such indebtedness includes senior secured first lien credit facilities comprised of a $350 million term loan facility and a $100 million revolving credit facility, and an unsecured senior subordinated term loan facility in an aggregate principal amount of $90 million. The indebtedness could have important negative consequences, including:

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

Acquisition performance and integration

The Company has historically made strategic acquisitions of businesses and may do so in the future in support of its strategy. The success of past and future acquisitions is dependent on the Company’s ability to successfully integrate acquired and existing operations. If the Company is unable to integrate acquisitions successfully, its financial results could suffer. Additional potential risks associated with acquisitions are the diversion of management’s attention from other business concerns, additional debt leverage, the loss of key employees and customers of the acquired business, the assumption of unknown liabilities, disputes with sellers, and the inherent risk associated with the Company entering new lines of business.

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

Defined benefit pension plan settlement expense

The Company sponsors a defined benefit pension plan (“GR Plan”) covering certain domestic employees and accrues amounts for funding of its obligations under the plan. The GR Plan allows eligible retiring employees to receive a lump-sum distribution for benefits earned in lieu of annual payments and most of the Company’s retirees historically have elected this option. Under applicable accounting rules, if the lump-sum distributions made for a plan year exceed an actuarially-determined threshold of the total of the service cost and interest cost for the plan year, the Company at such point would be required to recognize for that year’s results of operations settlement expense for the resulting unrecognized actuarial loss. The Company has been required to make such adjustments in prior periods, and, if such non-cash adjustments are necessary in future periods, they may negatively impact the Company’s operating results.

There was no pension settlement charge recorded in 2023. In 2022 and 2021, the Company recorded pre-tax non-cash pension settlement charges of $6.4 million and $2.3 million, respectively, driven by lump-sum distributions discussed above. See Note 9 to the Consolidated Financial Statements, Pensions and Other Postretirement Benefits.

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

In 2023, 2022, and 2021, the Company recorded pre-tax non-cash LIFO expense of $6.9 million, $18.0 million, and $6.7 million, respectively. See Note 4 to the Consolidated Financial Statements, Inventories.

As of December 31, 2023 we had a LIFO reserve of $95.1 million, which at the current U.S. Corporate tax rate, represents approximately $20.0 million of income taxes, payment of which is delayed to future dates based upon changes in inventory costs. From time-to-time, discussions regarding changes in U.S. tax laws have included the potential of LIFO being repealed. Should LIFO be repealed, the $20.0 million of postponed taxes, plus any future benefit realized prior to the date of repeal, would likely have to be repaid over some period of time. Repayment of these postponed taxes will reduce the amount of cash that we would have available to fund our operations, working capital, capital expenditures, acquisitions, or general corporate or other business activities. This could materially and adversely affect our business, financial condition and results of operations,

Family ownership of common equity

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

Availability and costs of raw materials and labor

The Company could be adversely affected by raw material price volatility or an inability of its suppliers to meet quality and delivery requirements. We are required to maintain sufficient inventories to accommodate the needs of our customers, often with short lead times. Our business could be adversely affected if we fail to source and maintain adequate inventory levels. Raw material and energy expenses are substantial drivers of costs in the manufacture of pumps and changes in these costs are often unpredictable. While the Company manufactures certain parts and components used in its products, the Company’s business requires substantial amounts of raw materials, parts and components to be purchased from suppliers. The availability and prices of raw materials, parts and components purchased from the Company’s suppliers may be subject to curtailment or change due to, among other things, suppliers’ allocations to other purchasers, interruptions or delays in production or deliveries by suppliers, changes in exchange rates, tariffs, changes in duty rates and changes in other trade barriers and import and export licensing requirements.

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

Cybersecurity threats

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

Conditions in foreign countries in which the Company conducts business

In 2023, 25% of the Company’s net sales were to customers outside the United States. The Company expects its international and export sales to continue to be a significant portion of its revenue. The Company’s sales from international operations and export sales, and the availability and prices of certain raw materials, parts, and components, are subject, in varying degrees, to risks inherent to doing business outside the United States. These risks include, but are not limited to, the following, some of which are further addressed in our other Risk Factors:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

The Company recognizes the importance of developing, implementing, and maintaining cybersecurity measures to ensure the security of our information systems and networks and the confidentiality, availability, and integrity of our data.

Risk management and strategy

The Company continues to build its culture of security and has integrated cybersecurity risk management into our broader enterprise risk management process. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes and operational practices. Our information technology department works closely with our senior management team to continuously evaluate and address cybersecurity risks in alignment with our business objectives and operational needs.

The Company provides training to all employees that reinforces the Company’s information technology risk and security management policies, standards and practices, as well as the expectation that employees comply with these policies. The training assists employees with identifying potential cybersecurity risks and threats and how to protect the Company’s resources and information. This training is mandatory for all employees globally on a periodic basis, and it is supplemented by firmwide internal and external service providers testing initiatives, including frequent phishing tests.

In addition to the employee training program, the Company has created an information security incident response policy and team. The risks related to cybersecurity, including the effectiveness of our training programs, are monitored on an ongoing basis by our information technology department and external service providers. In addition, to assess the incident response policy, periodically the Company engages a third-party expert to oversee a cybersecurity incident response training exercise and to facilitate group discussions regarding the effectiveness of the Company’s cybersecurity incident response strategies and tactics.

Recognizing the complexity and evolving nature of cybersecurity threats, Gorman-Rupp engages with a range of external experts, including cybersecurity assessors, consultants, and auditors, in evaluating and testing our risk management systems. These external experts leverage their specialized knowledge and insights on cybersecurity to assess and enhance our internal policies and processes through regular audits, threat assessments, and consultation on security enhancements and strategies.

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing. See Item 1A. Risk Factors – General Risk Factors - Cybersecurity threats.

Governance

The Board of Directors believes that control and management of risk are primary responsibilities of senior management of the Company. As a general matter, the entire Board of Directors is responsible for oversight of this important senior management function. The Audit Committee is responsible to the Board for the organizational oversight of the Company’s comprehensive enterprise risk management plan, including cyber risks. The Audit Committee is composed of board members with diverse expertise, including risk management, technology, and finance, equipping them to oversee cybersecurity risks effectively.

Senior management plays a pivotal role in informing the Audit Committee on cybersecurity risks. The information technology department regularly informs the Chief Financial Officer (CFO) of all aspects related to cybersecurity risks and incidents. This ensures that senior management is kept abreast of the cybersecurity posture and potential risks. The senior management team presents updates to the Audit Committee quarterly and, as necessary, to the full Board. These regular reports include detailed updates on the Company’s performance preparing for, preventing, detecting, responding to and recovering from cyber incidents, if applicable.

ITEM 2. PROPERTIES

The Company conducts business at plants and offices that are owned or leased and located in the United States and other countries as described below. The following table sets forth the location, approximate size, principal use, markets served, ownership status and utilization of each of our material facilities. Our facilities have the capacity to work three full-time shifts up to seven days per week as well as automated machining running during unstaffed hours, which the Company defines as full utilization.  At partial utilization, our facilities are working one fully staffed shift five days per week, supplemented with partial second shifts and running certain automated machining operations during peak periods. We believe we make effective use of our productive capacities at our facilities. We consider our plants, machinery and equipment to be well maintained and in good operating condition. We believe the quality and production capacity of our facilities is sufficient to maintain our competitive position for the foreseeable future.

Properties	Approximate Sq Footage	Principal Use	Markets Served	Owned/ Leased	Utilization
United States
Bellville, OH	98,000	Manufacturing, R&D	Industrial, OEM	Owned	Partial
Fort Wayne, IN	125,000	Manufacturing, R&D	Industrial, agriculture, construction	Owned	Partial
Glendale, AZ	32,000	Manufacturing, R&D	Industrial, agriculture, municipal, pretroleum, OEM	Owned	Partial
Lenexa, KS	142,000	Manufacturing	Industrial, agriculture, construction	Leased	Partial
Lubbock, TX	60,000	Manufacturing	Industrial, agriculture, municipal, pretroleum, OEM	Owned	Partial
Mansfield, OH (2 properties)	970,000	Corporate HQ, Manufacturing, R&D	Industrial, construction, municipal, pretroleum, OEM	Owned	Partial
Olive Branch, MS	62,000	Manufacturing	Industrial, agriculture, municipal, pretroleum, OEM	Owned	Partial
Royersford, PA (2 properties)	120,000	Manufacturing	Industrial, agriculture, construction, municipal, OEM	Owned	Partial
Toccoa, GA	295,000	Manufacturing, R&D	Industrial, fire, municipal	Owned	Partial

Other Countries
County Westmeath, Ireland	42,000	Manufacturing	Industrial, fire, municipal	Owned	Partial
Waardenburg, The Netherlands	41,000	Manufacturing	Industrial, agriculture, construction, municipal, pretroleum, OEM	Owned	Partial
St. Thomas, Ontario, Canada	63,000	Manufacturing	Industrial, agriculture, construction, municipal, pretroleum, OEM	Owned	Partial
Johannesburg, South Africa	38,000	Manufacturing	Industrial, agriculture, construction, municipal, pretroleum, OEM	Owned	Partial
Namur, Belgium	18,000	Manufacturing	Industrial, agriculture, construction, municipal, pretroleum, OEM	Owned	Partial

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth certain information with respect to the executive officers of the Company as of January 31, 2024:

Name	Age	Office	Date Elected to Executive Office Position
Jeffrey S. Gorman	71	Executive Chairman	1998
Scott A. King	49	President and Chief Executive Officer	2019
James C. Kerr	61	Executive Vice President and Chief Financial Officer	2017
Brigette A. Burnell	48	Executive Vice President, General Counsel and Corporate Secretary	2014

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

PART II

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is listed on the New York Stock Exchange under the ticker symbol “GRC”. On February 1, 2024, there were 1,615 registered holders of the Company’s common shares.

The Company currently expects to continue its exceptional history of paying regular quarterly dividends, and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on an assessment of the Company’s financial condition and business outlook at the applicable time.

PERFORMANCE GRAPH

The following stock price performance graph and related table compares the cumulative total returns (assuming reinvestment of dividends) on $100 invested on December 31, 2018 through December 31, 2023 in the Company’s common shares, the NYSE Composite Index, the NYSE American Index and a peer group of companies in the SIC Code 3561 Index — Pumps and Pumping Equipment. The stock price performance graph and related table is not necessarily indicative of future investment performance. This graph is not deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the graph shall not be deemed to be incorporated by reference into any prior or subsequent filing by us under the Securities Act of 1933, as amended, or the Exchange Act.

	2018	2019	2020	2021	2022	2023
The Gorman-Rupp Company	100.00	117.66	103.69	144.85	85.19	121.06
NYSE Composite	100.00	125.74	134.53	162.35	147.17	167.44
NYSE American	100.00	113.72	105.18	152.68	184.22	204.67
SIC Code 3561	100.00	130.86	154.18	180.36	164.11	188.23

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

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
October 1 to October 31, 2023	-	-	-	$48,067
November 1 to November 30, 2023	-	-	-	48,067
December 1 to December 31, 2023	-	-	-	48,067
Total	-	-	-	$48,067

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

On May 31, 2022, the Company acquired the assets of Fill-Rite and Sotera (“Fill-Rite”), a division of Tuthill Corporation, for $528.0 million. When adjusted for approximately $80.0 million in expected tax benefits, the net transaction value is approximately $448.0 million. The Company funded the transaction with cash on-hand and new debt. The Company incurred $7.1 million of one-time acquisition costs during the year ended December 31, 2022. The results of operations for Fill-Rite from the acquisition date going forward are included in the Company’s Consolidated Statements of Income.

The Company’s backlog of orders was $218.1 million at December 31, 2023 compared to $267.4 million at December 31, 2022, a decrease of 18.4%. The backlog was reduced from record levels towards the end of 2022 and beginning of 2023. The backlog aging in 2023 was consistent with historical levels. Approximately 90% of the Company’s backlog of unfilled orders is scheduled to be shipped during 2024, with the remainder principally during the first half of 2025.

Incoming orders for the year ending December 31, 2023, were $617.6 million, an increase of 4.4%, compared to 2022.

On January 25, 2024, the Board of Directors authorized the payment of a quarterly dividend of $0.18 per share, representing the 296th consecutive quarterly dividend to be paid by the Company. During 2023, the Company again paid increased dividends and thereby attained its 51st consecutive year of increased dividends. These consecutive years of increases continue to position Gorman-Rupp in the top 50 of all U.S. public companies with respect to number of years of increased dividend payments. The regular dividend yield at December 31, 2023 was 2.0%.

The Company currently expects to continue its exceptional history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.

Outlook

Our backlog has come down from the record levels that we saw in early 2023 but remains elevated as we enter 2024. We expect backlog to return to more normal levels during 2024. Our diverse markets continue to be a strength and we remain well positioned to benefit from infrastructure spending and the increased demand for flood control and storm water management.

Results of Operations – Year ended December 31, 2023 compared to year ended December 31, 2022:

Net Sales

End Market	2023	2022	$ Change	% Change
Industrial	$136,978	$100,826	$36,152	35.9%
Fire	143,551	121,001	22,550	18.6%
Agriculture	83,053	57,703	25,350	43.9%
Construction	86,996	60,557	26,439	43.7%
Municipal	78,528	69,726	8,802	12.6%
Petroleum	23,168	16,464	6,704	40.7%
OEM	37,708	34,820	2,888	8.3%
Repair parts	69,529	59,930	9,599	16.0%
Total net sales	$659,511	$521,027	$138,484	26.6%

Net sales for 2023 of $659.5 million increased 26.6% or $138.5 million compared to net sales of $521.0 million in 2022. The increase in sales was due to the inclusion of a full year of Fill-Rite sales compared to seven months of sales included in the prior year as well as an increase in volume and the impact of pricing increases taken in 2022 and an annual price increase in the first quarter of 2023. The Company’s two price increases in 2022, as well as the price increase in 2023 averaged between 4%-5%. Domestic sales increased 30.4% or $116.1 million and international sales increased 16.0% or $22.4 million compared to 2022.

Sales increased $36.2 million in the industrial market primarily due to the inclusion of a full year of Fill-Rite sales in 2023 compared to seven months of sales included in the prior year. In addition to the increase from Fill-Rite, industrial sales increased $14.2 million due to the strengthening in the broader industrial economy. Sales increased $25.4 million in the agriculture market due entirely to the inclusion of a full year of Fill-Rite sales compared to seven months of sales in the prior year. Sales increased $26.4 million in the construction market primarily due to the inclusion of a full year of Fill-Rite sales compared to seven months of sales included in the prior year. In addition to the increase from Fill-Rite, construction sales increased $8.9 million due to overall strong conditions including infrastructure related projects. Sales increased $22.6 million in the fire market primarily from increased domestic commercial construction, $9.6 million in the repair market due to strengthening in the broader industrial economy, $8.8 million in the municipal market due to domestic flood control and wastewater projects related to increased infrastructure investment, and $2.8 million in the OEM market. Sales in the petroleum market increased $6.7 million primarily due to the inclusion of a full year of Fill-Rite sales compared to seven months of sales included in the prior year as well as increased demand for larger petroleum transfer pumps.

Cost of Products Sold and Gross Profit

	2023	2022	$ Change	% Change
Cost of products sold	$463,258	$390,090	$73,168	18.8%
% of Net sales	70.2%	74.9%
Gross margin	29.8%	25.1%

Gross profit was $196.3 million for 2023, resulting in gross margin of 29.8%, compared to gross profit of $130.9 million and gross margin of 25.1% in 2022. The 470 basis point increase in gross margin included a 380 basis point improvement in cost of material, which consisted of a favorable LIFO impact of 240 basis points, a favorable impact of 30 basis points related to the Fill-Rite inventory step-up that was recognized in 2022 that did not recur in 2023 and a 110 basis point improvement from the realization of selling price increases. The increase in gross margin also included a 90 basis point improvement on labor and overhead leverage due to increased sales volume and sales mix which includes a full year of Fill-Rite sales in 2023 compared to seven months in 2022.

For further discussion on the LIFO inventory costing method, see Note 1 “Summary of Significant Accounting Policies” and Note 4 “Inventories” in the Notes to our Consolidated Financial Statements.

Selling, General and Administrative (SG&A) Expenses

	2023	2022	$ Change	% Change
Selling, general and administrative expenses	$96,660	$83,117	$13,543	16.3%
% of Net sales	14.7%	16.0%

Selling, general and administrative (“SG&A”) expenses were $96.7 million and 14.7% of net sales in 2023 compared to $83.1 million and 16.0% of net sales in 2022. SG&A expenses in 2022 included $7.1 million of one-time acquisition costs. Excluding acquisition costs of $7.1 million, SG&A expenses were $76.0 million and 14.6% of net sales in 2022. The increase in SG&A expenses, excluding acquisition costs, was due to the inclusion of Fill-Rite expenses for the full year in 2023 as compared to seven months in 2022, as well as increased expenses to support sales growth.

Amortization Expense

	2023	2022	$ Change	% Change
Amortization expense	$12,552	$7,637	$4,915	64.4%
% of Net sales	1.9%	1.5%

Amortization expense was $12.6 million in 2023 compared to $7.6 million in 2022. The increase in amortization expense was due to the inclusion of a full year of amortization attributable to the Fill-Rite acquisition in 2023 compared to seven months in 2022.

Operating Income

	2023	2022	$ Change	% Change
Operating Income	$87,041	$40,183	$46,858	116.6%
% of Net sales	13.2%	7.7%

Operating income was $87.0 million in 2023, resulting in an operating margin of 13.2%, compared to operating income of $40.2 million and operating margin of 7.7% in 2022. Operating income in 2022 included $7.1 million of one-time acquisition costs, and $1.4 million of inventory step-up amortization. Excluding acquisition costs and inventory step-up totaling $8.5 million, operating income was $48.7 million in 2022 resulting in an operating margin of 9.3% of net sales. Operating margin in 2023 increased 390 basis points compared to 2022, excluding acquisition costs and inventory step-up in 2022, due to improved margin on material costs, and improved leverage on SG&A expense due to increased sales volumes partially offset by increased amortization expense.

Interest Expense

	2023	2022	$ Change	% Change
Interest Expense	$41,273	$19,240	$22,033	114.5%
% of Net sales	6.3%	3.7%

Interest expense was $41.3 million in 2023 compared to $19.2 million in 2022. The increase in interest expense was primarily due to the inclusion of a full year of interest expense in 2023 compared to seven months in 2022 on the debt financing attributable to the Fill-Rite acquisition, as well as increased interest rates in 2023 as compared to 2022.

Other Income (Expense), net

	2023	2022	$ Change	% Change
Other income (expense), net	$(1,807)	$(7,071)	$5,264	74.4%
% of Net sales	-0.3%	-1.4%

Other income (expense), net was $1.8 million of expense in 2023 compared to $7.1 million of expense in 2022. The $7.1 million of expense in 2022 included non-cash pension settlement charges of $6.4 million, which did not recur in 2023.

Net Income

	2023	2022	$ Change	% Change
Income before income taxes	$43,961	$13,872	$30,089	216.9%
% of Net sales	6.7%	2.7%
Income taxes	$9,010	$2,677	$6,333	236.6%
Effective tax rate	20.5%	19.3%
Net income	$34,951	$11,195	$23,756	212.2%
% of Net sales	5.3%	2.1%
Earnings per share	$1.34	$0.43	$0.91	211.6%

Net income was $35.0 million, or $1.34 per share, in 2023 compared to net income of $11.2 million, or $0.43 per share in 2022. Adjusted earnings per share in 2023 were $1.37 per share compared to $0.94 per share in 2022. Adjusted earnings per share in 2023 included an unfavorable LIFO impact of $0.21 per share compared to an unfavorable LIFO impact of $0.56 per share in 2022. Adjusted earnings per share is a non-GAAP financial measure- please see “Non-GAAP Financial Information” below.

The Company’s effective tax rate was 20.5% for 2023 compared to 19.3% for 2022. The effective tax rate for 2022 was impacted by similar benefits from credits and permanent items as the prior year on lower pretax income. We expect our effective tax rate for 2024 to be between 20.0% and 22.0%.

Results of Operations – Year ended December 31, 2022 compared to year ended December 31, 2021:

Information pertaining to fiscal year 2021 was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 beginning on page 15 under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed with the SEC on February 28, 2022.

Non-GAAP Financial Information:

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

	2023	2022	2021
Adjusted earnings:
Reported net income – GAAP basis	$34,951	$11,195	$29,851
Pension settlement charge	-	5,216	1,846
One-time acquisition costs	-	5,752	-
Amortization of step up in value of acquired inventories	-	1,141	-
Amortization of acquired customer backlog	863	1,231	-
Non-GAAP adjusted earnings	$35,814	$24,535	$31,697

	2023	2022	2021
Adjusted earnings per share:
Reported earnings per share - GAAP basis	$1.34	$0.43	$1.14
Pension settlement charge	-	0.20	0.07
One-time acquisition costs	-	0.22	-
Amortization of step up in value of acquired inventories	-	0.04	-
Amortization of acquired customer backlog	0.03	0.05	-
Non-GAAP adjusted earnings per share	$1.37	$0.94	$1.21

	2023	2022	2021
Adjusted earnings before interest, taxes, depreciation and amortization:
Reported net income - GAAP basis	$34,951	$11,195	$29,851
Interest expense	41,273	19,240	1
Provision for income taxes	9,010	2,677	7,397
Depreciation and amortization	28,496	21,158	11,914
Non-GAAP earnings before interest, taxes, depreciation and amortization	113,730	54,270	49,163
Pension settlement charge	-	6,427	2,304
One-time acqusition costs	-	7,088	-
Amortization of step up in value of acquired inventories	-	1,406	-
Amortization of acquired customer backlog	1,085	1,517	-
Non-cash LIFO expense	6,891	18,041	6,669
Non-GAAP adjusted earnings before interest, taxes, depreciation and amortization	$121,706	$88,749	$58,136

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and borrowings under our revolving credit facility. Cash and cash equivalents totaled $30.5 million at December 31, 2023. The Company had an additional $98.0 million available under the revolving credit facility after deducting $2.0 million in outstanding letters of credit primarily related to customer orders. See Note 5 “Financing Arrangements” in the Notes to our Consolidated Financial Statements.

As of December 31, 2023, the Company had $413.8 million in total debt outstanding due in 2027. The Company was in compliance with its debt covenants, including limits on additional borrowings and maintenance of certain operating and financial ratios, at December 31, 2023.

Capital expenditures in 2023 were $20.8 million and consisted primarily of machinery and equipment and building improvements. Capital expenditures for 2024, which are expected to consist principally of machinery and equipment purchases, are estimated to be in the range of $18 - $20 million and are expected to be financed through internally generated funds. During 2023, 2022 and 2021, the Company financed its capital improvements and working capital requirements principally through internally generated funds.

The Company contributed $2.3 million to its defined benefit pension plans in 2023 and expects to contribute up to $3.0 million to its defined benefit pension plans in 2024.

Financial Cash Flow

	Year Ended December 31,
	2023	2022	2021
Beginning of period cash and cash equivalents	$6,783	$125,194	$108,203
Net cash provided by operating activities	98,225	13,685	45,438
Net cash used for investing activities	(20,163)	(545,673)	(9,169)
Net cash received from (used for) financing activities	(54,527)	414,113	(18,553)
Effect of exchange rate changes on cash	200	(536)	(725)
Net increase (decrease) in cash and cash equivalents	23,735	(118,411)	16,991
End of period cash and cash equivalents	$30,518	$6,783	$125,194

The increase in cash provided by operating activities in 2023 compared to 2022 was primarily due to increased earnings before depreciation, amortization, and LIFO expense, and improved cash flow from working capital management. The decrease in cash provided by operating activities in 2022 compared to 2021 was primarily due to interest expense of $19.2 million and acquisition costs of $7.1 million as well as increases in accounts receivable and inventory as the result of increased sales and backlog. In addition, cash flow from accounts payable decreased $11.0 million from 2021 to 2022 and deferred revenue and customer deposits have decreased in the current year compared to an increase in the prior year.

During 2023, net cash used for investing activities of $20.2 million consisted primarily of $20.8 million used for capital expenditures, largely related to machinery and equipment. During 2022, net cash used for investing activities of $545.7 million consisted primarily of $528.0 million for the acquisition of Fill-Rite and $18.0 million for capital expenditures largely related to machinery and equipment. During 2021, net cash used for investing activities of $9.2 million consisted primarily of capital expenditures of $9.8 million, largely related to machinery and equipment.

During 2023, net cash used for financing activities of $54.5 million consisted primarily of net payments on bank borrowings of $34.5 million, dividend payments of $18.4 million and $1.0 million of payments in the surrender of common shares to cover taxes upon the vesting of stock awards. During 2022, net cash received from financing activities of $414.1 million consisted primarily of proceeds from the Senior Secured Term Loan Facility of $350.0 million, $90.0 million from the unsecured Subordinated Credit Facility, and $17.0 million from the revolving Credit Facility. Partially offsetting these proceeds were debt issuance fees paid of $15.2 million, dividend payments of $17.9 million, payments on borrowings of $8.9 million and share repurchases of $0.9 million during 2022. During 2021, net cash used for financing activities of $18.6 million consisted primarily of dividend payments of $16.6 million and open market share repurchases of $1.2 million. See Note 5 “Financing Arrangements” in the Notes to our Consolidated Financial Statements.

Maturities of long-term debt in the next five fiscal years, and the remaining years thereafter, are as follows:

2024	2025	2026	2027	2028	Total
$21,875	$30,625	$35,000	$326,250	$-	$413,750

The Company was in compliance with its debt covenants, including limits on additional borrowings and maintenance of certain operating and financial ratios at December 31, 2023 and December 31, 2022. We believe we have adequate liquidity from funds on hand and borrowing capacity to execute our financial and operating strategy, as well as comply with debt obligation and financial covenants for at least the next 12 months.

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

Contractual Obligations

Capital commitments in the table below include contractual commitments to purchase machinery and equipment that have been approved by the Board of Directors. The capital commitments do not represent the entire anticipated purchases in the future but represent only those substantive items for which the Company is contractually obligated as of December 31, 2023. Also, the Company has operating leases and financing leases for certain offices, manufacturing facilities, land, office equipment and automobiles. Rental expenses relating to these leases were $2.8 million in 2023, $1.4 million in 2022, and $0.9 million in 2021.

The following table summarizes the Company’s contractual obligations at December 31, 2023:

	Payment Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital commitments	$3,616	$3,616	$-	$-	$-
Leases	40,552	2,501	5,230	3,330	29,491
Total	$44,168	$6,117	$5,230	$3,330	$29,491

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

The discount rates used to value pension plan obligations were 4.7% at December 31, 2023 and 4.9% at December 31, 2022, respectively. The discount rates used to value postretirement obligations were 4.9% at December 31, 2023 and 5.2% at December 31, 2022, respectively. The discount rates were determined by constructing a zero-coupon spot yield curve derived from a universe of high-quality bonds as of the measurement date. The expected rate of return on pension assets is designed to be a long-term assumption that will be subject to year-to-year variability. The rate for 2023 was 6.2% and for 2022 was 5.0%. Actual pension plan asset performance will either reduce or increase unamortized losses included in Accumulated other comprehensive loss, which will ultimately affect net income. The assumed rate of compensation increase was 3.5% in both 2023 and 2022.

Substantially all retirees elect to take lump sum settlements of their pension plan benefits. When interest rates are low, this subjects the Company to the risk of exceeding an actuarial threshold computed on an annual basis and triggering a GAAP-required non-cash pension settlement loss, which occurred in 2023 and 2022.

The assumption used for the rate of increase in medical costs over the next five years was 5.0% in both 2023 and 2022.

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

In assessing the qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we identify and assess relevant drivers of fair value and events and circumstances that may impact the fair value and the carrying amount of the reporting unit. The identification of relevant events and circumstances and how these may impact a reporting unit’s fair value or carrying amount involves significant judgments and assumptions. The judgments and assumptions include the identification of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, Company-specific events and share price trends and making the assessment on whether each relevant factor will impact the impairment test positively or negatively and the magnitude of any such impact.

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

The Company performed qualitative analyses as of October 1, 2023 and 2022 for all of its reporting units except for National Pump Company (“National”) in 2023 and 2022 and Fill-Rite in 2023 concluding that it was more likely than not that the fair value of the reporting units exceeded the respective carrying amounts.

The Company performed a quantitative impairment analysis as of October 1, 2023 for National and Fill-Rite reporting units and concluded that the fair value of each reporting unit exceeded its carrying value and therefore was not impaired. A sensitivity analysis was performed for each reporting unit, assuming a hypothetical 100 basis point decrease in the expected long-term growth rate or a hypothetical 100 basis point increase in the weighted average cost of capital, and both scenarios independently yielded an estimated fair value above carrying value. If National or Fill-Rite fail to experience growth or revise their long-term projections downward, they could be subject to impairment charges in the future. Goodwill relating to the National reporting unit is $13.6 million, or 1.5% of the Company’s December 31, 2023 total assets, and goodwill relating to the Fill-Rite reporting unit is $230.7 million, or 25.9% of the Company’s December 31, 2023 total assets. See Note 10 to the Consolidated Financial Statements, “Goodwill and Other Intangible Assets”.

Other indefinite-lived intangible assets primarily consist of trademarks and trade names. The fair value of these assets is also tested annually for impairment as of October 1, or whenever events or changes in circumstances indicate there may be a possible permanent loss of value. The fair value of these assets is determined using a royalty relief methodology similar to that employed when the associated assets were acquired, but using updated estimates of future sales, cash flows and profitability. For 2023 and 2022, the fair value of all indefinite lived intangible assets exceeded the respective carrying values.

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

Interest Rate Risk

The results of operations are exposed to changes in interest rates primarily with respect to borrowings under the Company’s senior term loan facility, revolving credit facility, and subordinated credit facility. Borrowings under the senior term loan facility and revolving credit facility may be made either at (i) a base rate plus the applicable margin, which ranges from 0.75% to 1.75%, or at (ii) an Adjusted Term SOFR Rate, plus the applicable margin, which ranges from 1.75% to 2.75%. Borrowings under the subordinated credit facility bear interest at (i) either a base rate plus 8.0%, or at (ii) an Adjusted Term SOFR Rate plus 9.1%. At December 31, 2023, the Company had $323.8 million in borrowings under the senior term loan facility, $90.0 million in borrowings under the subordinated credit facility, and no borrowings under the revolving credit facility. See Note 5 “Financing Arrangements” in the Notes to our Consolidated Financial Statements.

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

The Company estimates that a hypothetical increase of 100 basis points in interest rates would increase interest expense by approximately $2.5 million on an annual basis.

Foreign Currency Risk

The Company’s foreign currency exchange rate risk is limited primarily to the Euro, Canadian Dollar, South African Rand and British Pound. The Company manages its foreign exchange risk principally through invoicing customers in the same currency as is used in the market of the source of products. The foreign currency transaction gains (losses) for 2023 and 2022 were $(0.4) million and $0.2 million, respectively, and are reported within Other (expense) income, net on the Consolidated Statements of Income. There were no net foreign currency transaction gains (losses) for the period ending December 31, 2021.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Gorman-Rupp Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Gorman-Rupp Company (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Fill-Rite Goodwill Impairment Evaluation

Description of the Matter

At December 31, 2023, the Company’s total goodwill was $257.7 million, of which, $230.7 million related to the Fill-Rite reporting unit. As discussed in Note 1 and Note 10 of the consolidated financial statements, goodwill is tested for impairment at least annually on October 1 at the reporting unit level, or when events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For 2023, the Company used a quantitative analysis for the annual goodwill impairment testing for its Fill-Rite reporting unit. The Company uses an income and market approach in its quantitative impairment tests.

Auditing the Company’s Fill-Rite quantitative goodwill impairment evaluation was complex and highly judgmental due to the significant estimation required in determining the fair value of the reporting unit. In particular, the fair value estimate using the income approach was sensitive to significant assumptions such as the discount rate, discrete revenue growth rates, and profitability assumptions. Elements of these significant assumptions are forward-looking and could be affected by future economic conditions and/or changes in consumer preferences.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s Fill-Rite reporting unit goodwill impairment review process, including controls over the significant assumptions mentioned above.

To test the estimated fair value used in the Company’s Fill-Rite reporting unit goodwill impairment analysis, we performed audit procedures that included, among others, assessing fair value methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. For example, we compared the significant assumptions used by management to current industry and economic trends, changes to the Company’s business model, and other relevant factors. We assessed the historical accuracy of management’s estimates. We also performed sensitivity analyses of significant assumptions, including the discount rate, discrete revenue growth rates, and profitability assumptions, to evaluate the changes in fair value that would result from changes in the assumptions and the potential impact on the Company’s conclusion of whether or not the goodwill was impaired. In addition, we involved our valuation specialist to assist with our evaluation of the methodology used by the Company and significant assumptions, including, among others, the discount rate.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since at least 1967, but we are unable to determine the specific year.

Cleveland, Ohio

February 26, 2024

The Gorman-Rupp Company

Consolidated Statements of Income

	Year Ended December 31,
(Dollars in thousands, except share and per share amounts)	2023	2022	2021

Net sales	$659,511	$521,027	$378,316
Cost of products sold	463,258	390,090	282,419
Gross profit	196,253	130,937	95,897
Selling, general and administrative expenses	96,660	83,117	56,004
Amortization expense	12,552	7,637	537
Operating income	87,041	40,183	39,356
Interest expense	(41,273)	(19,240)	-
Other income (expense), net	(1,807)	(7,071)	(2,108)
Income before income taxes	43,961	13,872	37,248
Provision from income taxes	9,010	2,677	7,397
Net income	$34,951	$11,195	$29,851

Earnings per share	$1.34	$0.43	$1.14
Average number of shares outstanding.	26,174,174	26,089,976	26,119,376

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021

Net income	$34,951	$11,195	$29,851

Cumulative translation adjustments	931	(2,768)	(2,807)
Cash flow hedging activity	(452)	(617)	-
Pension and postretirement medical
liability adjustments, net of tax	(942)	9,241	2,854
Other comprehensive income (loss)	(463)	5,856	47
Comprehensive income	$34,488	$17,051	$29,898

See notes to consolidated financial statements.

The Gorman-Rupp Company

Consolidated Balance Sheets

	December 31,
(Dollars in thousands)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$30,518	$6,783
Accounts receivable, net	89,625	93,059
Inventories, net	104,156	111,133
Prepaid and other	11,812	14,551
Total current assets	236,111	225,526
Property, plant and equipment, net	134,872	128,640
Other assets	24,841	11,579
Other intangible assets, net	236,813	249,361
Goodwill	257,721	257,724
Total assets	$890,358	$872,830

Liabilities and equity
Current liabilities:
Accounts payable	$23,277	$24,697
Payroll and employee related liabilities	20,172	17,132
Commissions payable	10,262	10,116
Deferred revenue and customer deposits	12,521	6,740
Current portion of long-term debt	21,875	17,500
Accrued expenses	12,569	9,028
Total current liabilities	100,676	85,213
Pension benefits	11,500	9,352
Postretirement benefits	22,786	22,413
Long-term debt, net of current portion	382,579	419,327
Other long-term liabilities	23,358	5,331
Total liabilities	540,899	541,636
Equity:
Common shares, without par value:
Authorized - 35,000,000 shares;
Outstanding – 26,193,998 shares at December 31, 2023 and 26,094,865 shares at December 31, 2022 (after deducting treasury shares of 854,798 and 953,931, respectively), at stated capital amounts	5,119	5,097
Additional paid-in capital	5,750	3,912
Retained earnings	363,527	346,659
Accumulated other comprehensive loss	(24,937)	(24,474)
Total equity	349,459	331,194
Total liabilities and equity	$890,358	$872,830

See notes to consolidated financial statements.

The Gorman-Rupp Company

Consolidated Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Cash flows from operating activities:
Net income	$34,951	$11,195	$29,851
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,496	21,158	11,914
LIFO expense	6,891	18,041	6,669
Pension expense	3,604	9,985	4,989
Contributions to pension plan	(2,250)	(2,250)	(2,000)
Stock based compensation	3,252	2,957	2,396
Amortization of debt issuance fees	3,014	1,717	-
Deferred income tax charge (benefit)	(414)	(1,086)	50
Other	1,335	(128)	(103)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	3,752	(13,954)	(8,702)
Inventories, net	559	(32,772)	(10,959)
Accounts payable	(1,518)	(2,250)	8,717
Commissions payable	9	2,051	2,718
Deferred revenue and customer deposits	5,773	(2,329)	1,351
Accrued expenses and other	6,316	(954)	(1,631)
Income taxes	1,226	1,907	-
Benefit obligations	3,229	397	178
Net cash provided by operating activities	98,225	13,685	45,438
Cash flows from investing activities
Capital additions	(20,835)	(17,986)	(9,751)
Acquisitions	-	(527,993)	-
Other	672	306	582
Net cash used for investing activities	(20,163)	(545,673)	(9,169)
Cash flows from financing activities:
Cash dividends	(18,447)	(17,872)	(16,586)
Treasury share repurchases	(1,029)	(918)	(1,245)
Proceeds from bank borrowings	5,000	457,000	-
Payments to banks for borrowings	(39,500)	(8,750)	-
Debt issuance fees	-	(15,217)	-
Other	(551)	(130)	(722)
Net cash provided by (used for) financing activities	(54,527)	414,113	(18,553)
Effect of exchange rate changes on cash	200	(536)	(725)
Net increase (decrease) in cash and cash equivalents	23,735	(118,411)	16,991
Cash and cash equivalents:
Beginning of year	6,783	125,194	108,203
End of period	$30,518	$6,783	$125,194

See notes to consolidated financial statements.

The Gorman-Rupp Company

Consolidated Statements of Equity

(Dollars in thousands, except share	Common Shares		Additional Paid-In	Retained	Accumulated Other Comprehensive
and per share amounts)	Shares	Dollars	Capital	Earnings	(Loss) Income	Total
Balances December 31, 2020	26,101,992	$5,099	$693	$340,098	$(30,377)	$315,513

Net income				29,851		29,851

Other comprehensive income					47	47

Stock based compensation	31,707	7	2,273	116		2,396

Treasury share repurchases	(30,038)	(7)	(1,128)	(110)		(1,245)

Cash dividends - $0.64 per share				(16,586)		(16,586)

Balances December 31, 2021	26,103,661	5,099	1,838	353,369	(30,330)	329,976

Net income				11,195		11,195

Other comprehensive income					5,856	5,856

Stock based compensation	15,750	3	2,896	58		2,957

Treasury share repurchases	(24,546)	(5)	(822)	(91)		(918)

Cash dividends - $0.69 per share				(17,872)		(17,872)

Balances December 31, 2022	26,094,865	5,097	3,912	346,659	(24,474)	331,194

Net income				34,951		34,951

Other comprehensive loss					(463)	(463)

Stock based compensation	135,238	30	2,727	496		3,253

Treasury share repurchases	(36,105)	(8)	(889)	(132)		(1,029)

Cash dividends - $0.71 per share				(18,447)		(18,447)

Balances December 31, 2023	26,193,998	$5,119	$5,750	$363,527	$(24,937)	$349,459

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

The allowance for doubtful accounts was $0.7 million at December 31, 2023 and $0.5 million at December 31, 2022.

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

The costs for approximately 66% and 68% of inventories at December 31, 2023 and 2022, respectively, were determined using the last-in, first-out (LIFO) method. Current cost approximates replacement cost, or market, and LIFO cost is determined at the end of each fiscal year based on inventory levels on-hand at current replacement cost and a LIFO reserve. The Company uses the simplified LIFO method, under which the LIFO reserve is determined utilizing the inflation factor specified in the Producer Price Index for Machinery and Equipment – Pumps, Compressors and Equipment, as published by the U.S. Bureau of Labor Statistics. Interim LIFO calculations are based on management’s estimate of the expected year-end inflation index and, as such, are subject to adjustment each quarter including the fourth quarter when the inflation index for the year is finalized. When inflation increases, the LIFO reserve and non-cash expense increase.

Property, plant and equipment

Property, plant and equipment are stated on the basis of cost. Repairs and maintenance costs are expensed as incurred. Depreciation for property, plant and equipment assets is computed using the straight-line method over the estimated useful lives of the assets and is included in Cost of products sold and Selling, general and administrative expenses based on the use of the assets. Depreciation expense was $15.9 million, $13.3 million, and $11.2 million for 2023, 2022, and 2021, respectively.

Depreciation of property, plant and equipment is determined based on the following lives:

	Years
Buildings	20	-	50
Machinery and equipment	5	-	15
Software	3	-	5

Property, plant and equipment consist of the following:

	2023	2022
Land	$6,214	$6,215
Buildings	121,517	119,197
Machinery and equipment	227,567	212,581
	355,298	337,993
Less accumulated depreciation	(220,426)	(209,353)
Property, plant and equipment, net	$134,872	$128,640

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

No impairment charges were recognized in any of the Company’s reporting units in 2023, 2022, or 2021. See Note 10 to the Consolidated Financial Statements, Goodwill and Other Intangible Assets.

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

Identifiable intangible assets not subject to amortization are tested for impairment annually or more frequently if events warrant. The fair value of these assets is determined using a royalty relief methodology similar to that employed when the associated assets were acquired, but using updated estimates of future sales, cash flows and profitability. For 2023, 2022 and 2021, the fair value of indefinite lived intangible assets exceeded their carrying values.

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

Concentration of Credit Risk

The Company generally does not require collateral from its customers and has a very good collection history. There were no sales to a single customer that exceeded 10% of total net sales for the years ended December 31, 2023, 2022 or 2021.

Shipping and Handling Costs

The Company classifies all amounts billed to customers for shipping and handling as revenue and reflects related shipping and handling costs in Cost of products sold.

Advertising

The Company expenses all advertising costs as incurred, which for the years ended December 31, 2023, 2022 and 2021 totaled $4.3 million, $3.3 million, and $1.9 million, respectively.

Product Warranties

A liability is established for estimated future warranty and service claims based on historical claims experience and specific product failures. The Company expenses warranty costs directly to Cost of products sold. Changes in the Company’s product warranty liability are:

	2023	2022	2021
Balance at beginning of year	$1,973	$1,637	$1,361
Provision	3,655	1,590	1,813
Acquired	-	646	-
Claims	(3,359)	(1,900)	(1,537)
Balance at end of year	$2,269	$1,973	$1,637

Stock based compensation

The Company awards shares pursuant to The Gorman-Rupp Company 2015 Omnibus Incentive Plan.  Performance Stock Units (“PSU’s”) are typically conditioned upon achievement of appropriate performance metrics.  Outstanding PSU’s vest after three years in amounts determined based on the level of achievement over a two-year performance period of compound annual growth targets for operating income, and either shareholder’s equity or improvement in average working capital to sales, depending on when the PSU’s were granted. The Company recognizes compensation expense for PSU’s based on the stock price at the date of the grant using the straight-line amortization method, over the vesting period specified in the grants, as well as the probability of achieving the performance targets.  Restricted Stock Units (RSU’s) are valued at the stock price on the date of the grant.  The majority of RSU’s vest in annual installments over a period of 3 years.  For both PSU’s and RSU’s, upon vesting the Company issues common stock from treasury.  The Company recognized stock based compensation expense of $3.3 million for the year ended December 31, 2023, $3.0 million in expense for the year ended December 31, 2022 and $2.0 million in expense for the year-ended December 31, 2021.  The Company accounts for forfeitures as they occur, rather than estimating expected forfeitures.

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

Note 2 - Acquisitions

On May 31, 2022, the Company acquired the assets of Fill-Rite and Sotera (“Fill-Rite”), a division of Tuthill Corporation, for cash consideration of $528.0 million. The transaction was funded with new debt consisting of $350.0 million from the secured Senior Term Loan Facility, $90.0 million from the unsecured Subordinated Credit Facility, $5.0 million from the revolving Credit Facility, and $83.0 million of cash on hand. Refer to “Note 5 – Financing Arrangements” for further details related to the financing completed as part of the transaction.

The Company accounted for the Fill-Rite Transaction in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 “Business Combinations”. The results of operations for Fill-Rite from the acquisition date going forward are included in the Company’s Consolidated Statements of Income. Fill-Rite had $87.4 million in net sales and $6.4 million in operating income that was included in the Company’s consolidated financial statements for the year ended December 31, 2022. Operating income for the year ended December 31, 2022 included $1.4 million of inventory step up amortization and $1.5 million of acquired customer backlog amortization in addition to the $7.0 million in amortization on customer relationships and developed technology. Operating income for the year ended December 31, 2023 included $1.1 million of acquired customer backlog amortization and $12.0 million in amortization on customer relationships and developed technology.

Under the acquisition method of accounting, the assets and liabilities have been recorded at their respective estimated fair values as of the date of completion of the acquisition and reported into the Company’s Consolidated Balance Sheets. The following table presents the fair value of assets acquired and liabilities assumed. No adjustments were made to the preliminary purchase price allocation, which was finalized during the second quarter of 2023:

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

The following is supplemental pro-forma net sales, operating income, net income, and earnings per share had the Fill-Rite Acquisition occurred as of January 1, 2021 (in millions):

	Year ended December 31,
	2022	2021
Net sales	$586,101	$510,621
Operating income	$57,248	$47,177
Net income	$15,264	$13,589
Earnings per share	$0.59	$0.52

The supplemental pro forma information presented above is being provided for information purposes only and may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated Fill-Rite since January 1, 2021.

Note 3 – Revenue

Disaggregation of Revenue

The following tables disaggregate total net sales by end market and geographic location:

End Market	2023	2022	2021
Industrial	$136,978	$100,826	$61,371
Fire	143,551	121,001	103,653
Agriculture	83,053	57,703	21,879
Construction	86,996	60,557	34,368
Municipal	78,528	69,726	54,964
Petroleum	23,168	16,464	15,618
OEM	37,708	34,820	32,964
Repair parts	69,529	59,930	53,499
Total net sales	$659,511	$521,027	$378,316

Geographic Location	2023	2022	2021
United States	$497,387	$381,306	$260,683
Foreign countries	162,124	139,721	117,633
Total net sales	$659,511	$521,027	$378,316

International sales represented approximately 25% of total net sales for 2023, 27% for 2022 and 31% for 2021, and were made to customers in many different countries around the world.

On December 31, 2023, the Company had $218.1 million of remaining performance obligations, also referred to as backlog. The Company expects to recognize as revenue substantially all of its remaining performance obligations within one year.

The Company’s contract assets and liabilities as of December 31, 2023 and 2022 were as follows:

	2023	2022
Contract assets	$-	$-
Contract liabilities	$12,521	$6,740

Revenue recognized for the year ended December 31, 2023 that was included in the contract liability balance at December 31, 2022 was $6.0 million. Revenue recognized for the year ended December 31, 2022 that was included in the contract liability balance at December 31, 2021 was $9.1 million.

Note 4 – Inventories

LIFO inventories are stated at the lower of cost or market and all other inventories are stated at the lower of cost or net realizable value. Replacement cost approximates current cost and the excess over LIFO cost was approximately $95.1 million and $88.2 million at December 31, 2023 and 2022, respectively. Allowances for excess and obsolete inventory totaled $7.9 million at December 31, 2023 and $7.2 million at December 31, 2022.

Pre-tax LIFO expense was $6.9 million, $18.0 million, and $6.7 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Inventories are comprised of the following:

	December 31,
	2023	2022
Raw materials and in-process	$37,037	$40,448
Finished parts	52,458	57,224
Finished products	14,661	13,461
Total net inventories	$104,156	$111,133

Note 5 – Financing Arrangements

	2023	2022
Senior Secured Credit Agreement
Senior term loan facility	$323,750	$341,250
Credit facility	-	17,000
Subordinated Credit Agreement
Subordinated credit facility	90,000	90,000
Total debt	413,750	448,250
Unamortized discount and debt issuance fees	(9,296)	(11,423)
Total debt, net	404,454	436,827
Less: current portion of long-term debt	(21,875)	(17,500)
Total long-term debt, net	$382,579	$419,327

Maturities of long-term debt in the next five fiscal years, and the remaining years thereafter, are as follows:

2024	2025	2026	2027	2028	Total
$21,875	$30,625	$35,000	$326,250	$-	$413,750

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

At the option of the Company, borrowings under the Senior Term Loan Facility and under the Credit Facility bear interest at either a base rate or at an Adjusted Term SOFR Rate, plus the applicable margin, which ranges from 0.75% to 1.75% for base rate loans and 1.75% to 2.75% for Adjusted Term SOFR Rate loans. The applicable margin is based on the Company’s senior leverage ratio. As of December 31, 2023, the applicable interest rate under the Senior Secured Credit Agreement was Adjusted Term SOFR plus 2.25%.

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

The Senior Secured Credit Agreement requires the Company to maintain a minimum fixed charge coverage ratio (commencing with the fiscal quarter ending June 30, 2022) of not less than 1.20 to 1.00 for any four consecutive fiscal quarter period. On June 30, 2023, the Senior Secured Credit Agreement was amended to provide the Company with more flexibility by adjusting the minimum fixed charge coverage ratio to not less than 1.00 to 1.00 for each four consecutive fiscal quarter periods ending June 30, 2023 through and including June 30, 2024 and not less than 1.10 to 1.00 for each four consecutive fiscal quarter periods ending September 30, 2024 through and including December 31, 2024.

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

At the option of the Company, borrowings under the Subordinated Credit Facility bear interest at either a base rate plus 8.0%, or at an Adjusted Term SOFR Rate plus 9.0%. As of December 31, 2023 borrowings under the Subordinated Credit Facility bear interest at an Adjusted Term SOFR Rate plus 9.1%.

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

Other

The Company incurred total issuance costs of approximately $15.2 million in 2022 related to the Senior Secured Credit Agreement and Subordinated Credit Agreement. Of this amount, the Company determined that $12.8 million related to the Senior Term Loan Facility and the Subordinated Credit Facility and $2.4 million related to the Credit Facility. The portion of the issuance costs related to the Credit Facility is included in Other assets in the Consolidated Balance Sheet. These costs are being amortized to interest expense over the respective terms.

Total cash interest paid was $35.9 million in 2023, and $17.4 million in 2022. No interest was paid in 2021.

The Company was in compliance with all debt covenants as of December 31, 2023 and 2022.

Interest Rate Derivatives

In the fourth quarter of 2022, the Company entered into interest rate swaps that hedge interest payments on its Senior Term Loan Facility. All swaps have been designated as cash flow hedges. The following table summarizes the notional amounts, related rates and remaining terms of interest swap agreements as of December 31:

	Notional Amount		Average Fixed Rate		Remaining Term at
	2023	2022	2023	2022	December 31, 2022
Interest rate swaps	$161,875	$170,600	4.1%	4.1%	Extending to May 2027

The fair value of the Company’s interest rate swaps was a payable of $1.4 million and $0.8 million as of December 31, 2023 and 2022, respectively. The fair value was based on inputs other than quoted prices in active markets for identical assets that are observable either directly or indirectly and therefore considered level 2. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in Accumulated Other Comprehensive Loss. The interest rate swap agreements held by the Company on December 31, 2023 are expected to continue to be effective hedges.

The following table summarizes the fair value of derivative instruments as of December 31, as recorded in the Consolidated Balance Sheets:

	2023	2022
Current Assets:
Prepaid and Other	$955	$1,203
Long-term liabilities:
Other long-term liabilities	(2,355)	(2,012)
Total derivatives	$(1,400)	$(809)

The following table summarizes total gains (losses) recognized on derivatives for the years ended December 31, 2023, 2022 and 2021:

Derivatives in Cash Flow Hedging Relationships	Location of (Loss) Gain Recognized in Income on Derivatives	Amount of (Loss) Gain Recognized in Income on Derivatives
		2023	2022	2021
Interest rate swaps	Interest Expense	$1,630	$(43)	$-

The effects of derivative instruments on the Company’s Consolidated Statements of Results of Operations and Comprehensive Income (Loss) for OCI for the years ended December 31, 2023, 2022 and 2021 are as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in AOCI on Derivatives			Location of (Loss) Gain Reclassed from AOCI into Income (Effective Portion*)	Amount of (Loss) Gain Reclassed from AOCI into Income (Effective Portion*)
	2023	2022	2021		2023	2022	2021
Interest rate swaps	$1,039	$(809)	$-	Interest expense	$(1,630)	$-	$-

Note 6 – Leases

The Company is currently a lessee under a number of operating leases and finance leases for certain offices, manufacturing facilities, land, office equipment and automobiles, none of which are material to its operations. The Company’s leases generally have remaining lease terms of 1 year to 5 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within one year. The Company entered into 20 year lease agreement for a commercial and industrial building in Lenexa, Kansas to replace its existing building in 2023. These leases do not have significant rent escalation holidays, concessions, leasehold improvement incentives, or other build-out clauses. Further, the leases do not contain contingent rent provisions.

Supplemental information related to leases and the Company’s Consolidated Financial Statements is as follows:

	2023	2022
Components of lease costs:
Operating lease costs	$1,829	$621
Short-term lease costs	897	673
Finance lease costs	131	135
Total lease costs	$2,857	$1,429

	2023	2022
Weighted average remaining lease term (years):
Operating leases	12.5	2.4
Finance leases	3.4	1.3
Weighted average discount rate:
Operating leases	7.48%	3.25%
Finance leases	3.25%	3.25%

	December 31, 2023
	Operating Leases	Financing Leases	Total Leases

Other assets - right-of-use assets	$20,126	$110	$20,236
Lease liabilities included in:
Accrued expenses - current portion of lease liabilities	$960	$60	$1,020
Other long-term liabiltiies - non-current portion of lease liabilities	19,750	60	19,810
Total lease liabilities	$20,710	$120	$20,830

	December 31, 2022
	Operating Leases	Financing Leases	Total Leases

Other assets - right-of-use assets	$2,010	$170	$2,180
Lease liabilities included in:
Accrued expenses - current portion of lease liabilities	$980	$130	$1,110
Other long-term liabiltiies - non-current portion of lease liabilities	1,020	50	1,070
Total lease liabilities	$2,000	$180	$2,180

Maturities of lease liabilities as of December 31, are as follows:

	2023		2022
2024	$2,501	2023	$1,217
2025	2,261	2024	792
2026	2,969	2025	286
2027	1,691	2026	42
2028	1,639	2027	3
Thereafter	29,491	Thereafter	8
Total lease payments	40,552	Total lease payments	2,348
Less: Interest	(19,722)	Less: Interest	(168)
Present value of lease liabilities	$20,830	Present value of lease liabilities	$2,180

Note 7 – Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss as reported in the Consolidated Balance Sheets are:

	Currency Translation Adjustments	Deferred Gain (Loss) on Cash Flow Hedging	Pension and OPEB Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2020	$(5,044)	$-	$(25,333)	$(30,377)
Reclassification adjustments	-	-	4,788	4,788
Current period benefit (charge)	(2,807)	-	(1,045)	(3,852)
Income tax benefit	-	-	(889)	(889)
Balance at December 31, 2021	(7,851)	-	(22,479)	(30,330)
Reclassification adjustments	-	(43)	8,519	8,476
Current period benefit (charge)	(2,768)	(766)	3,610	76
Income tax benefit	-	192	(2,888)	(2,696)
Balance at December 31, 2022	(10,619)	(617)	(13,238)	(24,474)
Reclassification adjustments	-	(1,630)	1,423	(207)
Current period benefit (charge)	931	1,039	(2,667)	(697)
Income tax benefit	-	139	302	441
Balance at December 31, 2023	$(9,688)	$(1,069)	$(14,180)	$(24,937)

Note 8 – Income Taxes

The components of Income before income taxes are:

	2023	2022	2021
United States	$34,763	$6,270	$30,973
Foreign countries	9,198	7,602	6,275
Total	$43,961	$13,872	$37,248

The components of income tax expense are:

	2023	2022	2021
Current expense:
Federal	$6,735	$1,581	$5,174
Foreign	1,591	1,264	1,087
State and local	1,098	918	1,086
	$9,424	$3,763	$7,347
Deferred expense (benefit):
Federal	$(206)	$(565)	$60
Foreign	196	147	48
State and local	(404)	(668)	(58)
	(414)	(1,086)	50
Income tax expense	$9,010	$2,677	$7,397

The reconciliation between income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes is:

	2023	2022	2021
Income taxes at statutory rate	$9,232	$2,913	$7,822
State and local income taxes, net of federal tax benefit	620	282	898
Tax credits	(1,208)	(627)	(1,052)
Uncertain tax positions	(34)	(99)	(26)
Valuation allowance	(72)	(85)	(86)
GILTI/FDII	368	608	238
Foreign rate differential	(145)	(186)	(183)
Other	249	(129)	(214)
Income tax expense	$9,010	$2,677	$7,397

The Company made income tax payments of $7.9 million, $4.5 million, and $7.9 million in 2023, 2022, and 2021, respectively.

Deferred income tax assets and liabilities consist of:

	2023	2022
Deferred tax assets:
Inventories	$520	$524
Accrued liabilities	3,011	3,208
Postretirement health benefits obligation	5,600	5,584
Pension	2,386	1,868
Lease liabilities	4,916	520
Capitalized R&D	2,041	1,103
Interest	8,703	3,168
Other	1,155	1,399
Total deferred tax assets	28,332	17,374
Valuation allowance	(390)	(462)
Net deferred tax assets	27,942	16,912
Deferred tax liabilities
Depreciation and amortization	(22,923)	(16,987)
Leases - right of use assets	(4,922)	(536)
Total deferred tax liabilities	(27,845)	(17,523)
Net deferred tax assets (liabilities)	$97	$(611)

The Company had state tax credit carryforwards of $0.3 million and $0.4 million as of December 31, 2023 and 2022, respectively, which will expire incrementally between 2024 and 2036.

The Company had valuation allowances of $0.4 million at December 31, 2023 and $0.5 million at December 31, 2022, against certain of its deferred tax assets. ASC 740, “Income Taxes,” requires that a valuation allowance be recorded against deferred tax assets when it is more likely than not that some or all of a Company’s deferred tax assets will not be realized based on available positive and negative evidence.

Total unrecognized tax benefits were $0.7 million at December 31, 2023 and $0.8 million at December 31, 2022. The total amount of unrecognized tax benefits that, if ultimately recognized, would reduce the Company’s annual effective tax rate were $0.6 million at December 31, 2023 and 2022. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense for all periods presented. The Company accrued approximately $0.2 million for the payment of interest and penalties at each of December 31, 2023, 2022 and 2021.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2023	2022	2021
Balance at beginning of year	$754	$808	$878
Additions based on tax positions related to the current year	180	117	153
Reductions due to lapse of applicable statute of limitations	(230)	(171)	(96)
Settlements	-	-	(127)
Balance at end of year	$704	$754	$808

The Company is subject to income taxes in the U.S. federal and various state, local and foreign jurisdictions. Income tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2018.

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

Additionally, the Company sponsors defined contribution pension plans made available to all domestic and Canadian employees. Total contributions to the plans were $4.3 million for 2023, $3.0 million for 2022, and $2.3 million for 2021.

As part of the agreement to purchase the assets of Fill-Rite, the Company was required to establish a defined benefit pension plan for certain Fill-Rite employees (“Fill-Rite Plan”) as of June 1, 2022. No pension or other postretirement benefit plan liabilities existing as of the acquisition date were assumed as part of the transaction. Total contributions to the Fill-Rite Plan were $0.3 million in 2023. The benefit obligation as of December 31, 2023 was $0.4 million. Total contributions to the Fill-Rite Plan were $0.3 million in 2022. The 2023 activity is included in the tables within this footnote. Effective January 31, 2024 the Fill-Rite Plan was frozen and will terminate on April 30, 2024. The Fill-Rite Plan was replaced with the Company’s enhanced 401(k) plan. Liabilities included in the table within this footnote include the estimated termination liability of the Fill-Rite Plan.

The Company also sponsors a non-contributory defined benefit postretirement health care plan that provides medical benefits to certain domestic and Canadian retirees and eligible spouses and dependent children. The Company funds the cost of these benefits as incurred. For measurement purposes, and based on maximum benefits as defined by the plan, a 5% annual rate of increase in the per capita cost of covered health care benefits for all retirees was assumed in estimating the projected postretirement benefit obligation at December 31, 2023, which is expected to remain constant going forward. A 5.0% percent annual rate of increase was assumed in estimating the projected benefit obligation at December 31, 2022 and in calculating 2023 periodic benefit cost.

The Company recognizes the obligations associated with its defined benefit pension plans and defined benefit postretirement health care plan in its Consolidated Financial Statements. The following table presents the plans’ funded status as of the measurement date, December 31, reconciled with amounts recognized in the Company’s Consolidated Balance Sheets:

	Pension Plans		Postretirement Plan
	2023	2022	2023	2022
Accumulated benefit obligation at end of year	$50,114	$45,756	$24,276	$23,954
Change in projected benefit obligation:
Benefit obligation at beginning of year	$55,930	$82,000	$23,954	$28,934
Service cost	2,180	2,378	835	1,146
Interest cost	2,652	2,326	1,196	760
Settlement	-	1,656	-	-
Benefits paid	(1,646)	(17,826)	(1,796)	(1,781)
Effect of foreign exchange	-	-	6	(28)
Actual expenses	(161)	(150)	-	-
Actuarial (gain)/loss	3,194	(14,454)	81	(5,077)
Benefit obligation at end of year	$62,149	$55,930	$24,276	$23,954

Change in plan assets:
Plan assets at beginning of year	$46,600	$72,658	$-	$-
Actual return on plan assets	3,606	(10,332)	-	-
Employer contributions	2,250	2,250	1,796	1,781
Benefits paid	(1,646)	(17,826)	(1,796)	(1,781)
Actual expenses	(161)	(150)	-	-
Plan assets at end of year	$50,649	$46,600	$-	$-
Funded status at end of year	$(11,500)	$(9,330)	$(24,276)	$(23,954)

	Pension Plans		Postretirement Plan
	2023	2022	2023	2022
Amounts recognized in the Consolidated Balance Sheets consist of:
Current liabilities	$-	$-	$(1,490)	$(1,541)
Noncurrent liabilities	(11,500)	(9,330)	(22,786)	(22,413)
Total assets (liabilities)	$(11,500)	$(9,330)	$(24,276)	$(23,954)

Amounts recognized in Accumulated other comprehensive loss consist of:
Net actuarial loss	$19,084	$18,290	$(236)	$308
Prior Service Cost	-	-	-	(995)
Deferred tax (benefit) expense	(4,803)	(4,607)	135	242
After tax actuarial loss	$14,281	$13,683	$(101)	$(445)

Components of net periodic benefit cost:

	2023	2022	2021
Pension Plans
Service cost	$2,180	$2,400	$2,662
Interest cost	2,652	2,326	1,729
Expected return on plan assets	(2,695)	(2,892)	(3,610)
Recognized actuarial loss	1,461	1,724	1,904
Settlement loss	-	6,427	2,304
Net periodic benefit cost	$3,598	$9,985	$4,989

Other changes in pension plan assets and benefit obligations recognized in other comprehensive loss:
Net (gain) loss	822	(7,726)	(2,879)
Total expense recognized in net periodic benefit cost and other comprehensive income	$4,420	$2,259	$2,110

Postretirement Plan
Service cost	$835	$1,146	$1,462
Interest costs	1,196	760	654
Prior service cost recognition	(995)	(1,128)	(1,130)
Recognized actuarial loss (gain)	(38)	368	580
Net periodic benefit cost (credit)	$998	$1,146	$1,566

Other changes in postretirement plan assets and benefit obligations recognized in other comprehensive loss:
Net loss (gain)	$1,114	$(4,317)	$(863)
Total expense (benefit) recognized in net periodic benefit cost and other comprehensive income	$2,112	$(3,171)	$703

The components of net periodic benefit cost other than the service cost component are included in Other income (expense), net in the Consolidated Statements of Income.

There was no pension settlement charge recorded in 2023. In 2022 and 2021, the Company recorded pre-tax non-cash pension settlement charges of $6.4 million and $2.3 million, respectively, driven by lump-sum distributions discussed above. These charges were the result of lump-sum payments to retirees which exceeded the GR Plan’s actuarial service and interest cost thresholds.

The prior service cost is amortized on a straight-line basis over the average estimated remaining service period of active participants. The unrecognized actuarial gain or loss in excess of the greater of 10% of the benefit obligation or the market value of plan assets is also amortized on a straight-line basis over the average estimated remaining service period of active participants.

	Pension Plans		Postretirement Plan
	2023	2022	2023	2022
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	4.69%	4.89%	4.86%	5.16%
Rate of compensation increase	3.50%	3.50%	-	-
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	4.89%	4.43%	5.16%	2.70%
Expected long-term rate of return on plan assets	6.20%	5.00%	-	-
Rate of compensation increase	3.50%	3.50%	-	-

To enhance the Company’s efforts to mitigate the impact of the GR Plan on its financial statements, in 2014 the Company moved towards a liability driven investing model to more closely align assets with liabilities based on when the liabilities are expected to come due. Currently, based on 2023 funding levels, equities may comprise between 5% and 35% of the GR Plan’s market value. Fixed income investments may comprise between 49% and 70% of the GR Plan’s market value. Alternative investments may comprise between 3% and 13% of the GR Plan’s market value. Cash and cash equivalents (including all senior debt securities with less than one year to maturity) may comprise between 0% and 20% of the GR Plan’s market value.

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

The following tables set forth by asset class the fair value of plan assets for the years ended December 31, 2023 and 2022:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Plan Assets at December 31, 2023
Equity	$13,660	$-	$-	$13,660
Fixed income	8,913	18,579	-	27,492
Mutual funds	3,684	-	-	3,684
Money funds and cash	2,047	3,766	-	5,813
Total fair value of Plan assets	$28,304	$22,345	$-	$50,649

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Plan Assets at December 31, 2022
Equity	$7,157	$-	$-	$7,157
Fixed income	5,052	27,045	-	32,097
Mutual funds	2,406	-	-	2,406
Money funds and cash	1,527	3,413	-	4,940
Total fair value of Plan assets	$16,142	$30,458	$-	$46,600

Contributions

The Company expects to contribute up to $3.0 million to its defined benefit pension plans in 2024.

Expected future benefit payments

The following benefit payments are expected to be paid as follows based on actuarial calculations:

	2024	2025	2026	2027	2028	Thereafter
Pension	$9,100	$3,676	$3,024	$3,995	$4,771	$28,598
Postretirement	1,530	1,627	1,658	1,728	1,783	10,695

For measurement purposes and based on maximum benefits as defined by the plan, a 5.0% annual rate of increase in the per capita cost of covered health care benefits for all retirees was assumed as of December 31, 2023 and 2022 and is expected to remain constant going forward~~.~~

A one percentage point change in the assumed rate of return on the defined benefit pension plans assets is estimated to have an approximate $0.4 million effect on net periodic benefit cost. Additionally, a one percentage point increase in the discount rate is estimated to have a $1.1 million decrease in net periodic benefit cost, while a one percentage point decrease in the discount rate is estimated to have a $1.3 million increase in net periodic benefit cost.

Note 10 – Goodwill and Other Intangible Assets

Changes in the carrying value of goodwill and other intangible asset during 2023:

Historical Cost of Intangible Assets	December 31, 2022	Acquisitions	Foreign Currency	December 31, 2023
Customer relationships	$208,593	$-	$(14)	$208,579
Technology and drawings	46,543	-	4	46,547
Other intangibles	1,997	-	-	1,997
Total finite-lived intangible assets	257,133	-	(10)	257,123
Trade names	13,226	-	(2)	13,224
Goodwill	257,724	-	(3)	257,721
Total	$528,083	-	$(15)	$528,068

The major components of Goodwill and other intangible assets are:

	2023		2022
	Historical Cost	Accumulated Amortization	Historical Cost	Accumulated Amortization
Finite-lived intangible assets:
Customer relationships	$208,579	$23,468	$208,593	$13,369
Technology and drawings	46,547	8,069	46,543	5,757
Other intangibles	1,997	1,997	1,997	1,872
Total finite-lived intangible assets	257,123	33,534	257,133	20,998
Trade names and trademarks	13,224	-	13,226	-
Goodwill	257,721	-	257,724	-
Total	$528,068	$33,534	$528,083	$20,998

Amortization of intangible assets was $12.6 million, $7.6 million and $0.8 million in 2023, 2022 and 2021, respectively. The following table summarizes the future estimated amortization expense relating to our intangible assets as of December 31, 2023 (in thousands):

2024	2025	2026	2027	2028	Thereafter	Total
$12,379	$12,371	$12,318	$12,281	$12,255	$161,985	$223,589

For 2023, the Company used a quantitative analysis for the annual goodwill impairment testing as of October 1 for its National Pump Company (“National”) and Fill-Rite reporting units. The fair values of these reporting units was estimated using both a discounted cash flow model and a market-based approach. The discounted cash flow model considered forecasted cash flows discounted at an estimated weighted-average cost of capital. The forecasted cash flows were based on the Company’s long-term operating plan and a terminal value was used to estimate the cash flows beyond the period covered by the operating plan. The weighted-average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt market holders of a business enterprise. The market-based approach considers market prices of corporations engaged in the same or similar line of business. These analyses require the exercise of significant judgments, including judgements about appropriate discount rate, discrete revenue growth rates, and profitability assumptions. Sensitivity analyses were performed around these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values.

The results of these goodwill impairment tests indicated that no impairment existed at National or Fill-Rite. The Company’s annual impairment analysis performed as of October 1, 2023 concluded that the fair value of both National and Fill-Rite exceeded carrying value. Sensitivity analyses were performed for the National and Fill-Rite reporting units, assuming a hypothetical 100 basis point decrease in the expected long-term growth rate or a hypothetical 100 basis point increase in the weighted average cost of capital, and both scenarios independently yielded estimated fair values above carrying value for both the National and Fill-Rite reporting units. If National or Fill-Rite fails to experience growth or revises its long-term projections downward, they could be subject to impairment charges in the future. Goodwill relating to the National reporting unit is $13.6 million, or 1.5% of the Company’s December 31, 2023 total assets and goodwill relating to the Fill-Rite reporting unit is $230.7 million, or 25.9% of the Company’s December 31, 2023 total assets.

For 2023, for all other reporting units, the Company used a qualitative analysis for goodwill impairment testing as of October 1. This qualitative assessment included consideration of current industry and market conditions and circumstances as well as any mitigating factors that would most affect the fair value of the Company and these reporting units. Based on the assessment and consideration of the totality of the facts and circumstances, including the business environment in the fourth quarter of 2023, the Company determined that it was not more likely than not that the fair value of the Company or these reporting units is less than their respective carrying amounts. As such, no goodwill impairments for these reporting units were recorded for the year ended December 31, 2023.

Other indefinite-lived intangible assets primarily consist of trademarks and trade names. The fair value of these assets is also tested annually for impairment as of October 1, or whenever events or changes in circumstances indicate there may be a possible permanent loss of value. The fair value of these assets is determined using a royalty relief methodology similar to that employed when the associated assets were acquired, but using updated estimates of future sales, cash flows and profitability. For 2023 and 2022 the fair value of all indefinite lived intangible assets exceeded the respective carrying values.

Finite-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recovered through future net cash flows generated by the assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net undiscounted cash flows estimated to be generated by such assets. Based upon our fiscal 2023 and 2022 quantitative and qualitative impairment analyses the Company was not aware of any events or changes in circumstances that indicate the carrying value of its finite-lived intangible assets may not be recoverable.

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

The Company sells to approximately 140 countries around the world. The Company attributes revenues to individual countries based on the customer location to which finished products are shipped. The following tables disaggregate total net sales by major product category and geographic location:

End Market	2023	2022	2021
Industrial	$136,978	$100,826	$61,371
Fire	143,551	121,001	103,653
Agriculture	83,053	57,703	21,879
Construction	86,996	60,557	34,368
Municipal	78,528	69,726	54,964
Petroleum	23,168	16,464	15,618
OEM	37,708	34,820	32,964
Repair parts	69,529	59,930	53,499
Total net sales	$659,511	$521,027	$378,316

Geographic Location	2023	2022	2021
United States	$497,387	$381,306	$260,683
Foreign countries	162,124	139,721	117,633
Total net sales	$659,511	$521,027	$378,316

As of the years ending December 31, 2023 and 2022, 89.5% and 89.6%, respectively, of the Company’s long-lived assets were located in the United States. For the years ended December 31, 2023 and 2022, no individual foreign country held more than 10% of consolidated long-lived assets nor was responsible for more than 10% of consolidated revenue.

Note 12 – Common Share Repurchases

During the years ended December 31, 2023 and December 31, 2022, the Company repurchased 36,105 and 24,546 shares for $1.0 million and $0.9 million, respectively. As of December 31, 2023, the Company had $48.1 million available for repurchase under the share repurchase program.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Based on the evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023.

Report of Management on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and affected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

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

Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

The independent registered public accounting firm of Ernst & Young LLP that has audited the consolidated financial statements included in this annual report on Form 10-K, has also issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2023. This report is included on the following page.

/s/ Scott A. King

Scott A. King

President and Chief Executive Officer

/s/ James C. Kerr

James C. Kerr

Executive Vice President and Chief Financial Officer

February 26, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Gorman-Rupp Company

Opinion on Internal Control Over Financial Reporting

We have audited The Gorman-Rupp Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Gorman-Rupp Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Company and our report dated February 26, 2024 expressed an unqualified opinion thereon.

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

February 26, 2024

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the quarter end December 31, 2023, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading agreement, each as defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Attention is directed to the sections captioned “Election of Directors,” “Board of Directors and Board Committees,” “Audit Committee Report,” “Beneficial Ownership of Shares” and “Delinquent Section 16(a) Reports” in the Company’s definitive Notice of 2024 Annual Meeting of Shareholders and related Proxy Statement (as filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.

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

ITEM 11. EXECUTIVE COMPENSATION

Attention is directed to the sections “Board of Directors and Board Committees,” “Executive Compensation,” “Compensation Discussion and Analysis,” “Pension Benefits,” “Summary Compensation Table,” “Grants of Plan Based Awards,” “Outstanding Equity Awards at December 31, 2023,” “Non-Employee Director Compensation,” “Risk Oversight,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” and “CEO Pay Ratio” in the Company’s definitive Notice of 2024 Annual Meeting of Shareholders and related Proxy Statement (as filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Attention is directed to the section “Beneficial Ownership of Shares” and “Election of Directors” in the Company’s definitive Notice of 2024 Annual Meeting of Shareholders and related Proxy Statement (as filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2023 about the Company’s common shares that may be issued upon exercise of options, warrants and rights granted, and shares remaining available for issuance, under all of the Company’s existing equity compensation plans, including the 2015 Omnibus Incentive Plan and the 2016 Non-Employee Directors’ Compensation Plan.

Plan Category	Number of securities to be issued uon exercise of outstanding options warrants and rights	Weighted average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	-	$-	574,708	(1)
Equity compensation plans not approved by shareholders	-	n/a	-
Total	-	$-	574,708

(1)

This amount reflects that an aggregate of 560,208 shares were reserved for issuance under the 2015 Omnibus Incentive Plan pursuant to performance share awards outstanding at December 31, 2023, which amount, for purposes of this table, assumes the maximum amount of shares will be earned under such awards, even though the actual payout under such awards may be less than maximum.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Attention is directed to the section “Board of Directors and Board Committees” and “Related Party Transactions” in the Company’s definitive Notice of 2024 Annual Meeting of Shareholders and related Proxy Statement (as filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which is incorporated herein by this reference. The Company has no relationships or transactions required to be reported by Item 404 of Regulation S-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Attention is directed to the section “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive Notice of 2024 Annual Meeting of Shareholders and related Proxy Statement (as filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which is incorporated herein by this reference. Information about aggregate fees billed to the Company by its independent registered public accounting firm, Ernst & Young LLP, Cleveland, Ohio (PCAOB ID No. 42) will be included in the above referenced section of the Company’s definitive Notice of 2024 Annual Meeting of Shareholders and related Proxy Statement under the caption “Fees Paid to Auditors” and that information is incorporated herein by this reference.

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

ANNUAL REPORT ON FORM 10-K

THE GORMAN-RUPP COMPANY

For the Year Ended December 31, 2023

EXHIBIT INDEX

Exhibit Number	Description

(3)(4)(a)	Amended Articles of Incorporation, as amended (A)
(3)(4)(b)	Amended Regulations(B)
(4)(a)	Description of Securities Registered Under the Exchange Act
(10)(a)	Form of Indemnification Agreement between the Company and its Directors (C)
(10)(b)	Form of Indemnification Agreement between the Company and its Officers (C)
(10)(c)	2015 Omnibus Incentive Plan (D)#
(10)(d)	Form of Performance Share Grant Agreement (E)#
(10)(e)	2016 Non-Employee Directors’ Compensation Plan (F)#
(10)(f)	Form of Restricted Stock Unit Grant Agreement under The Gorman-Rupp Company 2015 Omnibus Incentive Plan. (G)
(10)(g)	Senior Secured Credit Agreement, dated as of May 31, 2022 (H)
(10)(h)	Subordinated Credit Agreement, dated May 31, 2022 (I)
(10)(i)	Pledge and Security Agreement, dated May 31, 2022 (J)
(10)(j)	Amendment No 1 dated as of June 30, 2023 to the Senior Secured Credit Agreement dated as of May 31, 2022 (K)
(14)	Code of Ethics
(21)	Subsidiaries of the Company
(23)	Consent of Independent Registered Public Accounting Firm
(24)	Powers of Attorney
(31) (a)	Certification of Chief Executive Officer (Section 302 of the Sarbanes-Oxley Act of 2002)
(31) (b)	Certification of Chief Financial Officer (Section 302 of the Sarbanes-Oxley Act of 2002)
(32)	Certification Pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(97)	The Gorman-Rupp Company Clawback Policy
(101.INS)	Inline XBRL Instance Document
(101.SCH)	Inline XBRL Taxonomy Extension Schema Document
(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(A)	Incorporated herein by this reference from Exhibit (3)(4)(a) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
(B)	Incorporated herein by this reference from Exhibit (3)(ii)(4) of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.
(C)	Incorporated herein by this reference from Exhibits (10)(a)(b) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
(D)	Incorporated herein by this reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 28, 2015.
(E)	Incorporated herein by this reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 25, 2022.
(F)	Incorporated herein by this reference from Exhibit (4)(c) of the Company’s Registration Statement on Form S-8 filed on May 24, 2016.
(G)	Incorporated herein by this reference from Exhibit 10.2 to the Company Current Report on Form 8-K filed on February 25, 2022.
(H)	Incorporated herein by this reference from Exhibit 10.1 to the Company Current Report on Form 8-K filed on June 1, 2022
(I)	Incorporated herein by this reference from Exhibit 10.2 to the Company Current Report on Form 8-K filed on June 1, 2022
(J)	Incorporated herein by this reference from Exhibit 10.3 to the Company Current Report on Form 8-K filed on June 1, 2022
(K)	Incorporated herein by this reference from Exhibit 10.1 to the Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.

#	Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GORMAN-RUPP COMPANY

*By:	/s/ BRIGETTE A. BURNELL
Brigette A. Burnell
Attorney-In-Fact

Date: February 26, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

*SCOTT A. KING	President and Chief Executive Officer and Director
Scott A. King	(Principal Executive Officer)

*JAMES C. KERR	Executive Vice President and Chief Financial Officer
James C. Kerr	(Principal Financial and Accounting Officer)

*JEFFREY S. GORMAN	Executive Chairman
Jeffrey S. Gorman

*DONALD H. BULLOCK, JR.	Director
Donald H. Bullock Jr.

*M. ANN HARLAN	Director
M. Ann Harlan

*CHRISTOPHER H. LAKE	Director
Christopher H. Lake

*SONJA K. MCCLELLAND	Director
Sonja K. McClelland

*VINCENT K. PETRELLA	Director
Vincent K. Petrella

*KENNETH R. REYNOLDS	Director
Kenneth R. Reynolds

*CHARMAINE R. RIGGINS	Director
Charmaine R. Riggins

*

The undersigned, by signing her name hereto, does sign and execute this Annual Report on Form 10-K on behalf of The Gorman-Rupp Company and on behalf of each of the above-named Officers and Directors of The Gorman-Rupp Company pursuant to Powers of Attorney executed by The Gorman-Rupp Company and by each such Officer and Director and filed with the Securities and Exchange Commission.

February 26, 2024

By:	/s/ BRIGETTE A. BURNELL
Brigette A. Burnell
Attorney-In-Fact