Form 10-Q
period 2024-03-31
GORMAN RUPP CO
filed 2024-04-29
CIK 42682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

On April 29, 2024 there were 26,210,986 common shares, without par value, of The Gorman-Rupp Company outstanding.

The Gorman-Rupp Company

Three Months Ended March 31, 2024 and 2023

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2024	2023
Net sales	$159,268	$160,466
Cost of products sold	110,874	114,943
Gross profit	48,394	45,523
Selling, general and administrative expenses	24,888	23,237
Amortization expense	3,077	3,191
Operating income	20,429	19,095
Interest expense	(10,073)	(10,187)
Other expense, net	(272)	(433)
Income before income taxes	10,084	8,475
Provision for income taxes	2,200	1,955
Net income	$7,884	$6,520
Earnings per share	$0.30	$0.25
Average number of shares outstanding	26,201,093	26,129,878

See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Net income	$7,884	$6,520
Other comprehensive (loss) income, net of tax:
Cumulative translation adjustments	(1,084)	254
Cash flow hedging activity	1,609	(1,533)
Pension and postretirement medical liability adjustments	(277)	134
Other comprehensive (loss) income	248	(1,145)
Comprehensive income	$8,132	$5,375

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED BALANCE SHEETS

	(unaudited)
(Dollars in thousands)	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$27,772	$30,518
Accounts receivable, net	94,757	89,625
Inventories, net	101,053	104,156
Prepaid and other	12,623	11,812
Total current assets	236,205	236,111
Property, plant and equipment, net	134,861	134,872
Other assets	24,923	24,841
Other intangible assets, net	233,732	236,813
Goodwill	257,640	257,721
Total assets	$887,361	$890,358
Liabilities and equity
Current liabilities:
Accounts payable	$27,743	$23,277
Payroll and employee related liabilities	16,257	20,172
Commissions payable	8,347	10,262
Deferred revenue and customer deposits	12,324	12,521
Current portion of long-term debt	24,063	21,875
Accrued expenses	12,971	12,569
Total current liabilities	101,705	100,676
Pension benefits	11,601	11,500
Postretirement benefits	22,738	22,786
Long-term debt, net of current portion	376,666	382,579
Other long-term liabilities	20,968	23,358
Total liabilities	533,678	540,899
Equity:
Common shares, without par value:
Authorized - 35,000,000 shares;
Outstanding - 26,210,986 shares at March 31, 2024 and 26,193,998 shares at December 31, 2023 (after deducting treasury shares of 837,810 and 854,798, respectively), at stated capital amount	5,122	5,119
Additional paid-in capital	6,491	5,750
Retained earnings	366,759	363,527
Accumulated other comprehensive (loss)	(24,689)	(24,937)
Total equity	353,683	349,459
Total liabilities and equity	$887,361	$890,358

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Cash flows from operating activities:
Net income	$7,884	$6,520
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,065	7,044
LIFO expense	993	2,032
Pension expense	663	808
Stock based compensation	1,074	465
Amortization of debt issuance fees	767	740
Other	97	14
Changes in operating assets and liabilities:
Accounts receivable, net	(5,425)	(4,264)
Inventories, net	1,462	(7,533)
Accounts payable	4,624	7,236
Commissions payable	(1,826)	961
Deferred revenue and customer deposits	(169)	859
Income taxes	2,406	1,534
Accrued expenses and other	(4,120)	2,909
Benefit obligations	(4,753)	(703)
Net cash provided by operating activities	10,742	18,622
Cash flows from investing activities:
Capital additions	(3,906)	(6,450)
Other	52	426
Net cash used for investing activities	(3,854)	(6,024)
Cash flows from financing activities:
Cash dividends	(4,715)	(4,567)
Treasury share repurchases	(267)	(1,028)
Proceeds from bank borrowings	-	5,000
Payments to banks for borrowings	(4,375)	(6,375)
Other	(17)	(34)
Net cash used for financing activities	(9,374)	(7,004)
Effect of exchange rate changes on cash	(260)	(146)
Net increase (decrease) in cash and cash equivalents	(2,746)	5,448
Cash and cash equivalents:
Beginning of period	30,518	6,783
End of period	$27,772	$12,231

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Three Months Ended March 31, 2024
(Dollars in thousands, except	Common Shares		Additional Paid-In	Retained	Accumulated Other Comprehensive
share and per share amounts)	Shares	Dollars	Capital	Earnings	(Loss) Income	Total
Balances December 31, 2023	26,193,998	$5,119	$5,750	$363,527	$(24,937)	$349,459
Net income				7,884		7,884
Other comprehensive income					248	248
Stock based compensation, net	24,336	5	979	90		1,074
Treasury share repurchases	(7,348)	(2)	(238)	(27)		(267)
Cash dividends - $0.18 per share				(4,715)		(4,715)
Balances March 31, 2024	26,210,986	$5,122	$6,491	$366,759	$(24,689)	$353,683

	Three Months Ended March 31, 2023
(Dollars in thousands, except	Common Shares		Additional Paid-In	Retained	Accumulated Other Comprehensive
share and per share amounts)	Shares	Dollars	Capital	Earnings	(Loss) Income	Total
Balances December 31, 2022	26,094,865	$5,097	$3,912	$346,659	$(24,474)	$331,194
Net income				6,520		6,520
Other comprehensive loss					(1,144)	(1,144)
Stock based compensation, net	119,488	26	1	438		465
Treasury share repurchases	(36,105)	(8)	(889)	(131)		(1,028)
Cash dividends - $0.175 per share				(4,567)		(4,567)
Balances March 31, 2023	26,178,248	$5,115	$3,024	$348,919	$(25,618)	$331,440

See notes to consolidated financial statements (unaudited).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in tables in thousands of dollars, except for per share amounts)

NOTE 1 - BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Consolidated Financial Statements include the accounts of The Gorman-Rupp Company (the “Company” or “Gorman-Rupp”) and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management of the Company, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of results that may be expected for the year ending December 31, 2024. For further information, refer to the Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, from which related information herein has been derived.

NOTE 2 – REVENUE

Disaggregation of Revenue

The following tables disaggregate total net sales by end market and geographic location:

	End market
	Three Months Ended March 31,
	2024	2023
Industrial	$33,560	$33,321
Fire	32,289	36,105
Agriculture	20,406	21,077
Construction	21,482	20,847
Municipal	20,215	17,418
Petroleum	5,902	5,478
OEM	8,158	9,013
Repair parts	17,256	17,207
Total net sales	$159,268	$160,466

	Geographic Location
	Three Months Ended March 31,
	2024	2023
United States	$121,072	$119,750
Foreign countries	38,196	40,716
Total net sales	$159,268	$160,466

The Company attributes revenues to individual countries based on the customer location to which finished products are shipped. International sales represented approximately 24% and 25% of total net sales for the first quarter of 2024 and 2023, respectively.

On March 31, 2024, the Company had $234.2 million of remaining performance obligations, also referred to as backlog. The Company expects to recognize as revenue substantially all of its remaining performance obligations within one year.

The Company’s contract assets and liabilities as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024	December 31, 2023
Contract assets	-	-
Contract liabilities	$12,324	$12,521

Revenue recognized for the three months ended March 31, 2024 and 2023 that was included in the contract liabilities balance at the beginning of the period was $5.4 million and $2.4 million, respectively.

NOTE 3 - INVENTORIES

Inventories valued on the last-in, first-out (LIFO) method are stated at the lower of cost or market and all other inventories are stated at the lower of cost or net realizable value. Replacement cost approximates current cost and the excess over LIFO cost was approximately $96.1 million and $95.1 million at March 31, 2024 and December 31, 2023, respectively. Allowances for excess and obsolete inventory totaled $8.1 million and $7.9 million at March 31, 2024 and December 31, 2023, respectively. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management’s estimate of expected year-end inventory levels and costs, and are subject to the final year-end LIFO inventory valuation.

Pre-tax LIFO expense was $1.0 million and $2.0 million for the three months ended March 31, 2024 and 2023, respectively.

Inventories are comprised of the following:

	March 31, 2024	December 31, 2023
Inventories, net:
Raw materials and in-process	$36,194	$37,037
Finished parts	50,541	52,458
Finished products	14,318	14,661
Total net inventories	$101,053	$104,156

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of the following:

	March 31, 2024	December 31, 2023
Land	$6,172	$6,214
Buildings	121,809	121,517
Machinery and equipment	230,474	227,567
	$358,455	$355,298
Less accumulated depreciation	(223,594)	(220,426)
Property, plant and equipment, net	$134,861	$134,872

NOTE 5 - PRODUCT WARRANTIES

A liability is established for estimated future warranty and service claims based on historical claims experience and specific product failures. The Company expenses warranty costs directly to Cost of products sold. Changes in the Company’s product warranties liability are:

	March 31,
	2024	2023
Balance of beginning of year	$2,269	$1,973
Provision	877	969
Claims	(718)	(744)
Balance at end of period	$2,428	$2,198

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

Upon the Company’s acquisition of the assets of Fill-Rite and Sotera (“Fill-Rite”), a division of Tuthill Corporation, as of June 1, 2022, the Company established a defined benefit pension plan for certain Fill-Rite employees (“Fill-Rite Plan”). Effective January 31, 2024 the Fill-Rite Plan was frozen and will terminate on April 30, 2024. Participants in the Fill-Rite Plan will instead participate in the Company’s enhanced 401(k) plan.

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

The following tables present the components of net periodic benefit costs:

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2024	2023	2024	2023
Service cost	$502	$530	$212	$208
Interest cost	669	635	286	299
Expected return on plan assets	(839)	(657)	-	-
Amortization of prior service cost	-	-	-	(248)
Recognized actuarial loss (gain)	331	301	(8)	(9)
Net periodic benefit cost (a)	$663	$809	$490	$250

(a)	The components of net periodic cost other than the service cost component are included in Other income (expense), net in the Consolidated Statements of Income.

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of Accumulated other comprehensive income (loss) as reported in the Consolidated Balance Sheets are:

	Currency Translation Adjustments	Deferred Gain (Loss) on Cash Flow Hedging	Pension and OPEB Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2023	$(9,688)	$(1,069)	$(14,180)	$(24,937)
Reclassification adjustments	-	(525)	(431)	(956)
Current period benefit (charge)	(1,084)	2,634	236	1,786
Income tax benefit (charge)	-	(500)	(82)	(582)
Balance at March 31, 2024	$(10,772)	$540	$(14,457)	$(24,689)

	Currency Translation Adjustments	Deferred Gain (Loss) on Cash Flow Hedging	Pension and OPEB Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2022	$(10,619)	$(617)	$(13,238)	$(24,474)
Reclassification adjustments	-	(191)	291	100
Current period benefit (charge)	254	(1,819)	(85)	(1,650)
Income tax benefit (charge)	-	478	(72)	406
Balance at March 31, 2023	$(10,365)	$(2,149)	$(13,104)	$(25,618)

NOTE 8 – COMMON SHARE REPURCHASES

The Company has a share repurchase program with the authorization to purchase up to $50.0 million of the Company’s common shares. As of March 31, 2024, the Company had $48.1 million available for repurchase under the share repurchase program. During the three month period ending March 31, 2024, the Company repurchased 7,348 shares at an average cost per share of $36.34 for a total of $0.3 million in the surrender of common shares to cover taxes in connection with the vesting of stock awards, which were not part of the share repurchase program. During the three month period ending March 31, 2023, the Company repurchased 36,105 shares at an average cost per share of $28.51 for a total of $1.0 million in the surrender of common shares to cover taxes in connection with the vesting of stock awards, which were not part of the share repurchase program.

NOTE 9 – FINANCING ARRANGEMENTS

Debt consisted of:
Senior Secured Credit Agreement	March 31, 2024	December 31, 2023
Senior term loan facility	$319,375	$323,750
Credit facility	-	-
Subordinated Credit Agreement
Subordinated credit facility	90,000	90,000
Total debt	409,375	413,750
Unamortized discount and debt issuance fees	(8,646)	(9,296)
Total debt, net	400,729	404,454
Less: current portion of long-term debt	(24,063)	(21,875)
Total long-term debt, net	$376,666	$382,579

The carrying value of long term debt, including the current portion, approximates fair value as the variable interest rates approximate rates available to other market participants with comparable credit risk.

Senior Secured Credit Agreement

On May 31, 2022, the Company entered into a Senior Secured Credit Agreement with several lenders, which provides a term loan of $350.0 million (“Senior Term Loan Facility”) and a revolving credit facility up to $100.0 million (“Credit Facility”). The Credit Facility has a letter of credit sublimit of up to $15.0 million, as a sublimit of the Credit Facility, and a swing line subfacility of up to $20.0 million, as a sublimit of the Credit Facility. The Company borrowed $5.0 million under the Credit Facility, which, along with the Senior Term Loan Facility, and cash-on-hand and the proceeds of the Subordinated Credit Facility described below, was used to purchase the assets of Fill-Rite. The Company’s obligations under the Senior Secured Credit Agreement are secured by a first priority lien on substantially all of its personal property, and each of Patterson Pump Company, AMT Pump Company, National Pump Company and Fill-Rite Company (collectively, the “Guarantors”) has guaranteed the obligations of the Company under the Senior Secured Credit Agreement and secured the obligations thereunder by granting a first priority lien in substantially all of such Guarantor’s personal property.

The Senior Secured Credit Agreement has a maturity date of May 31, 2027, with the Senior Term Loan Facility requiring quarterly installment payments which commenced on September 30, 2022 and continuing on the last day of each consecutive December, March, June and September thereafter.

At the option of the Company, borrowings under the Senior Term Loan Facility and under the Credit Facility bear interest at either a base rate or at an Adjusted Term SOFR Rate, plus the applicable margin, which ranges from 0.75% to 1.75% for base rate loans and 1.75% to 2.75% for Adjusted Term SOFR Rate loans. The applicable margin is based on the Company’s senior leverage ratio. As of March 31, 2024, the applicable interest rate under the Senior Secured Credit Agreement was Adjusted Term SOFR plus 2.3%.

The Senior Secured Credit Agreement includes covenants requiring the Company to maintain certain maximum leverage ratios and a minimum fixed charge coverage ratio. On June 30, 2023, the Senior Secured Credit Agreement was amended to provide the Company with more flexibility by adjusting the minimum fixed charge coverage ratio to not less than 1.00 to 1.00 for each four consecutive fiscal quarter periods ending June 30, 2023 through and including June 30, 2024 and not less than 1.10 to 1.00 for each four consecutive fiscal quarter periods ending September 30, 2024 through and including December 31, 2024. We were in compliance with all of our debt covenants as of March 31, 2024.

Subordinated Credit Agreement

On May 31, 2022, the Company entered into an unsecured subordinated credit agreement (“Subordinated Credit Agreement”) which provides for a term loan of $90.0 million (the “Subordinated Credit Facility”). Each of the Guarantors has agreed to guarantee the obligations of the Company under the Subordinated Credit Agreement. The proceeds from the Subordinated Credit Facility, along with cash-on-hand and the proceeds of the Senior Term Loan Facility described above, were used to purchase the assets of Fill-Rite.

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

At the option of the Company, borrowings under the Subordinated Credit Facility bear interest at either a base rate plus 8.0%, or at an Adjusted Term SOFR Rate plus 9.1%. As of March 31, 2024 borrowings under the Subordinated Credit Facility bear interest at an Adjusted Term SOFR Rate plus 9.1%.

The Subordinated Credit Agreement includes covenants subject to maximum leverage ratios. We were in compliance with all of our debt covenants as of March 31, 2024.

Interest Rate Derivatives

In the fourth quarter of 2022, the Company entered into interest rate swaps that hedge interest payments on its Senior Term Loan Facility.  All swaps have been designated as cash flow hedges. The following table summarizes the notional amounts, related rates and remaining terms of the interest rate swap agreements as of March 31, 2024 and December 31, 2023:

	Notional Amount		Average Fixed Rate
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	Term
Interest rate swaps	$159,688	$161,875	4.1%	4.1%	Extending to May 2027

The fair value of the Company’s interest rate swaps was a receivable of $0.7 million as of March 31, 2024 and a payable of $1.4 million as of December 31, 2023. The fair value was based on inputs other than quoted prices in active markets for identical assets that are observable either directly or indirectly and therefore considered level 2. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in Accumulated Other Comprehensive Loss.  The interest rate swap agreements held by the Company on March 31, 2024 are expected to continue to be effective hedges.

The following table summarizes the fair value of derivative instruments as recorded in the Consolidated Balance Sheets:

	March 31, 2024	December 31, 2023
Assets:
Prepaid and Other	$1,334	$955
Liabilities:
Other long-term liabilities	(625)	(2,355)
Total derivatives	$709	$(1,400)

The following table summarizes total gains (losses) recognized on derivatives:

Derivatives in Cash Flow Hedging Relationships	Location of (Loss) Gain Recognized in Income on Derivatives	Amount of (Loss) Gain Recognized in Income on Derivatives
		Three Months Ended March 31,
		2024	2023
Interest rate swaps	Interest Expense	$525	$191

The effects of derivative instruments on the Company’s Consolidated Statements of Results of Operations and Comprehensive Income (Loss) for OCI are as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in AOCI on Derivatives		Location of (Loss) Gain Reclassed from AOCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassed from AOCI into Income (Effective Portion)
	Three Months Ended March 31,			Three Months Ended March 31,
	2024	2023		2024	2023
Interest rate swaps	$2,634	$(1,819)	Interest expense	$(525)	$(191)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except for per share amounts)

The following discussion and analysis of the Company’s financial condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements, and notes thereto, and the other financial data included elsewhere in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with the Company’s audited Consolidated Financial Statements and accompanying notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its Annual Report on Form 10-K for the year ended December 31, 2023.

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

The Company’s backlog of orders was $234.2 million at March 31, 2024 compared to $270.6 million at March 31, 2023 and $218.1 million at December 31, 2023. Incoming orders for the first three months of 2024 were $178.9 million, or an increase of 7.1% compared to the same period in 2023.

On April 25, 2024, the Board of Directors authorized the payment of a quarterly dividend of $0.18 per share on the common stock of the Company, payable June 10, 2024, to shareholders of record as of May 15, 2024. This will mark the 297th consecutive quarterly dividend paid by The Gorman-Rupp Company.

The Company currently expects to continue its exceptional history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.

Outlook

Incoming orders were at a record high for the quarter, in part due to our municipal market, which includes flood control and storm water management applications.  As a result, backlog increased $16.1 million during the quarter to $234.2 million.  While backlog remains at elevated levels, we still expect backlog to return to more normal levels by the end of the year. We remain optimistic about our full year outlook and remain focused on delivering profitable growth.

Three Months Ended March 31, 2024 vs. Three Months Ended March 31, 2023

Net Sales

The following table presents the Company’s disaggregated net sales by its end markets for the three months ended March 31, 2024 and March 31, 2023:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Industrial	$33,560	$33,321	$239	0.7%
Fire	32,289	36,105	(3,816)	(10.6)%
Agriculture	20,406	21,077	(671)	(3.2)%
Construction	21,482	20,847	635	3.0%
Municipal	20,215	17,418	2,797	16.1%
Petroleum	5,902	5,478	424	7.7%
OEM	8,158	9,013	(855)	(9.5)%
Repair parts	17,256	17,207	49	0.3%
Total net sales	$159,268	$160,466	$(1,198)	(0.7)%

Net sales for the first quarter of 2024 were $159.3 million compared to net sales of $160.5 million for the first quarter of 2023, a decrease of 0.7% or $1.2 million. Domestic sales increased 1.1%, or $1.3 million, and international sales decreased 6.2%, or $2.5 million, compared to the first quarter of 2023.

Sales increased $2.8 million in the municipal market due to an increase in domestic flood control and wastewater projects, $0.6 million in the construction market due to overall strong market conditions including demand in infrastructure-related projects, $0.4 million in the petroleum market due to increased demand for larger petroleum transfer pumps, and $0.2 million in the industrial market due to strengthening in the broader industrial economy, while sales in the repair market were flat. Offsetting these increases was a sales decrease of $3.8 million in the fire suppression market partially due to customer related delays in shipments. In addition, sales decreased $0.8 million in the OEM market and $0.6 million in the agriculture market primarily driven by weather conditions that slowed demand.

Cost of Products Sold and Gross Profit

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Cost of products sold	$110,874	$114,943	$(4,069)	(3.5)%
% of Net sales	69.6%	71.6%
Gross Margin	30.4%	28.4%

Gross profit was $48.4 million for the first quarter of 2024, resulting in gross margin of 30.4%, compared to gross profit of $45.5 million and gross margin of 28.4% for the same period in 2023. The 200 basis point increase in gross margin included a 230 basis point improvement in cost of material, which consisted of a reduction in LIFO expense of 60 basis points, a favorable impact of 40 basis points related to the amortization of acquired Fill-Rite customer backlog which occurred in the first quarter of 2023 and did not reoccur in 2024, and a 130 basis point improvement from the realization of selling price increases. The improvement in cost of material was partially offset by a 30 basis point increase in labor and overhead expenses.

Selling, General and Administrative (SG&A) Expenses

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Selling, general and administrative expenses	$24,888	$23,237	$1,651	7.1%
% of Net sales	15.6%	14.5%

Selling, general and administrative (“SG&A”) expenses were $24.9 million and 15.6% of net sales for the first quarter of 2024 compared to $23.2 million and 14.5% of net sales for the same period in 2023. The increase in SG&A expenses was due to increased expenses to support ongoing sales growth.

Amortization expense

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Amortization expense	$3,077	$3,191	$(114)	(3.6)%
% of Net sales	1.9%	2.0%

Amortization expense was $3.1 million for the first quarter of 2024 compared to $3.2 million for the same period in 2023.

Operating Income

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Operating Income	$20,429	$19,095	$1,334	7.0%
% of Net sales	12.8%	11.9%

Operating income was $20.4 million for the first quarter of 2024, resulting in an operating margin of 12.8%, compared to operating income of $19.1 million and operating margin of 11.9% for the same period in 2023. Operating margin increased 90 basis points compared to the same period in 2023 due to improved margin on material costs partially offset by increased SG&A expenses.

Interest Expense

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Interest Expense	$10,073	$10,187	$(114)	(1.1)%
% of Net sales	6.3%	6.3%

Interest expense was $10.1 million for the first quarter of 2024 compared to $10.2 million for the same period in 2023.

Net Income

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Income before income taxes	$10,084	$8,475	$1,609	19.0%
% of Net sales	6.3%	5.3%
Income taxes	$2,200	$1,955	$245	12.5%
Effective tax rate	21.8%	23.1%
Net income	$7,884	$6,520	$1,364	20.9%
% of Net sales	5.0%	4.1%
Earnings per share	$0.30	$0.25	$0.05	20.0%

The Company’s effective tax rate was 21.8% for the first quarter of 2024 compared to 23.1% for the first quarter of 2023.

Net income was $7.9 million, or $0.30 per share, for the first quarter of 2024 compared to net income of $6.5 million, or $0.25 per share, in the first quarter of 2023. Adjusted earnings per share for the first quarter of 2024 and 2023 were $0.30 and $0.27 per share, respectively. See “Non-GAAP Financial Information” for reconciliation of Reported earnings per share to Adjusted earnings per share.

Non-GAAP Financial Information

The discussion of Results of Operations above includes certain non-GAAP financial data and measures such as adjusted earnings, adjusted earnings per share, and adjusted earnings before interest, taxes, depreciation and amortization.  Adjusted earnings is earnings excluding amortization of customer backlog. Adjusted earnings per share is earnings per share excluding amortization of customer backlog per share. Adjusted earnings before interest, taxes, depreciation and amortization is net income (loss) excluding interest, taxes, depreciation and amortization, adjusted to exclude amortization of customer backlog, and non-cash LIFO expense. Management utilizes these adjusted financial data and measures to assess comparative operations against those of prior periods without the distortion of non-comparable factors. The inclusion of these adjusted measures should not be construed as an indication that the Company’s future results will be unaffected by unusual or infrequent items or that the items for which the Company has made adjustments are unusual or infrequent or will not recur. Further, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which method they may elect. The Gorman-Rupp Company believes that these non-GAAP financial data and measures also will be useful to investors in assessing the strength of the Company’s underlying operations from period to period. These non-GAAP financial measures are not intended to replace GAAP financial measures, and they are not necessarily standardized or comparable to similarly titled measures used by other companies. Provided below is a reconciliation of adjusted earnings, adjusted earnings per share, and adjusted earnings before interest, taxes, depreciation and amortization to their respective corresponding GAAP financial measures, which includes descriptions of actual adjustments made in the current period and the corresponding prior period.

	Three Months Ended March 31,
	2024	2023
Adjusted earnings:
Reported net income – GAAP basis	$7,884	$6,520
Amortization of acquired customer backlog	-	514
Non-GAAP adjusted earnings	$7,884	$7,034

	Three Months Ended March 31,
	2024	2023
Adjusted earnings per share:
Reported earnings per share – GAAP basis	$0.30	$0.25
Amortization of acquired customer backlog	-	0.02
Non-GAAP adjusted earnings per share	$0.30	$0.27

Adjusted earnings before interest, taxes, depreciation and amortization:
Reported net income – GAAP basis	$7,884	$6,520
Interest expense	10,073	10,187
Provision for income taxes	2,200	1,955
Depreciation and amortization	7,065	7,044
Non-GAAP earnings before interest, taxes, depreciation and amortization	27,222	25,706

Amortization of acquired customer backlog	-	650
Non-cash LIFO expense	993	2,032
Non-GAAP adjusted earnings before interest, taxes, depreciation and amortization	$28,215	$28,388

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and borrowings under our Credit Facility. Cash and cash equivalents totaled $27.8 million at March 31, 2024. The Company had an additional $98.7 million available under the revolving credit facility after deducting $1.3 million in outstanding letters of credit primarily related to customer orders. We believe we have adequate liquidity from funds on hand and borrowing capacity to execute our financial and operating strategy, as well as comply with debt obligations and financial covenants for at least the next 12 months.

As of March 31, 2024, the Company had $409.4 million in total debt outstanding due in 2027. The Company was in compliance with its debt covenants, including limits on additional borrowings and maintenance of certain operating and financial ratios, at March 31, 2024 and December 31, 2023. See “Note 9 – Financing Arrangements: in the Notes to Consolidated Financial Statements included in this Form 10-Q for a further description of our outstanding debt.

Capital expenditures for the first three months of 2024 were $3.9 million and consisted primarily of machinery and equipment and building improvements. Capital expenditures for the full-year 2024 are presently planned to be in the range of $18 - $20 million primarily for building improvements and machinery and equipment purchases, and are expected to be financed through internally-generated funds.

On April 25, 2024, the Board of Directors authorized the payment of a quarterly dividend of $0.18 per share on the common stock of the Company, payable June 10, 2024, to shareholders of record as of May 15, 2024. This will mark the 297th consecutive quarterly dividend paid by The Gorman-Rupp Company. The Company currently expects to continue its exceptional history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.

The Board of Directors has authorized a share repurchase program of up to $50.0 million of the Company’s common shares. The actual number of shares repurchased will depend on prevailing market conditions, alternative uses of capital and other factors, and will be determined at management’s discretion. The Company is not obligated to make any purchases under the program, and the program may be suspended or discontinued at any time. As of March 31, 2024, the Company had $48.1 million available for repurchase under the share repurchase program.

Financial Cash Flow

	Three Months Ended March 31,
	2024	2023
Beginning of period cash and cash equivalents	$30,518	$6,783
Net cash provided by operating activities	10,742	18,622
Net cash used for investing activities	(3,854)	(6,024)
Net cash used for financing activities	(9,374)	(7,004)
Effect of exchange rate changes on cash	(260)	(146)
Net increase (decrease) in cash and cash equivalents	$(2,746)	$5,448
End of period cash and cash equivalents	$27,772	$12,231

The decrease in cash provided by operating activities in the first three months of 2024 compared to the same period last year was primarily due to increased working capital needs.

During the first three months of 2024, investing activities of $3.9 million consisted of capital expenditures primarily for machinery and equipment. During the first three months of 2023, investing activities of $6.0 million consisted of $6.5 million for capital expenditures primarily for machinery and equipment.

Net cash used for financing activities of $9.4 million for the first three months of 2024 primarily consisted of net payments on bank borrowings of $4.4 million, dividend payments of $4.7 million, and $0.3 million of payments in the surrender of common shares to cover taxes upon the vesting of stock awards. Net cash used for financing activities for the first three months of 2023 primarily consisted of net payments on bank borrowings of $1.4 million, dividend payments of $4.6 million, and $1.0 million of payments in the surrender of common shares to cover taxes upon the vesting of stock awards.

Critical Accounting Policies

Our critical accounting policies are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our Consolidated Financial Statements for the year ended December 31, 2023 contained in our Annual Report on Form 10-K for the year ended December 31, 2023. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the notes to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

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

Such uncertainties include, but are not limited to, our estimates of future earnings and cash flows, general economic conditions and supply chain conditions and any related impact on costs and availability of materials, integration of the Fill-Rite business in a timely and cost effective manner, retention of supplier and customer relationships and key employees, the ability to achieve synergies and cost savings in the amounts and within the time frames currently anticipated and the ability to service and repay indebtedness incurred in connection with the transaction. Other factors include, but are not limited to: company specific risk factors including (1) loss of key personnel; (2) intellectual property security; (3) acquisition performance and integration; (4) the Company’s indebtedness and how it may impact the Company’s financial condition and the way it operates its business; (5) general risks associated with acquisitions; (6) the anticipated benefits from the Fill-Rite transaction may not be realized; (7) impairment in the value of intangible assets, including goodwill; (8) defined benefit pension plan settlement expense; (9) risk of reserve and expense increases resulting from the LIFO inventory method; and (10) family ownership of common equity; and general risk factors including (11) continuation of the current and projected future business environment; (12) highly competitive markets; (13) availability and costs of raw materials and labor; (14) cybersecurity threats; (15) compliance with, and costs related to, a variety of import and export laws and regulations; (16) environmental compliance costs and liabilities; (17) exposure to fluctuations in foreign currency exchange rates; (18) conditions in foreign countries in which The Gorman-Rupp Company conducts business; (19) changes in our tax rates and exposure to additional income tax liabilities; and (20) risks described from time to time in our reports filed with the Securities and Exchange Commission. Except to the extent required by law, we do not undertake and specifically decline any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.

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

Interest Rate Risk

The results of operations are exposed to changes in interest rates primarily with respect to borrowings under the Company’s Senior Term Loan Facility, Credit Facility, and Subordinated Credit Facility. Borrowings under the Senior Term Loan Facility and Credit Facility may be made either at (i) a base rate plus the applicable margin, which ranges from 0.75% to 1.75%, or at (ii) an Adjusted Term SOFR Rate, plus the applicable margin, which ranges from 1.75% to 2.75%. Borrowings under the Subordinated Credit Facility bear interest at (i) either a base rate plus 8.0%, or at (ii) an Adjusted Term SOFR Rate plus 9.1%. At March 31, 2024, the Company had $319.4 million in borrowings under the Senior Term Loan Facility and $90.0 million in borrowings under the Subordinated Credit Facility. As of March 31, 2024, the applicable interest rates under the Senior Secured Credit Agreement and the Subordinated Credit Agreement were Adjusted Term SOFR plus 2.3% and Adjusted Term SOFR plus 9.1%, respectively.

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

Foreign Currency Risk

The Company’s foreign currency exchange rate risk is limited primarily to the Euro, Canadian Dollar, South African Rand and British Pound. The Company manages its foreign exchange risk principally through invoicing customers in the same currency as is used in the market of the source of products. The foreign currency transaction gains (losses) for the three month periods ending March 31, 2024 and 2023 were both ($0.1) million, and are reported within Other (expense) income, net on the Consolidated Statements of Income.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no material changes from the legal proceedings previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

ITEM 1A.	RISK FACTORS

In addition to the information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUERPURCHASES OF EQUITY SECURITIES

Issuer purchases of its common shares during the first quarter of 2024 were:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
January 1 to January 31, 2024	-	-	-	$48,067
February1 to February 29, 2024	-	-	-	48,067
March 1 to March 31, 2024	-	-	-	48,067
Total	-	-	-	$48,067

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, each as defined in Item 408 of Regulation S-K.

ITEM 6.	EXHIBITS

Exhibit 31.1	Certification of Scott A. King, President and Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of James C. Kerr, Executive Vice President and Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Certification pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
Exhibit 101.INS	Inline XBRL Instance Document
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Gorman-Rupp Company
(Registrant)
Date: April 29, 2024
	By:	/s/James C. Kerr
James C. Kerr
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)