Form 10-Q
period 2024-06-30
GORMAN RUPP CO
filed 2024-07-29
CIK 42682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

On July 29, 2024 there were 26,227,540 common shares, without par value, of The Gorman-Rupp Company outstanding.

The Gorman-Rupp Company

Three and Six Months Ended June 30, 2024 and 2023

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2024	2023	2024	2023
Net sales	$169,513	$171,024	$328,781	$331,490
Cost of products sold	115,434	119,366	226,308	234,309
Gross profit	54,079	51,658	102,473	97,181
Selling, general and administrative expenses	24,930	24,193	49,818	47,430
Amortization expense	3,100	3,182	6,178	6,373
Operating income	26,049	24,283	46,477	43,378
Interest expense	(9,048)	(10,485)	(19,120)	(20,672)
Other income (expense), net	(6,331)	(536)	(6,603)	(969)
Income before income taxes	10,670	13,262	20,754	21,737
Provision for income taxes	2,335	2,785	4,535	4,740
Net income	$8,335	$10,477	$16,219	$16,997
Earnings per share	$0.32	$0.40	$0.62	$0.65
Average number of shares outstanding	26,220,809	26,178,248	26,210,951	26,154,196

See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Net income	$8,335	$10,477	$16,219	$16,997
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(105)	23	(1,189)	278
Cash flow hedging activity	233	2,626	1,842	1,094
Pension and postretirement medical liability adjustments	250	233	(27)	366
Other comprehensive income	378	2,882	626	1,738
Comprehensive income	$8,713	$13,359	$16,845	$18,735

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED BALANCE SHEETS

	(unaudited)
(Dollars in thousands)	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$34,245	$30,518
Accounts receivable, net	96,952	89,625
Inventories, net	101,698	104,156
Prepaid and other	13,526	11,812
Total current assets	246,421	236,111
Property, plant and equipment, net	133,827	134,872
Other assets	22,521	24,841
Other intangible assets, net	230,632	236,813
Goodwill	257,659	257,721
Total assets	$891,060	$890,358
Liabilities and equity
Current liabilities:
Accounts payable	$29,082	$23,277
Payroll and employee related liabilities	21,689	20,172
Commissions payable	10,381	10,262
Deferred revenue and customer deposits	10,784	12,521
Current portion of long-term debt	18,500	21,875
Accrued expenses	10,332	12,569
Total current liabilities	100,768	100,676
Pension benefits	11,337	11,500
Postretirement benefits	22,840	22,786
Long-term debt, net of current portion	376,880	382,579
Other long-term liabilities	20,676	23,358
Total liabilities	532,501	540,899
Equity:
Common shares, without par value:
Authorized - 35,000,000 shares;
Outstanding - 26,227,540 shares at June 30, 2024 and 26,193,998 shares at December 31, 2023 (after deducting treasury shares of 821,256 and 953,931, respectively), at stated capital amounts	5,126	5,119
Additional paid-in capital	7,307	5,750
Retained earnings	370,437	363,527
Accumulated other comprehensive (loss)	(24,311)	(24,937)
Total equity	358,559	349,459
Total liabilities and equity	$891,060	$890,358

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Dollars in thousands)	2024	2023
Cash flows from operating activities:
Net income	$16,219	$16,997
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,089	14,158
LIFO expense	2,127	4,440
Pension expense	1,326	1,617
Stock based compensation	1,955	1,606
Contributions to pension plans	(595)	-
Amortization of debt issuance fees	5,814	1,481
Gain on sale of property, plant, and equipment	(1,058)	-
Other	200	30
Changes in operating assets and liabilities:
Accounts receivable, net	(7,693)	(8,645)
Inventories, net	(426)	(8,959)
Accounts payable	5,990	4,435
Commissions payable	241	142
Deferred revenue and customer deposits	(1,704)	2,365
Income taxes	5	2,374
Accrued expenses and other	(3,812)	2,235
Benefit obligations	719	3,580
Net cash provided by operating activities	33,397	37,856
Cash flows from investing activities:
Capital additions	(7,131)	(13,270)
Proceeds from sale of property, plant, and equipment	2,116	-
Other	53	367
Net cash used for investing activities	(4,962)	(12,903)
Cash flows from financing activities:
Cash dividends	(9,433)	(9,148)
Treasury share repurchases	(267)	(1,029)
Proceeds from bank borrowings	400,000	5,000
Payments to banks for borrowings	(413,750)	(13,750)
Debt issuance fees	(746)	-
Other	(34)	(534)
Net cash used for financing activities	(24,230)	(19,461)
Effect of exchange rate changes on cash	(478)	(102)
Net increase in cash and cash equivalents	3,727	5,390
Cash and cash equivalents:
Beginning of period	30,518	6,783
End of period	$34,245	$12,173

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Six Months Ended June 30, 2024
(Dollars in thousands, except	Common Shares		Additional Paid-In	Retained	Accumulated Other Comprehensive
share and per share amounts)	Shares	Dollars	Capital	Earnings	(Loss) Income	Total
Balances December 31, 2023	26,193,998	$5,119	$5,750	$363,527	$(24,937)	$349,459
Net income				7,884		7,884
Other comprehensive income					248	248
Stock based compensation, net	24,336	5	979	90		1,074
Treasury share repurchases	(7,348)	(2)	(238)	(27)		(267)
Cash dividends - $0.18 per share				(4,715)		(4,715)
Balances March 31, 2024	26,210,986	$5,122	$6,491	$366,759	$(24,689)	$353,683
Net income				8,335		8,335
Other comprehensive income					378	378
Stock based compensation, net	16,554	4	816	61		881
Treasury share repurchases						-
Cash dividends - $0.18 per share				(4,718)		(4,718)
Balances June 30, 2024	26,227,540	$5,126	$7,307	$370,437	$(24,311)	$358,559

	Six Months Ended June 30, 2023
(Dollars in thousands, except	Common Shares		Additional Paid-In	Retained	Accumulated Other Comprehensive
share and per share amounts)	Shares	Dollars	Capital	Earnings	(Loss) Income	Total
Balances December 31, 2022	26,094,865	$5,097	$3,912	$346,659	$(24,474)	$331,194
Net income				6,520		6,520
Other comprehensive loss					(1,144)	(1,144)
Stock based compensation, net	119,488	26	1	438		465
Treasury share repurchases	(36,105)	(8)	(889)	(131)		(1,028)
Cash dividends - $0.175 per share				(4,567)		(4,567)
Balances March 31, 2023	26,178,248	$5,115	$3,024	$348,919	$(25,618)	$331,440
Net income				10,477		10,477
Other comprehensive income					2,882	2,882
Stock based compensation, net			1,141			1,141
Treasury share repurchases						-
Cash dividends - $0.175 per share				(4,581)		(4,581)
Balances June 30, 2023	26,178,248	$5,115	$4,165	$354,815	$(22,736)	$341,359

See notes to consolidated financial statements (unaudited).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in tables in thousands of dollars, except for per share amounts)

NOTE 1 - BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Consolidated Financial Statements include the accounts of The Gorman-Rupp Company (the “Company” or “Gorman-Rupp”) and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results. In the opinion of management of the Company, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of results that may be expected for the year ending December 31, 2024. For further information, refer to the Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, from which related information herein has been derived.

NOTE 2 – REVENUE

Disaggregation of Revenue

The following tables disaggregate total net sales by end market and geographic location:

	End market
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Industrial	$34,570	$35,762	$68,130	$69,077
Fire	28,959	36,935	61,249	73,074
Agriculture	21,381	22,980	41,787	44,057
Construction	21,907	22,436	43,389	43,273
Municipal	26,206	19,549	46,419	36,973
Petroleum	5,451	5,160	11,353	10,634
OEM	11,684	9,480	19,842	18,490
Repair parts	19,355	18,722	36,612	35,912
Total net sales	$169,513	$171,024	$328,781	$331,490

	Geographic Location
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	$127,021	$128,289	$241,596	$248,039
Foreign countries	42,492	42,735	87,185	83,451
Total net sales	$169,513	$171,024	$328,781	$331,490

The Company attributes revenues to individual countries based on the customer location to which finished products are shipped. International sales represented approximately 25% of total net sales for the second quarter of 2024 and 2023.

On June 30, 2024, the Company had $224.4 million of remaining performance obligations, also referred to as backlog. The Company expects to recognize as revenue substantially all of its remaining performance obligations within one year.

The Company’s contract assets and liabilities as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024	December 31, 2023
Contract assets	$-	$-
Contract liabilities	$10,784	$12,521

Revenue recognized for the six months ended June 30, 2024 and 2023 that was included in the contract liabilities balance at the beginning of the period was $7.6 million and $3.7 million, respectively.

NOTE 3 - INVENTORIES

LIFO inventories are stated at the lower of cost or market and all other inventories are stated at the lower of cost or net realizable value. Replacement cost approximates current cost and the excess over LIFO cost is approximately $97.2 million and $95.1 million at June 30, 2024 and December 31, 2023, respectively. Allowances for excess and obsolete inventory totaled $7.4 million and $7.9 million at June 30, 2024 and December 31, 2023, respectively. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management’s estimate of expected year-end inventory levels and costs, and are subject to the final year-end LIFO inventory valuation.

Pre-tax LIFO expense was $1.1 million and $2.4 million for the three months ended June 30, 2024 and 2023, respectively, and $2.1 million and $4.4 million for the six months ended June 30, 2024 and 2023, respectively.

Inventories are comprised of the following:

	June 30, 2024	December 31, 2023
Inventories, net:
Raw materials and in-process	$38,059	$37,037
Finished parts	48,408	52,458
Finished products	15,231	14,661
Total net inventories	$101,698	$104,156

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of the following:

	June 30, 2024	December 31, 2023
Land	$6,171	$6,214
Buildings	122,289	121,517
Machinery and equipment	231,093	227,567
	$359,553	$355,298
Less accumulated depreciation	(225,726)	(220,426)
Property, plant and equipment, net	$133,827	$134,872

NOTE 5 - PRODUCT WARRANTIES

A liability is established for estimated future warranty and service claims based on historical claims experience and specific product failures. The Company expenses warranty costs directly to Cost of products sold. Changes in the Company’s product warranties liability are:

	June 30,
	2024	2023
Balance of beginning of year	$2,269	$1,973
Provision	1,553	2,130
Claims	(1,451)	(1,741)
Balance at end of period	$2,371	$2,362

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

Upon the Company’s acquisition of the assets of Fill-Rite and Sotera (“Fill-Rite”), a division of Tuthill Corporation, as of June 1, 2022, the Company established a defined benefit pension plan for certain Fill-Rite employees (“Fill-Rite Plan”). The Fill-Rite Plan was frozen on January 31, 2024 and terminated on April 30, 2024. The assets of the Fill-Rite Plan will be distributed to employees during the second half of the year. Participants in the Fill-Rite Plan now participate in the Company’s enhanced 401(k) plan.

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

The following tables present the components of net periodic benefit costs:

	Pension Benefits		Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023
Service cost	$502	$530	$213	$209
Interest cost	668	635	285	299
Expected return on plan assets	(839)	(657)	-	-
Amortization of prior service cost	-	-	-	(249)
Recognized actuarial loss (gain)	332	301	(8)	(9)
Net periodic benefit cost (a)	$663	$809	$490	$250

	Pension Benefits		Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Service cost	$1,004	$1,060	$426	$417
Interest cost	1,337	1,270	572	598
Expected return on plan assets	(1,678)	(1,314)	-	-
Amortization of prior service cost	-	-	-	(497)
Recognized actuarial loss (gain)	663	601	(17)	(18)
Net periodic benefit cost (a)	$1,326	$1,617	$981	$500

The components of net periodic cost other than the service cost component are included in Other income (expense), net in the Consolidated Statements of Income.

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of Accumulated other comprehensive income (loss) as reported in the Consolidated Balance Sheets are:

	Currency Translation Adjustments	Deferred Gain (Loss) on Cash Flow Hedging	Pension and OPEB Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2023	$(9,688)	$(1,069)	$(14,180)	$(24,937)
Reclassification adjustments	-	(1,037)	(108)	(1,145)
Current period benefit (charge)	(1,189)	3,452	242	2,505
Income tax benefit (charge)	-	(573)	(161)	(734)
Balance at June 30, 2024	$(10,877)	$773	$(14,207)	$(24,311)

	Currency Translation Adjustments	Deferred Gain (Loss) on Cash Flow Hedging	Pension and OPEB Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2022	$(10,619)	$(617)	$(13,238)	$(24,474)
Reclassification adjustments	-	(588)	583	(5)
Current period benefit (charge)	278	2,023	(72)	2,229
Income tax benefit (charge)	-	(341)	(145)	(486)
Balance at June 30, 2023	$(10,341)	$477	$(12,872)	$(22,736)

NOTE 8 – COMMON SHARE REPURCHASES

The Company has a share repurchase program with the authorization to purchase up to $50.0 million of the Company’s common shares. As of June 30, 2024, the Company had $48.1 million available for repurchase under the share repurchase program. During the six-month period ending June 30, 2024, the Company repurchased 7,348 shares at an average cost per share of $36.34 for a total of $0.3 million in the surrender of common shares to cover taxes in connection with the vesting of stock awards, which were not part of the share repurchase program. During the six-month period ending June 30, 2023, the Company repurchased 36,105 shares at an average cost per share of $28.51 for a total of $1.0 million. No shares were repurchased during the three-month periods ending June 30, 2024 and 2023.

NOTE 9 – FINANCING ARRANGEMENTS

Debt consisted of:	June 30, 2024	December 31, 2023
Senior Secured Credit Agreement
Senior term loan facility	$370,000	$323,750
6.40% Note Agreement
6.40% Notes	30,000	-
Subordinated Credit Agreement
Subordinated credit facility	-	90,000
Total debt	400,000	413,750
Unamortized discount and debt issuance fees	(4,620)	(9,296)
Total debt, net	395,380	404,454
Less: current portion of long-term debt	(18,500)	(21,875)
Total long-term debt, net	$376,880	$382,579

The carrying value of long term debt, including the current portion, approximates fair value as the variable interest rates approximate rates available to other market participants with comparable credit risk.

Amended and Restated Senior Secured Credit Agreement

On May 31, 2024, the Company entered into an Amended and Restated Senior Secured Credit Agreement (the “Amended and Restated Senior Credit Agreement”) with several lenders, which amended, extended, and restated the Company’s existing Senior Secured Credit Agreement, dated as of May 31, 2022. The Amended and Restated Senior Credit Agreement provides for a term loan facility in an aggregate principal amount of $370 million (the “Senior Term Loan Facility”), a revolving credit facility in an aggregate principal amount of up to $100 million (the “Credit Facility”), a letter of credit sub-facility in the aggregate available amount of up to $30 million, as a sublimit of the Credit Facility, and a swing line sub-facility in the aggregate available amount of up to $20 million, as a sublimit of the Credit Facility. The obligations of the Company under the Amended and Restated Senior Credit Agreement are secured by a first priority lien on substantially all of its personal property, and guaranteed by certain of the Company’s direct, wholly-owned subsidiaries (the “Guarantors”), which guarantees are secured by a first priority lien in substantially all of the Guarantors’ personal property.

The Amended and Restated Senior Credit Agreement has a maturity date of May 31, 2029, with the Senior Term Loan Facility requiring quarterly installment payments commencing on September 30, 2024 and continuing on the last day of each consecutive December, March, June and September thereafter.

At the option of the Company, borrowings under the Senior Term Loan Facility and under the Credit Facility bear interest at either a base rate or at an Adjusted Term SOFR Rate (as defined in the Amended and Restated Senor Credit Agreement), plus the applicable margin, which ranges from 0.5% to 1.25% for base rate loans and 1.50% to 2.25% for Adjusted Term SOFR Rate loans. The applicable margin is based on the Company’s total leverage ratio. At June 30, 2024, the applicable interest rate under the Amended and Restated Senior Secured Credit Agreement was Adjusted Term SOFR plus 2.25%.

The Amended and Restated Senior Credit Agreement requires the Company to maintain a consolidated total net leverage ratio not to exceed 4.50 to 1.00 for each of the four consecutive fiscal quarter periods ending June 30, 2024 and September 30, 2024, decreasing to 4.25 to 1.00 for each of the four consecutive quarters ending December 31, 2024 and March 31, 2025, decreasing to 4.00 to 1.00 for each of the four consecutive fiscal quarter periods ending June 30, 2025 and September 30, 2025, and decreasing to 3.50 to 1.00 for the four consecutive fiscal quarter period ending December 31, 2025 and each of the four consecutive fiscal quarter periods ending thereafter.

The Amended and Restated Senior Credit Agreement requires the Company to maintain an interest coverage ratio of not less than 3.00 to 1.00 for any four consecutive fiscal quarter period.

The Amended and Restated Senior Credit Agreement contains customary affirmative and negative covenants, including among others, limitations on the Company and its subsidiaries with respect to the incurrence of liens and indebtedness, dispositions of assets, mergers, transaction with affiliates, and the ability to make or pay dividends in excess of certain thresholds.

The Amended and Restated Senior Credit Agreement also contains customary provisions requiring the following mandatory prepayments, including, among others, prepayments of the net cash proceeds from any non-ordinary course sale of assets, and net cash proceeds of any non-permitted indebtedness.

6.40% Note Agreement

On May 31, 2024, the Company entered into a Note Agreement (the “6.40% Note Agreement”) whereby the Company issued $30.0 million aggregate principal amount of 6.40% senior secured notes (the “6.40% Notes”). The Company’s obligations under the 6.40% Notes are secured by a first priority lien on substantially all of its personal property, and guaranteed by each of the Guarantors, which guarantees are secured by a first priority lien in substantially all of the Guarantors’ personal property. The liens granted under the 6.40% Notes are equal in priority to those granted pursuant to the Amended and Restated Senior Credit Agreement.

The 6.40% Note Agreement has a maturity date of May 31, 2031 and interest is payable semiannually on the last day of May and November in each year, commencing with November 30, 2024.

The 6.40% Note Agreement includes representations, warranties, covenants and events of default, substantially consistent with those contained in the Amended and Restated Senior Credit Agreement.

Subordinated Credit Agreement

On May 31, 2024, using the proceeds from the upsized Amended and Restated Senior Secured Credit Agreement and the issuance of the 6.40% Notes, as well as approximately $10.0 million of cash on hand, the Company repaid in full all outstanding indebtedness and terminated all commitments and obligations under its unsecured subordinated credit agreement (the “Subordinated Credit Agreement”), dated as of May 31, 2022.

The Company’s payment to the lenders under the Subordinated Credit Agreement was approximately $91.8 million, which included a make-whole payment of approximately $1.8 million. This amount satisfies all of the Company’s obligations under the Subordinated Credit Agreement, which would have matured on December 1, 2027.

Other

In the second quarter of 2024, the Company expensed $1.3 million of transaction related fees and recorded a non-cash charge of $4.4 million to write-off unamortized previously deferred transaction fees related to both the Subordinated Credit Agreement and a portion of the existing Senior Term Loan Facility.

The Company incurred total issuance costs of approximately $0.7 million related to the Amended and Restated Senior Secured Credit Agreement and the 6.40% Note Agreement. These costs are being amortized to interest expense over the respective terms.

The Company was in compliance with all debt covenants as of June 30, 2024.

Interest Rate Derivatives

The Company entered into interest rate swaps that hedge interest payments on its SOFR borrowing during the fourth quarter of 2022.  All swaps have been designated as cash flow hedges. The following table summarizes the notional amounts, related rates and remaining terms of interest swap agreements as of June 30, 2024 and December 31, 2023:

	Notional Amount		Average Fixed Rate
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023	Term
Interest rate swaps	$157,500	$161,875	4.1%	4.1%	Extending to May 2027

The fair value of the Company’s interest rate swaps was a receivable of $1.0 million as of June 30, 2024 and a payable of $1.4 million as of December 31, 2023. The fair value was based on inputs other than quoted prices in active markets for identical assets that are observable either directly or indirectly and therefore considered level 2. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in Accumulated Other Comprehensive Loss.  The interest rate swap agreements held by the Company on June 30, 2024 are expected to continue to be effective hedges.

The following table summarizes the fair value of derivative instruments as recorded in the Consolidated Balance Sheets:

	June 30, 2024	December 31, 2023
Current Assets:
Prepaid and Other	$1,304	$955
Long-term liabilities:
Other long-term liabilities	(289)	(2,355)
Total derivatives	$1,015	$(1,400)

The following table summarizes total gains (losses) recognized on derivatives:

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in AOCI on Derivatives
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest rate swaps	$817	$3,842	$3,452	$2,023

The effects of derivative instruments on the Company’s Consolidated Statements of Results of Operations and Comprehensive Income (Loss) for OCI are as follows:

Location of (Loss) Gain Reclassed from AOCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassed from AOCI into Income (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest expense	$(512)	$(397)	$(1,037)	$(588)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company’s backlog of orders was $224.4 million at June 30, 2024 compared to $249.8 million at June 30, 2023 and $218.1 million at December 31, 2023. Incoming orders for the first six months of 2024 were $341.4 million, or an increase of 6.3% compared to the same period in 2023.

On July 25, 2024, the Board of Directors authorized the payment of a quarterly dividend of $0.18 per share on the common stock of the Company, payable September 10, 2024, to shareholders of record as of August 15, 2024. This will mark the 298th consecutive quarterly dividend paid by The Gorman-Rupp Company.

The Company currently expects to continue its exceptional history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.

Outlook

We are focused on top line growth through backlog reduction in the second half of the year, as well as delivering strong gross margin and earnings. We are also pleased that our previously announced refinancing is expected to result in significant interest savings going forward.

Three Months Ended June 30, 2024 vs. Three Months Ended June 30, 2023

Net Sales

The following table presents the Company’s disaggregated net sales by its end markets for the three months ended June 30, 2024 and June 30, 2023:

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Industrial	$34,570	$35,762	$(1,192)	(3.3)%
Fire	28,959	36,935	(7,976)	(21.6)%
Agriculture	21,381	22,980	(1,599)	(7.0)%
Construction	21,907	22,436	(529)	(2.4)%
Municipal	26,206	19,549	6,657	34.1%
Petroleum	5,451	5,160	291	5.6%
OEM	11,684	9,480	2,204	23.2%
Repair parts	19,355	18,722	633	3.4%
Total net sales	$169,513	$171,024	$(1,511)	(0.9)%

Net sales for the second quarter of 2024 were $169.5 million compared to net sales of $171.0 million for the second quarter of 2023, a decrease of 0.9% or $1.5 million. The decrease in sales was due to a decrease in volume partially offset by the impact of pricing increases taken in the first quarter of 2024.

Sales increased $6.7 million in the municipal market due to domestic flood control and wastewater projects related to increased infrastructure investment, $2.2 million in the OEM market, $0.6 million in the repair market, and $0.3 million in the petroleum market. These increases were offset by a sales decrease of $8.0 million in the fire suppression market primarily resulting from backlog returning to more normal levels. Fire suppression sales in the second quarter of 2023 were up significantly compared to the same period in 2022 as the Company was working to return backlog and lead times to normal levels, which resulted in higher second quarter 2023 sales and a tougher year-over-year comparison for the second quarter of 2024. Fire suppression incoming orders for the second quarter of 2024 were up 11.2% when compared to the second quarter of 2023. Sales for the second quarter of 2024 also decreased $1.6 million in the agriculture market primarily driven by significant declines in farm income, $1.2 million in the industrial market, and $0.5 million in the construction market.

Cost of Products Sold and Gross Profit

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Cost of products sold	$115,434	$119,366	$(3,932)	(3.3)%
% of Net sales	68.1%	69.8%
Gross Margin	31.9%	30.2%

Gross profit was $54.1 million for the second quarter of 2024, resulting in gross margin of 31.9%, compared to gross profit of $51.7 million and gross margin of 30.2% for the same period in 2023. The 170 basis point increase in gross margin included a 280 basis point improvement in cost of material, which consisted of a reduction in LIFO expense of 70 basis points, and a 210 basis point improvement from the realization of selling price increases. These improvements were partially offset by a 110 basis point increase in labor and overhead expenses as a percent of sales.

Selling, General and Administrative (SG&A) Expenses

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Selling, general and administrative expenses	$24,930	$24,193	$737	3.0%
% of Net sales	14.7%	14.1%

Selling, general and administrative (“SG&A”) expenses were $24.9 million and 14.7% of net sales for the second quarter of 2024 compared to $24.2 million and 14.1% of net sales for the same period in 2023. SG&A expenses for the second quarter of 2024 included $1.3 million of refinancing transaction costs and a $1.1 million gain on the sale of an asset.

Amortization expense

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Amortization expense	$3,100	$3,182	$(82)	(2.6)%
% of Net sales	1.8%	1.9%

Amortization expense was $3.1 million for the second quarter of 2024 compared to $3.2 million for the same period in 2023.

Operating Income

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Operating Income	$26,049	$24,283	$1,766	7.3%
% of Net sales	15.4%	14.2%

Operating income was $26.0 million for the second quarter of 2024, resulting in an operating margin of 15.4%, compared to operating income of $24.3 million and operating margin of 14.2% for the same period in 2023. Operating margin in the second quarter of 2024 increased 120 basis points compared to the same period in 2023 primarily due to improved cost of material, partially offset by increased labor, overhead, and SG&A expenses.

Interest Expense

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Interest Expense	$9,048	$10,485	$(1,437)	(13.7)%
% of Net sales	5.3%	6.1%

Interest expense was $9.0 million for the second quarter of 2024 compared to $10.5 million for the same period in 2023. The decrease in interest expense was due to a series of previously announced refinancing transactions the Company completed on May 31, 2024. The refinancing is expected to reduce interest expense, and also extended and staggered the Company’s debt maturities. The Company upsized, amended, and extended the existing Senior Term Loan Facility from $350.0 million to $370.0 million, amended and extended the existing $100.0 million revolving Credit Facility, and issued $30.0 million in new 6.40% Senior Secured Notes. The proceeds from these transactions, as well as $10.0 million of cash on hand, were used to retire the Company’s $90.0 million unsecured Subordinated Credit Facility.

Other Income (Expense), net

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Other Income (Expense), net	$(6,331)	$(536)	$(5,795)	(1,081.2)%
% of Net sales	(3.7)%	(0.3)%

Other income (expense), net was $6.3 million of expenses for the second quarter of 2024 compared to $0.5 million of expense for the same period in 2023. Other expense for the second quarter of 2024 included a $4.4 million write-off of unamortized previously deferred debt financing fees and a $1.8 million prepayment fee related to the early retirement of the unsecured Subordinated Credit Facility.

Net Income

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Income before income taxes	$10,670	$13,262	$(2,592)	(19.5)%
% of Net sales	6.3%	7.8%
Income taxes	$2,335	$2,785	$(450)	(16.2)%
Effective tax rate	21.9%	21.0%
Net income	$8,335	$10,477	$(2,142)	(20.4)%
% of Net sales	4.9%	6.1%
Earnings per share	$0.32	$0.40	$(0.08)	(20.0)%

The Company’s effective tax rate was 21.9% for the second quarter of 2024 compared to 21.0% for the second quarter of 2023.

Net income was $8.3 million, or $0.32 per share, for the second quarter of 2024 compared to net income of $10.5 million, or $0.40 per share, in the second quarter of 2023. Adjusted earnings per share for the second quarter of 2024 were $0.54 per share compared to $0.41 per share for the second quarter of 2023. Adjusted earnings per share is a non-GAAP financial measure; see “Non-GAAP Financial Information” below for a definition of the measure and the reconciliation to its comparable GAAP financial measure.

Six Months Ended June 30, 2024 vs. Six Months Ended June 30, 2023

Net Sales

The following table presents the Company’s disaggregated net sales by its end markets for the six months ended June 30, 2024 and June 30, 2023:

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Industrial	$68,130	$69,077	$(947)	(1.4)%
Fire	61,249	73,074	(11,825)	(16.2)%
Agriculture	41,787	44,057	(2,270)	(5.2)%
Construction	43,389	43,273	116	0.3%
Municipal	46,419	36,973	9,446	25.5%
Petroleum	11,353	10,634	719	6.8%
OEM	19,842	18,490	1,352	7.3%
Repair parts	36,612	35,912	700	1.9%
Total net sales	$328,781	$331,490	$(2,709)	(0.8)%

Net sales for the first six months of 2024 were $328.8 million compared to net sales of $331.5 million for the first six months of 2023, a decrease of 0.8% or $2.7 million. The decrease in sales was due to a decrease in volume partially offset by the impact of pricing increases taken in the first quarter of 2024.

Sales increased $9.4 million in the municipal market due to domestic flood control and wastewater projects related to increased infrastructure investment, $1.4 million in the OEM market, $0.7 million in the petroleum market, $0.7 million in the repair market, and $0.1 million in the construction market. Offsetting these increases was a decrease of $11.8 million in the fire suppression market primarily resulting from backlog returning to more normal levels. Fire suppression sales for the first six months of 2023 were up significantly compared to the same period in 2022 as the Company was working to return backlog and lead times to normal levels, which resulted in higher sales for the first six months of 2023 and a tougher year-over-year comparison for the first six months of 2024. Fire suppression incoming orders for the first six months of 2024 were up 6.4% when compared to the first six months of 2023. Sales for the first six months of 2024 also decreased $2.3 million in the agriculture market primarily driven by significant declines in farm income, and $0.9 million in the industrial market.

Cost of Products Sold and Gross Profit

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Cost of products sold	$226,308	$234,309	$(8,001)	(3.4)%
% of Net sales	68.8%	70.7%
Gross Margin	31.2%	29.3%

Gross profit was $102.5 million for the first six months of 2024, resulting in gross margin of 31.2%, compared to gross profit of $97.2 million and gross margin of 29.3% for the same period in 2023. The 190 basis point increase in gross margin included a 260 basis point improvement in cost of material, which consisted of a reduction in LIFO expense of 70 basis points, a favorable impact of 30 basis points related to the amortization of acquired Fill-Rite customer backlog which occurred in 2023 and did not reoccur in 2024, and a 160 basis point improvement from the realization of selling price increases. These improvements were partially offset by a 70 basis point increase in labor and overhead expenses as a percent of sales.

Selling, General and Administrative (SG&A) Expenses

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Selling, general and administrative expenses	$49,818	$47,430	$2,388	5.0%
% of Net sales	15.2%	14.3%

Selling, general and administrative (“SG&A”) expenses were $49.8 million and 15.2% of net sales for the first six months of 2024 compared to $47.4 million and 14.3% of net sales for the same period in 2023. SG&A expenses for the first six months of 2024 included $1.3 million of refinancing transaction costs and a $1.1 million gain on the sale of a fixed asset.

Amortization expense

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Amortization expense	$6,178	$6,373	$(195)	(3.1)%
% of Net sales	1.9%	1.9%

Amortization expense was $6.2 million for the first six months of 2024 compared to $6.4 million for the same period in 2023.

Operating Income

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Operating Income	$46,477	$43,378	$3,099	7.1%
% of Net sales	14.1%	13.1%

Operating income was $46.5 million for the first six months of 2024, resulting in an operating margin of 14.1%, compared to operating income of $43.4 million and operating margin of 13.1% for the same period in 2023. Operating margin in the first six months of 2024 increased 100 basis points compared to the same period in 2023 primarily due to improved cost of material, partially offset by increased labor, overhead, and SG&A expenses.

Interest Expense

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Interest Expense	$19,120	$20,672	$(1,552)	(7.5)%
% of Net sales	5.8%	6.2%

Interest expense was $19.1 million for the first six months of 2024 compared to $20.7 million for the same period in 2023. The decrease in interest expense was due to a series of debt refinancing transactions the Company completed on May 31, 2024.

Other Income (Expense), net

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Other Income (Expense), net	$(6,603)	$(969)	$(5,634)	(581.4)%
% of Net sales	(2.0)%	(0.3)%

Other income (expense), net was $6.6 million of expense for the first six months of 2024 compared to $1.0 million of expense for the same period in 2023. Other expense for the first six months of 2024 included a $4.4 million write-off of unamortized previously deferred debt financing fees and a $1.8 million prepayment fee related to the early retirement of the unsecured Subordinated Credit Facility.

Net Income

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Income before income taxes	$20,754	$21,737	$(983)	(4.5)%
% of Net sales	6.3%	6.6%
Income taxes	$4,535	$4,740	$(205)	(4.3)%
Effective tax rate	21.9%	21.8%
Net income	$16,219	$16,997	$(778)	(4.6)%
% of Net sales	4.9%	5.1%
Earnings per share	$0.62	$0.65	$(0.03)	(4.6)%

The Company’s effective tax rate was 21.9% for the first six months of 2024 compared to 21.8% for the first six months of 2023.

Net income was $16.2 million, or $0.62 per share, for the first six months of 2024 compared to net income of $17.0 million, or $0.65 per share, for the first six months of 2023. Adjusted earnings per share for the first six months of 2024 were $0.84 per share compared to $0.68 per share for the first six months of 2023. Adjusted earnings per share is a non-GAAP financial measure; see “Non-GAAP Financial Information” below for a definition of the measure and the reconciliation to its comparable GAAP financial measure.

Non-GAAP Financial Information

The discussion of Results of Operations above includes certain non-GAAP financial data and measures such as adjusted earnings, adjusted earnings per share, and adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). Adjusted earnings is earnings excluding amortization of customer backlog, write-off of unamortized previously deferred debt financing fees, and refinancing costs. Adjusted earnings per share is earnings per share excluding amortization of customer backlog per share, write-off of unamortized previously deferred debt financing fees per share, and refinancing costs per share. Adjusted earnings before interest, taxes, depreciation and amortization is net income (loss) excluding interest, taxes, depreciation and amortization, adjusted to exclude amortization of customer backlog, write-off of unamortized previously deferred debt financing fees, refinancing costs, and non-cash LIFO expense. Management utilizes these adjusted financial data and measures to assess comparative operations against those of prior periods without the distortion of non-comparable factors. The inclusion of these adjusted measures should not be construed as an indication that the Company’s future results will be unaffected by unusual or infrequent items or that the items for which the Company has made adjustments are unusual or infrequent or will not recur. Further, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which method they may elect. The Gorman-Rupp Company believes that these non-GAAP financial data and measures also will be useful to investors in assessing the strength of the Company’s underlying operations and liquidity from period to period. These non-GAAP financial measures are not intended to replace GAAP financial measures, and they are not necessarily standardized or comparable to similarly titled measures used by other companies. Provided below is a reconciliation of adjusted earnings, adjusted earnings per share, and adjusted EBITDA to their respective corresponding GAAP financial measures, which includes descriptions of actual adjustments made in the current period and the corresponding prior period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Adjusted earnings:
Reported net income – GAAP basis	$8,335	$10,477	$16,219	$16,997
Amortization of acquired customer backlog	-	344	-	857
Write-off of unamortized previously deferred debt financing fees	3,506	-	3,506	-
Refinancing costs	2,413	-	2,413	-
Non-GAAP adjusted earnings	$14,254	$10,821	$22,138	$17,854

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Adjusted earnings per share:
Reported earnings per share – GAAP basis	$0.32	$0.40	$0.62	$0.65
Amortization of acquired customer backlog	-	0.01	-	0.03
Write-off of unamortized previously deferred debt financing fees	0.13	-	0.13	-
Refinancing costs	0.09	-	0.09	-
Non-GAAP adjusted earnings per share	$0.54	$0.41	$0.84	$0.68

Adjusted earnings before interest, taxes, depreciation and amortization:
Reported net income –GAAP basis	$8,335	$10,477	$16,219	$16,997
Interest expense	9,048	10,485	19,120	20,672
Provision for income taxes	2,335	2,785	4,535	4,740
Depreciation and amortization expense	7,024	7,114	14,089	14,158
Non-GAAP earnings before interest, taxes, depreciation and amortization	26,742	30,861	53,963	56,567
Amortization of acquired customer backlog	-	434	-	1,085
Write-off of unamortized previously deferred debt financing fees	4,438	-	4,438	-
Refinancing costs	3,055	-	3,055	-
Non-cash LIFO expense	1,134	2,409	2,127	4,440
Non-GAAP adjusted earnings before interest, taxes, depreciation and amortization	$35,369	$33,704	$63,583	$62,092

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and borrowings under our Credit Facility. Cash and cash equivalents totaled $34.2 million at June 30, 2024. The Company had an additional $98.5 million of borrowing capacity available under the revolving credit facility with no amounts borrowed and $1.5 million in outstanding letters of credit primarily related to customer orders. We believe we have adequate liquidity from funds on hand and borrowing capacity to execute our financial and operating strategy, as well as comply with debt obligation and financial covenants for at least the next 12 months.

As of June 30, 2024, the Company had $400.0 million in total debt outstanding with $30.0 million due in 2031 and the remainder due in 2029. The Company was in compliance with its debt covenants, including limits on additional borrowings and maintenance of certain operating and financial ratios, at June 30, 2024 and December 31, 2023. See “Note 9 – Financing Arrangements” in the Notes to Consolidated Financial Statements included in this Form 10-Q for a further description of our outstanding debt.

Capital expenditures for the first six months of 2024 were $7.1 million and consisted primarily of machinery and equipment and building improvements. Capital expenditures for the full-year 2024 are presently planned to be approximately $20 million primarily for building improvements and machinery and equipment purchases, and are expected to be financed through internally-generated funds.

On July 25, 2024, the Board of Directors authorized the payment of a quarterly dividend of $0.18 per share on the common stock of the Company, payable September 10, 2024, to shareholders of record as of August 15, 2024. This will mark the 298th consecutive quarterly dividend paid by The Gorman-Rupp Company. The Company currently expects to continue its exceptional history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.

The Board of Directors has authorized a share repurchase program of up to $50.0 million of the Company’s common shares. The actual number of shares repurchased will depend on prevailing market conditions, alternative uses of capital and other factors, and will be determined at management’s discretion. The Company is not obligated to make any purchases under the program, and the program may be suspended or discontinued at any time. As of June 30, 2024, the Company had $48.1 million available for repurchase under the share repurchase program.

Financial Cash Flow

	Six Months Ended June 30,
	2024	2023
Beginning of period cash and cash equivalents	$30,518	$6,783
Net cash provided by operating activities	33,397	37,856
Net cash used for investing activities	(4,962)	(12,903)
Net cash used for financing activities	(24,230)	(19,461)
Effect of exchange rate changes on cash	(478)	(102)
Net increase in cash and cash equivalents	$3,727	$5,390
End of period cash and cash equivalents	$34,245	$12,173

The increase in cash provided by operating activities in the first six months of 2024 compared to the same period last year was primarily due to increased earnings before depreciation, amortization, and LIFO expense, and improved cash flow from better working capital management.

During the first six months of 2024, investing activities of $5.0 million consisted of $7.1 million for capital expenditures primarily for machinery and equipment partially offset by $2.1 million in proceeds from the sale of property, plant, and equipment. During the first six months of 2023, investing activities of $12.9 million consisted of $13.3 million for capital expenditures primarily for machinery and equipment.

Net cash used for financing activities of $24.2 million for the first six months of 2024 primarily consisted of net payments on bank borrowings of $13.8 million and dividend payments of $9.4 million. Net cash used for financing activities for the first six months of 2023 primarily consisted of net payments on bank borrowings of $8.8 million, dividend payments of $9.1 million, and share repurchases of $1.0 million.

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

Interest Rate Risk

The results of operations are exposed to changes in interest rates primarily with respect to borrowings under the Company’s Senior Term Loan Facility and Credit Facility. Borrowings under the Senior Term Loan Facility and Credit Facility may be made either at (i) a base rate plus the applicable margin, which ranges from 0.50% to 1.25%, or at (ii) an Adjusted Term SOFR Rate, plus the applicable margin, which ranges from 1.5% to 2.25%. At June 30, 2024, the Company had $370.0 million in borrowings under the Senior Term Loan Facility and no borrowings under the Credit Facility. As of June 30, 2024, the applicable interest rates under the Senior Secured Credit Agreement were Adjusted Term SOFR plus 2.25%.

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

The Company estimates that a hypothetical increase of 100 basis points in interest rates would increase interest expense by approximately $2.1 million on an annual basis.

Foreign Currency Risk

The Company’s foreign currency exchange rate risk is limited primarily to the Euro, Canadian Dollar, South African Rand and British Pound. The Company manages its foreign exchange risk principally through invoicing customers in the same currency as is used in the market of the source of products. The foreign currency transaction gains (losses) for the six month periods ending June 30, 2024 and 2023 were ($0.1) million and ($0.4) million, respectively, and are reported within Other (expense) income, net on the Consolidated Statements of Income.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024.

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

In addition to the information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no material changes from the risk factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, except for the following which supplements the Company’s previously disclosed risk factors:

The Company has substantial indebtedness, which may impact the Company’s financial condition and the way it operates its business

The Company has substantial indebtedness. Such indebtedness includes senior secured first lien credit facilities comprised of a $370 million term loan facility and a $100 million revolving credit facility, and a $30 million in aggregate principal amount of 6.40% senior secured notes. The indebtedness could have important negative consequences, including:

●	higher borrowing costs resulting from fluctuations in our variable benchmark borrowing rates that have adversely affected, and could in the future adversely affect, our interest rates;

●	reduced availability of cash for the Company’s operations and other business activities after satisfying interest payments and other requirements under the terms of its debt instruments;

●	less flexibility to plan for or react to competitive challenges, and a competitive disadvantage relative to competitors that do not have as much indebtedness;

●	limiting the Company’s ability to undertake mergers or dispositions of assets, or pay dividends;

●	difficulty in obtaining additional financing in the future;

●	inability to comply with covenants in, and potential for default under, the Company’s debt instruments;

●	inability to operate our business or to take advantage of business opportunities due to restrictions created from the debt covenants; and

●	challenges to repaying or refinancing any of the Company’s debt.

The Company’s ability to satisfy its debt and other obligations will depend principally upon its future operating performance. As a result, prevailing economic conditions and financial, business, legal and regulatory and other factors, many of which are beyond the Company’s control, may affect its ability to make payments on its debt and other obligations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer purchases of its common shares during the second quarter of 2024 were:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
April 1 to April 30, 2024	-	-	-	$48,067
May 1 to May 31, 2024	-	-	-	48,067
June 1 to June 30, 2024	-	-	-	48,067
Total	-	-	-	$48,067

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, each as defined in Item 408 of Regulation S-K.

ITEM 6.	EXHIBITS

Exhibit 10.1	Amended and Restated Senior Secured Credit Agreement, dated as of May 31, 2024 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 3, 2024).
Exhibit 10.2	Note Agreement, dated as of May 31, 2024 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 3, 2024).
Exhibit 10.3	Form of 6.40% Senior Secured Note Due May 31, 2031 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 3, 2024).
Exhibit 31.1	Certification of Scott A. King, President and Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of James C. Kerr, Executive Vice President and Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Certification pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
Exhibit 101	Financial statements from the Quarterly Report on Form 10-Q of The Gorman-Rupp Company for the quarter ended June 30, 2024, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity, and (vi) the Notes to Consolidated Financial Statements.
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Gorman-Rupp Company
(Registrant)
Date: July 29, 2024
	By:	/s/James C. Kerr
James C. Kerr
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)