Form 10-Q
period 2024-09-30
GORMAN RUPP CO
filed 2024-10-28
CIK 42682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

On October 28, 2024 there were 26,227,540 common shares, without par value, of The Gorman-Rupp Company outstanding.

The Gorman-Rupp Company

Three and Nine Months Ended September 30, 2024 and 2023

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2024	2023	2024	2023
Net sales	$168,182	$167,456	$496,963	$498,946
Cost of products sold	115,521	119,322	341,828	353,631
Gross profit	52,661	48,134	155,135	145,315
Selling, general and administrative expenses	25,675	23,233	75,494	70,664
Amortization expense	3,101	3,026	9,278	9,398
Operating income	23,885	21,875	70,363	65,253
Interest expense	(7,766)	(10,475)	(26,886)	(31,147)
Other income (expense), net	(59)	(416)	(6,662)	(1,385)
Income before income taxes	16,060	10,984	36,815	32,721
Provision for income taxes	3,141	2,006	7,677	6,746
Net income	$12,919	$8,978	$29,138	$25,975
Earnings per share	$0.49	$0.34	$1.11	$0.99
Average number of shares outstanding	26,227,540	26,193,656	26,216,521	26,167,494

See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Net income	$12,919	$8,978	$29,138	$25,975
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	1,866	(1,166)	677	(888)
Cash flow hedging activity	(2,612)	1,238	(770)	2,332
Pension and postretirement medical liability adjustments	255	226	228	592
Other comprehensive income (loss)	(491)	298	135	2,036
Comprehensive income	$12,428	$9,276	$29,273	$28,011

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED BALANCE SHEETS

	(unaudited)
(Dollars in thousands)	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$39,701	$30,518
Accounts receivable, net	88,350	89,625
Inventories, net	101,781	104,156
Prepaid and other	10,806	11,812
Total current assets	240,638	236,111
Property, plant and equipment, net	133,619	134,872
Other assets	23,871	24,841
Other intangible assets, net	227,536	236,813
Goodwill	257,810	257,721
Total assets	$883,474	$890,358
Liabilities and equity
Current liabilities:
Accounts payable	$26,242	$23,277
Payroll and employee related liabilities	26,914	20,172
Commissions payable	6,415	10,262
Deferred revenue and customer deposits	9,681	12,521
Current portion of long-term debt	18,500	21,875
Accrued expenses	12,763	12,569
Total current liabilities	100,515	100,676
Pension benefits	7,754	11,500
Postretirement benefits	22,717	22,786
Long-term debt, net of current portion	362,489	382,579
Other long-term liabilities	22,665	23,358
Total liabilities	516,140	540,899
Equity:
Common shares, without par value:
Authorized - 35,000,000 shares;
Outstanding - 26,227,540 shares at September 30, 2024 and 26,193,998 shares at December 31, 2023 (after deducting treasury shares of 821,256 and 953,931, respectively), at stated capital amounts	5,126	5,119
Additional paid-in capital	8,378	5,750
Retained earnings	378,632	363,527
Accumulated other comprehensive (loss)	(24,802)	(24,937)
Total equity	367,334	349,459
Total liabilities and equity	$883,474	$890,358

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Dollars in thousands)	2024	2023
Cash flows from operating activities:
Net income	$29,138	$25,975
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,973	21,196
LIFO expense	3,445	6,414
Pension expense	1,989	2,426
Stock based compensation	3,025	2,335
Contributions to pension plans	(4,510)	(2,250)
Amortization of debt issuance fees	6,110	2,247
Gain on sale of property, plant, and equipment	(1,021)	-
Other	296	1,282
Changes in operating assets and liabilities:
Accounts receivable, net	1,426	(6,515)
Inventories, net	(921)	656
Accounts payable	2,885	230
Commissions payable	(3,875)	(531)
Deferred revenue and customer deposits	(2,833)	2,053
Income taxes	670	2,186
Accrued expenses and other	(1,894)	5,499
Benefit obligations	5,671	8,456
Net cash provided by operating activities	60,574	71,659
Cash flows from investing activities:
Capital additions	(10,309)	(16,917)
Proceeds from sale of property, plant, and equipment	2,278	-
Other	-	608
Net cash used for investing activities	(8,031)	(16,309)
Cash flows from financing activities:
Cash dividends	(14,157)	(13,732)
Treasury share repurchases	(267)	(1,028)
Proceeds from bank borrowings	400,000	5,000
Payments to banks for borrowings	(428,375)	(33,125)
Debt issuance fees	(746)	-
Other	(86)	(519)
Net cash used for financing activities	(43,631)	(43,404)
Effect of exchange rate changes on cash	271	(540)
Net increase in cash and cash equivalents	9,183	11,406
Cash and cash equivalents:
Beginning of period	30,518	6,783
End of period	$39,701	$18,189

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Nine Months Ended September 30, 2024
(Dollars in thousands, except	Common Shares		Additional Paid-In	Retained	Accumulated Other Comprehensive
share and per share amounts)	Shares	Dollars	Capital	Earnings	(Loss) Income	Total
Balances December 31, 2023	26,193,998	$5,119	$5,750	$363,527	$(24,937)	$349,459
Net income				7,884		7,884
Other comprehensive income					248	248
Stock based compensation, net	24,336	5	979	90		1,074
Treasury share repurchases	(7,348)	(2)	(238)	(27)		(267)
Cash dividends - $0.18 per share				(4,715)		(4,715)
Balances March 31, 2024	26,210,986	$5,122	$6,491	$366,759	$(24,689)	$353,683
Net income				8,335		8,335
Other comprehensive income					378	378
Stock based compensation, net	16,554	4	816	61		881
Cash dividends - $0.18 per share				(4,718)		(4,718)
Balances June 30, 2024	26,227,540	$5,126	$7,307	$370,437	$(24,311)	$358,559
Net income				12,919		12,919
Other comprehensive loss					(491)	(491)
Stock based compensation, net			1,071			1,071
Cash dividends - $0.18 per share				(4,724)		(4,724)
Balances September 30, 2024	26,227,540	$5,126	$8,378	$378,632	$(24,802)	$367,334

	Nine Months Ended September 30, 2023
(Dollars in thousands, except	Common Shares		Additional Paid-In	Retained	Accumulated Other Comprehensive
share and per share amounts)	Shares	Dollars	Capital	Earnings	(Loss) Income	Total
Balances December 31, 2022	26,094,865	$5,097	$3,912	$346,659	$(24,474)	$331,194
Net income				6,520		6,520
Other comprehensive loss					(1,144)	(1,144)
Stock based compensation, net	119,488	26	1	438		465
Treasury share repurchases	(36,105)	(8)	(889)	(131)		(1,028)
Cash dividends - $0.175 per share				(4,567)		(4,567)
Balances March 31, 2023	26,178,248	$5,115	$3,024	$348,919	$(25,618)	$331,440
Net income				10,477		10,477
Other comprehensive income					2,882	2,882
Stock based compensation, net			1,141			1,141
Cash dividends - $0.175 per share				(4,581)		(4,581)
Balances June 30, 2023	26,178,248	$5,115	$4,165	$354,815	$(22,736)	$341,359
Net income				8,978		8,978
Other comprehensive loss					298	298
Stock based compensation, net	15,750	3	668	58		729
Cash dividends - $.0175 per share				(4,584)		(4,584)
Balances September 30, 2023	26,193,998	$5,118	$4,833	$359,267	$(22,438)	$346,780

See notes to consolidated financial statements (unaudited).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in tables in thousands of dollars, except for per share amounts)

NOTE 1 - BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Consolidated Financial Statements include the accounts of The Gorman-Rupp Company (the “Company” or “Gorman-Rupp”) and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results. In the opinion of management of the Company, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of results that may be expected for the year ending December 31, 2024. For further information, refer to the Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, from which related information herein has been derived.

Accounting Standards Issued But Not Yet Adopted

The Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The new standard is intended to improve reportable segment disclosure requirements, primarily through additional and more detailed information about a reportable segment's expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. The Company plans to adopt this ASU for its fiscal year end December 31, 2024 disclosures, but does not anticipate the adoption to have a material impact on the Company's financial disclosures.

The FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard is intended to enhance the transparency and decision usefulness of income tax disclosures. This amendment modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold, (2) the amount of income taxes paid, net of refunds received, disaggregated by federal, state, and foreign taxes, as well as individual jurisdictions in which income taxes paid is equal to or greater than 5 percent of total income taxes paid, (3) the income or loss from continuing operations before income tax expense or benefit disaggregated between domestic and foreign, and (4) income tax expense or benefit from continuing operations disaggregated by federal, state and foreign. Thew standard is effective for annual periods beginning after December 15, 2024. The standard should be applied on a prospective basis, while retrospective application is permitted. The Company does not anticipate the adoption to have a material impact on the Company's financial disclosures.

NOTE 2 – REVENUE

Disaggregation of Revenue

The following tables disaggregate total net sales by end market and geographic location:

	End market
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Industrial	$30,939	$34,777	$99,054	$103,886
Fire	31,591	35,986	92,742	109,211
Agriculture	20,496	21,235	62,282	65,292
Construction	22,255	23,388	65,592	66,723
Municipal	24,279	18,841	70,668	55,831
Petroleum	7,004	5,801	18,351	16,440
OEM	11,579	9,730	31,420	28,223
Repair parts	20,039	17,698	56,854	53,340
Total net sales	$168,182	$167,456	$496,963	$498,946

	Geographic Location
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$124,434	$127,132	$366,030	$375,170
Foreign countries	43,748	40,324	130,933	123,776
Total net sales	$168,182	$167,456	$496,963	$498,946

The Company attributes revenues to individual countries based on the customer location to which finished products are shipped. International sales represented approximately 26% and 24% of total net sales for the third quarter of 2024 and 2023, respectively.

On September 30, 2024, the Company had $207.8 million of remaining performance obligations, also referred to as backlog. The Company expects to recognize as revenue substantially all of its remaining performance obligations within one year.

The Company’s contract assets and liabilities as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024	December 31, 2023
Contract assets	$-	$-
Contract liabilities	$9,681	$12,521

Revenue recognized for the nine months ended September 30, 2024 and 2023 that was included in the contract liabilities balance at the beginning of the period was $8.6 million and $4.5 million, respectively.

NOTE 3 - INVENTORIES

LIFO inventories are stated at the lower of cost or market and all other inventories are stated at the lower of cost or net realizable value. Replacement cost approximates current cost and the excess over LIFO cost was approximately $98.5 million and $95.1 million at September 30, 2024 and December 31, 2023, respectively. Allowances for excess and obsolete inventory totaled $7.1 million and $7.9 million at September 30, 2024 and December 31, 2023, respectively. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management’s estimate of expected year-end inventory levels and costs, and are subject to the final year-end LIFO inventory valuation.

Inventories are comprised of the following:

	September 30, 2024	December 31, 2023
Inventories, net:
Raw materials and in-process	$36,658	$37,037
Finished parts	49,418	52,458
Finished products	15,705	14,661
Total net inventories	$101,781	$104,156

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of the following:

	September 30, 2024	December 31, 2023
Land	$6,249	$6,214
Buildings	123,624	121,517
Machinery and equipment	229,991	227,567
	$359,864	$355,298
Less accumulated depreciation	(226,245)	(220,426)
Property, plant and equipment, net	$133,619	$134,872

NOTE 5 - PRODUCT WARRANTIES

A liability is established for estimated future warranty and service claims based on historical claims experience and specific product failures. The Company expenses warranty costs directly to Cost of products sold. Changes in the Company’s product warranties liability are:

	September 30,
	2024	2023
Balance of beginning of year	$2,269	$1,973
Provision	2,349	3,121
Claims	(2,332)	(2,716)
Balance at end of period	$2,286	$2,378

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

Upon the Company’s acquisition of the assets of Fill-Rite and Sotera (“Fill-Rite”), a division of Tuthill Corporation, as of June 1, 2022, the Company established a defined benefit pension plan for certain Fill-Rite employees (“Fill-Rite Plan”). The Fill-Rite Plan was frozen on January 31, 2024 and terminated on April 30, 2024. The assets of the Fill-Rite Plan will be distributed to employees in the fourth quarter. Participants in the Fill-Rite Plan now participate in the Company’s enhanced 401(k) plan.

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

The following tables present the components of net periodic benefit costs:

	Pension Benefits		Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023
Service cost	$502	$530	$213	$209
Interest cost	668	635	285	299
Expected return on plan assets	(839)	(657)	-	-
Amortization of prior service cost	-	-	-	(249)
Recognized actuarial loss (gain)	332	301	(8)	(9)
Net periodic benefit cost (a)	$663	$809	$490	$250

	Pension Benefits		Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Service cost	$1,506	$1,591	$639	$626
Interest cost	2,006	1,904	857	897
Expected return on plan assets	(2,518)	(1,971)	-	-
Amortization of prior service cost	-	-	-	(746)
Recognized actuarial loss (gain)	995	902	(25)	(28)
Net periodic benefit cost (a)	$1,989	$2,426	$1,471	$749

(a)	The components of net periodic cost other than the service cost component are included in Other income (expense), net in the Consolidated Statements of Income.

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of Accumulated other comprehensive income (loss) as reported in the Consolidated Balance Sheets are:

	Currency Translation Adjustments	Deferred Gain (Loss) on Cash Flow Hedging	Pension and OPEB Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2023	$(9,688)	$(1,069)	$(14,180)	$(24,937)
Reclassification adjustments	-	(1,540)	216	(1,324)
Current period benefit (charge)	677	528	251	1,456
Income tax benefit (charge)	-	242	(239)	3
Balance at September 30, 2024	$(9,011)	$(1,839)	$(13,952)	$(24,802)

	Currency Translation Adjustments	Deferred Gain (Loss) on Cash Flow Hedging	Pension and OPEB Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2022	$(10,619)	$(617)	$(13,238)	$(24,474)
Reclassification adjustments	-	(1,096)	874	(222)
Current period benefit (charge)	(888)	4,154	(68)	3,198
Income tax benefit (charge)	-	(726)	(214)	(940)
Balance at September 30, 2023	$(11,507)	$1,715	$(12,646)	$(22,438)

NOTE 8 – COMMON SHARE REPURCHASES

The Company has a share repurchase program with the authorization to purchase up to $50.0 million of the Company’s common shares. As of September 30, 2024, the Company had $48.1 million available for repurchase under the share repurchase program. During the nine-month period ending September 30, 2024, the Company repurchased 7,348 shares at an average cost per share of $36.34 for a total of $0.3 million in the surrender of common shares to cover taxes in connection with the vesting of stock awards, which were not part of the share repurchase program. During the nine month period ending September 30, 2023, the Company repurchased 36,105 shares at an average cost per share of $28.51 for a total of $1.0 million in the surrender of common shares to cover taxes in connection with the vesting of stock awards, which were not part of the share repurchase program. No shares were repurchased during the three month periods ending September 30, 2024 and 2023.

NOTE 9 – FINANCING ARRANGEMENTS

Debt consisted of:
	September 30, 2024	December 31, 2023
Senior Secured Credit Agreement	$355,375	$323,750
6.40% Note Agreement	30,000	-
Subordinated Credit Agreement	-	90,000
Total debt	385,375	413,750
Unamortized discount and debt issuance fees	(4,386)	(9,296)
Total debt, net	380,989	404,454
Less: current portion of long-term debt	(18,500)	(21,875)
Total long-term debt, net	$362,489	$382,579

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

At the option of the Company, borrowings under the Senior Term Loan Facility and under the Credit Facility bear interest at either a base rate or at an Adjusted Term SOFR Rate (as defined in the Amended and Restated Senor Credit Agreement), plus the applicable margin, which ranges from 0.5% to 1.25% for base rate loans and 1.50% to 2.25% for Adjusted Term SOFR Rate loans. The applicable margin is based on the Company’s total leverage ratio. At September 30, 2024, the applicable interest rate under the Amended and Restated Senior Secured Credit Agreement was Adjusted Term SOFR plus 2.25%.

The Amended and Restated Senior Credit Agreement requires the Company to maintain a consolidated total net leverage ratio not to exceed 4.50 to 1.00 for each of the four consecutive fiscal quarter periods ending June 30, 2024 and September 30, 2024, decreasing to 4.25 to 1.00 for each of the four consecutive quarters ending December 31, 2024 and March 31, 2025, decreasing to 4.00 to 1.00 for each of the four consecutive fiscal quarter periods ending June 30, 2025 and September 30, 2025, and decreasing to 3.50 to 1.00 for the four consecutive fiscal quarter periods ending December 31, 2025 and each of the four consecutive fiscal quarter periods ending thereafter.

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

In the second quarter of 2024, the Company incurred total issuance costs of approximately $0.7 million related to the Amended and Restated Senior Secured Credit Agreement and the 6.40% Note Agreement. These costs are being amortized to interest expense over the respective terms.

The Company was in compliance with all debt covenants as of September 30, 2024.

Interest Rate Derivatives

The Company entered into interest rate swaps that hedge interest payments on its SOFR borrowing during the fourth quarter of 2022.  All swaps have been designated as cash flow hedges. The following table summarizes the notional amounts, related rates and remaining terms of interest swap agreements as of September 30, 2024 and December 31, 2023:

	Notional Amount		Average Fixed Rate
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023	Term
Interest rate swaps	$154,219	$161,875	4.1%	4.1%	Extending to May 2027

The fair value of the Company’s interest rate swaps was a payable of $2.4 million as of September 30, 2024 and a payable of $1.4 million as of December 31, 2023. The fair value was based on inputs other than quoted prices in active markets for identical assets that are observable either directly or indirectly and therefore considered level 2. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in Accumulated Other Comprehensive Loss.  The interest rate swap agreements held by the Company on September 30, 2024 are expected to continue to be effective hedges.

The following table summarizes the fair value of derivative instruments as recorded in the Consolidated Balance Sheets:

	September 30, 2024	December 31, 2023
Current Assets:
Prepaid and Other	$-	$955
Liabilities:
Accrued expenses	(376)	-
Other long-term liabilities	(2,036)	(2,355)
Total derivatives	$(2,412)	$(1,400)

The following table summarizes total gains (losses) recognized on derivatives:

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in AOCI on Derivatives
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest rate swaps	$(2,923)	$2,131	$528	$4,154

The effects of derivative instruments on the Company’s Consolidated Statements of Results of Operations and Comprehensive Income (Loss) for OCI are as follows:

Location of (Loss) Gain Reclassed from AOCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassed from AOCI into Income (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest expense	$(503)	$(508)	$(1,540)	$(1,096)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company’s backlog of orders was $207.8 million at September 30, 2024 compared to $237.5 million at September 30, 2023 and $218.1 million at December 31, 2023. Incoming orders for the first nine months of 2024 were $496.1 million, or an increase of 4.1%, compared to the same period in 2023.

On October 24, 2024, the Board of Directors authorized the payment of a quarterly dividend of $0.185 per share on the common stock of the Company, payable December 10, 2024, to shareholders of record as of November 15, 2024. This will mark the 299th consecutive quarterly dividend paid by The Gorman-Rupp Company.

The Company currently expects to continue its exceptional history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.

Outlook

Our year-to-date incoming orders are exceeding last year’s pace and are up just over 4%.  As expected, we reduced our backlog during the quarter, however our backlog still remains at healthy levels as we head into the fourth quarter.

Effective January 3, 2025, his 47th anniversary of working for Gorman-Rupp, Jeffrey S. Gorman, age 72, will transition from Executive Chairman of the Board to Chairman of the Board.  In his new role as Chairman of the Board, Mr. Gorman will continue to provide valuable insights and governance oversight while working closely with the Board of Directors and the executive team in supporting the Company’s long-term strategic objectives.

Three Months Ended September 30, 2024 vs. Three Months Ended September 30, 2023

Net Sales

The following table presents the Company’s disaggregated net sales by its end markets for the three months ended September 30, 2024 and September 30, 2023:

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Industrial	$30,939	$34,777	$(3,838)	(11.0)%
Fire	31,591	35,986	(4,395)	(12.2)%
Agriculture	20,496	21,235	(739)	(3.5)%
Construction	22,255	23,388	(1,133)	(4.8)%
Municipal	24,279	18,841	5,438	28.9%
Petroleum	7,004	5,801	1,203	20.7%
OEM	11,579	9,730	1,849	19.0%
Repair parts	20,039	17,698	2,341	13.2%
Total net sales	$168,182	$167,456	$726	0.4%

Net sales for the third quarter of 2024 were $168.2 million compared to net sales of $167.5 million for the third quarter of 2023, an increase of 0.4% or $0.7 million. The increase in sales was due to the impact of pricing increases taken in the first quarter of 2024 partially offset by a decrease in volume.

Sales increased $5.4 million in the municipal market due to domestic flood control and wastewater projects related to increased infrastructure investment, $2.3 million in the repair market also related to domestic flood control and wastewater projects, $1.8 million in the OEM market primarily related to computer cooling, and $1.2 million in the petroleum market primarily driven by increased international refueling applications. These increases were offset by a sales decrease of $4.4 million in the fire suppression market primarily resulting from backlog returning to more normal levels. Fire suppression sales in 2023 were up significantly compared to 2022 as the Company was working to return backlog and lead times to normal levels, which resulted in higher 2023 sales and a tougher year-over-year comparison for 2024. Sales for the third quarter of 2024 also decreased $3.8 million in the industrial market and $1.1 million in the construction market due to slower construction activity and $0.7 million in the agriculture market primarily driven by a significant decline in farm income.

Cost of Products Sold and Gross Profit

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Cost of products sold	$115,521	$119,322	$(3,801)	(3.2)%
% of Net sales	68.7%	71.3%
Gross Margin	31.3%	28.7%

Gross profit was $52.7 million for the third quarter of 2024, resulting in gross margin of 31.3%, compared to gross profit of $48.1 million and gross margin of 28.7% for the same period in 2023. The 260 basis point increase in gross margin included a 240 basis point improvement in cost of material, which consisted of a reduction in LIFO expense of 40 basis points and a 200 basis point improvement from the realization of selling price increases. The increase in gross margin also included a 20 basis point improvement on labor and overhead leverage.

Selling, General and Administrative (SG&A) Expenses

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Selling, general and administrative expenses	$25,675	$23,233	$2,442	10.5%
% of Net sales	15.3%	13.9%

SG&A expenses were $25.7 million and 15.3% of net sales for the third quarter of 2024 compared to $23.2 million and 13.9% of net sales for the same period in 2023. SG&A expenses increased due to payroll and payroll related costs, including healthcare costs, as well as increased selling activity.

Operating Income

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Operating Income	$23,885	$21,875	$2,010	9.2%
% of Net sales	14.2%	13.1%

Operating income was $23.9 million for the third quarter of 2024, resulting in an operating margin of 14.2%, compared to operating income of $21.9 million and operating margin of 13.1% for the same period in 2023. Operating margin in the third quarter of 2024 increased 110 basis points compared to the same period in 2023 primarily due to improved cost of material, partially offset by increased SG&A expenses.

Interest Expense

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Interest Expense	$7,766	$10,475	$(2,709)	(25.9)%
% of Net sales	4.6%	6.3%

Interest expense was $7.8 million for the third quarter of 2024 compared to $10.5 million for the same period in 2023. The decrease in interest expense was due primarily to a series of refinancing transactions the Company completed on May 31, 2024.

Net Income

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Income before income taxes	$16,060	$10,984	$5,076	46.2%
% of Net sales	9.5%	6.6%
Income taxes	$3,141	$2,006	$1,135	56.6%
Effective tax rate	19.6%	18.3%
Net income	$12,919	$8,978	$3,941	43.9%
% of Net sales	7.7%	5.4%
Earnings per share	$0.49	$0.34	$0.15	44.1%

The Company’s effective tax rate was 19.6% for the third quarter of 2024 compared to 18.3% for the third quarter of 2023.

Net income was $12.9 million, or $0.49 per share, for the third quarter of 2024 compared to net income of $9.0 million, or $0.34 per share, in the third quarter of 2023.

Adjusted EBITDA was $32.0 million and 19.0 % of sales for the third quarter of 2024 compared to $30.5 million and 18.2% of sales for the third quarter of 2023.

Nine Months Ended September 30, 2024 vs. Nine Months Ended September 30, 2023

Net Sales

The following table presents the Company’s disaggregated net sales by its end markets for the nine months ended September 30, 2024 and September 30, 2023:

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Industrial	$99,054	$103,886	$(4,832)	(4.7)%
Fire	92,742	109,211	(16,469)	(15.1)%
Agriculture	62,282	65,292	(3,010)	(4.6)%
Construction	65,592	66,723	(1,131)	(1.7)%
Municipal	70,668	55,831	14,837	26.6%
Petroleum	18,351	16,440	1,911	11.6%
OEM	31,420	28,223	3,197	11.3%
Repair parts	56,854	53,340	3,514	6.6%
Total net sales	$496,963	$498,946	$(1,983)	(0.4)%

Net sales for the first nine months of 2024 were $496.9 million compared to net sales of $498.9 million for the first nine months of 2023, a decrease of 0.4% or $2.0 million. The decrease in sales was due to a decrease in volume partially offset by the impact of pricing increases taken in the first quarter of 2024.

Sales increased $14.8 million in the municipal market due to domestic flood control and wastewater projects related to increased infrastructure investment, $3.5 million in the repair market also related to domestic flood control and wastewater projects, $3.2 million in the OEM market primarily related to computer cooling, and $1.9 million in the petroleum market primarily driven by increased international refueling applications. Offsetting these increases was a decrease of $16.5 million in the fire suppression market primarily resulting from backlog returning to more normal levels. Fire suppression sales in 2023 were up significantly compared to 2022 as the Company was working to return backlog and lead times to normal levels, which resulted in higher 2023 sales and a tougher year-over-year comparison for 2024. Fire suppression incoming orders for the first nine months of 2024 were up 3.5% when compared to the first nine months of 2023. Sales for the first nine months of 2024 also decreased $4.8 million in the industrial market, and $1.1 million in the construction market due to slower construction activity, and $3.0 million in the agriculture market primarily driven by significant declines in farm income.

Cost of Products Sold and Gross Profit

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Cost of products sold	$341,828	$353,631	$(11,803)	(3.3)%
% of Net sales	68.8%	70.9%
Gross Margin	31.2%	29.1%

Gross profit was $155.1 million for the first nine months of 2024, resulting in gross margin of 31.2%, compared to gross profit of $145.3 million and gross margin of 29.1% for the same period in 2023. The 210 basis point increase in gross margin included a 250 basis point improvement in cost of material, which consisted of a reduction in LIFO expense of 60 basis points, a favorable impact of 20 basis points related to the amortization of acquired Fill-Rite customer backlog which occurred in 2023 and did not reoccur in 2024, and a 170 basis point improvement from the realization of selling price increases. These improvements were partially offset by a 40 basis point increase in labor and overhead expenses as a percent of sales.

Selling, General and Administrative (SG&A) Expenses

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Selling, general and administrative expenses	$75,494	$70,664	$4,830	6.8%
% of Net sales	15.2%	14.2%

SG&A expenses were $75.5 million and 15.2% of net sales for the first nine months of 2024 compared to $70.7 million and 14.2% of net sales for the same period in 2023. SG&A expenses for the first nine months of 2024 included $1.3 million of refinancing transaction costs and a $1.1 million gain on the sale of a fixed asset. SG&A expenses increased due to payroll and payroll related costs, including healthcare costs, as well as increased selling activity.

Operating Income

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Operating Income	$70,363	$65,253	$5,110	7.8%
% of Net sales	14.2%	13.1%

Operating income was $70.4 million for the first nine months of 2024, resulting in an operating margin of 14.2%, compared to operating income of $65.3 million and operating margin of 13.1% for the same period in 2023. Operating margin in the first nine months of 2024 increased 110 basis points compared to the same period in 2023 primarily due to improved cost of material, partially offset by increased labor, overhead, and SG&A expenses.

Interest Expense

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Interest Expense	$26,886	$31,147	$(4,261)	(13.7)%
% of Net sales	5.4%	6.2%

Interest expense was $26.9 million for the first nine months of 2024 compared to $31.1 million for the same period in 2023. The decrease in interest expense was due primarily to a series of debt refinancing transactions the Company completed on May 31, 2024. In addition to reducing interest expense, the refinancing also extended and staggered the Company’s debt maturities. The Company upsized, amended, and extended the existing Senior Term Loan Facility from $350.0 million to $370.0 million, amended and extended the existing $100.0 million revolving Credit Facility, and issued $30.0 million in new 6.40% Senior Secured Notes. The proceeds from these transactions, as well as $10.0 million of cash on hand, were used to retire the Company’s $90.0 million unsecured Subordinated Credit Facility.

Other income (expense), net

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Other Income (Expense), net	$(6,662)	$(1,385)	$(5,277)	(381.0)%
% of Net sales	(1.3)%	(0.3)%

Other income (expense), net was $6.7 million of expense for the first nine months of 2024 compared to $1.4 million of expense for the same period in 2023. Other expense for the first nine months of 2024 included a $4.4 million write-off of unamortized previously deferred debt financing fees and a $1.8 million prepayment fee related to the early retirement of the unsecured Subordinated Credit Facility.

Net Income

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Income before income taxes	$36,815	$32,721	$4,094	12.5%
% of Net sales	7.4%	6.6%
Income taxes	$7,677	$6,746	$931	13.8%
Effective tax rate	20.9%	20.6%
Net income	$29,138	$25,975	$3,163	12.2%
% of Net sales	5.9%	5.2%
Earnings per share	$1.11	$0.99	$0.12	12.1%

The Company’s effective tax rate was 20.9% for the first nine months of 2024 compared to 20.6% for the first nine months of 2023.

Net income was $29.1 million, or $1.11 per share, for the first nine months of 2024 compared to net income of $26.0 million, or $0.99 per share, for the first nine months of 2023. Adjusted earnings per share for the first nine months of 2024 were $1.32 per share compared to $1.02 per share for the first nine months of 2023.

Adjusted EBITDA was $95.6 million and 19.2% of net sales for the first nine months of 2024 compared to $92.6 million and 18.6% of net sales for the first nine months of 2023.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Adjusted earnings:
Reported net income – GAAP basis	$12,919	$8,978	$29,138	$25,975
Amortization of acquired customer backlog	-	-	-	857
Write-off of unamortized previously deferred debt financing fees	-	-	3,506	-
Refinancing costs	-	-	2,413	-
Non-GAAP adjusted earnings	$12,919	$8,978	$35,057	$26,832

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Adjusted earnings per share:
Reported earnings per share – GAAP basis	$0.49	$0.34	$1.11	$0.99
Amortization of acquired customer backlog	-	-	-	0.03
Write-off of unamortized previously deferred debt financing fees	-	-	0.13	-
Refinancing costs	-	-	0.09	-
Non-GAAP adjusted earnings per share	$0.49	$0.34	$1.33	$1.02

Adjusted earnings before interest, taxes, depreciation and amortization:
Reported net income –GAAP basis	$12,919	$8,978	$29,138	$25,975
Interest expense	7,766	10,475	26,886	31,147
Provision for income taxes	3,141	2,006	7,677	6,746
Depreciation and amortization expense	6,884	7,038	20,973	21,196
Non-GAAP earnings before interest, taxes, depreciation and amortization	30,710	28,497	84,674	85,064
Amortization of acquired customer backlog	-	-	-	1,085
Write-off of unamortized previously deferred debt financing fees	-	-	4,438	-
Refinancing costs	-	-	3,055	-
Non-cash LIFO expense	1,318	1,974	3,445	6,414
Non-GAAP adjusted earnings before interest, taxes, depreciation and amortization	$32,028	$30,471	$95,612	$92,563

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and borrowings under our Credit Facility. Cash and cash equivalents totaled $39.7 million at September 30, 2024. The Company had an additional $98.7 million available under the revolving credit facility with no amounts borrowed and $1.3 million in outstanding letters of credit primarily related to customer orders. We believe we have adequate liquidity from funds on hand and borrowing capacity to execute our financial and operating strategy, as well as comply with debt obligation and financial covenants for at least the next 12 months.

As of September 30, 2024, the Company had $385.4 million in total debt outstanding with $30.0 million due in 2031 and the remainder due in 2029. The Company was in compliance with its debt covenants, including limits on additional borrowings and maintenance of certain operating and financial ratios, at September 30, 2024 and December 31, 2023. See “Note 9 – Financing Arrangements” in the Notes to Consolidated Financial Statements included in this Form 10-Q for a further description of our outstanding debt.

Capital expenditures for the first nine months of 2024 were $10.3 million and consisted primarily of machinery and equipment and building improvements. Capital expenditures for the full-year 2024 are presently planned to be approximately $18 - $20 million primarily for building improvements and machinery and equipment purchases, and are expected to be financed through internally-generated funds.

On October 24, 2024, the Board of Directors authorized the payment of a quarterly dividend of $0.185 per share on the common stock of the Company, payable December 10, 2024, to shareholders of record as of November 15, 2024. This will mark the 299th consecutive quarterly dividend paid by The Gorman-Rupp Company. The Company currently expects to continue its exceptional history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.

The Board of Directors has authorized a share repurchase program of up to $50.0 million of the Company’s common shares. The actual number of shares repurchased will depend on prevailing market conditions, alternative uses of capital and other factors, and will be determined at management’s discretion. The Company is not obligated to make any purchases under the program, and the program may be suspended or discontinued at any time. As of September 30, 2024, the Company had $48.1 million available for repurchase under the share repurchase program.

Financial Cash Flow

	Nine Months Ended September 30,
	2024	2023
Beginning of period cash and cash equivalents	$30,518	$6,783
Net cash provided by operating activities	60,574	71,659
Net cash used for investing activities	(8,031)	(16,309)
Net cash used for financing activities	(43,631)	(43,404)
Effect of exchange rate changes on cash	271	(540)
Net increase in cash and cash equivalents	$9,183	$11,406
End of period cash and cash equivalents	$39,701	$18,189

The decrease in cash provided by operating activities in the first nine months of 2024 compared to the same period last year was primarily due to working capital needs.

During the first nine months of 2024, investing activities of $8.0 million consisted of $10.3 million for capital expenditures primarily for machinery and equipment partially offset by $2.3 million in proceeds from the sale of property, plant, and equipment. During the first nine months of 2023, investing activities of $16.3 million consisted of $16.9 million for capital expenditures primarily for machinery and equipment.

Net cash used for financing activities of $43.6 million for the first nine months of 2024 primarily consisted of net payments on bank borrowings of $28.4 million and dividend payments of $14.2 million. Net cash used for financing activities of $43.4 million for the first nine months of 2023 primarily consisted of net payments on bank borrowings of $28.1 million, dividend payments of $13.7 million, and $1.0 million of payments in the surrender of common shares to cover taxes upon the vesting of stock awards.

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

Interest Rate Risk

The results of operations are exposed to changes in interest rates primarily with respect to borrowings under the Company’s Senior Term Loan Facility and Credit Facility. Borrowings under the Senior Term Loan Facility and Credit Facility may be made either at (i) a base rate plus the applicable margin, which ranges from 0.50% to 1.25%, or at (ii) an Adjusted Term SOFR Rate, plus the applicable margin, which ranges from 1.5% to 2.25%. At September 30, 2024, the Company had $355.4 million in borrowings under the Senior Term Loan Facility and no borrowings under the Credit Facility. As of June 30, 2024, the applicable interest rates under the Senior Secured Credit Agreement were Adjusted Term SOFR plus 2.25%.

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

The Company estimates that a hypothetical increase of 100 basis points in interest rates would increase interest expense by approximately $2.0 million on an annual basis.

Foreign Currency Risk

The Company’s foreign currency exchange rate risk is limited primarily to the Euro, Canadian Dollar, South African Rand and British Pound. The Company manages its foreign exchange risk principally through invoicing customers in the same currency as is used in the market of the source of products. The foreign currency transaction gains (losses) for the nine month period ending September 30, 2023 were ($0.5) million and are reported within Other (expense) income, net on the Consolidated Statements of Income. There were no foreign currency gains (losses) for the nine month period ending September 30, 2024.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer purchases of its common shares during the third quarter of 2024 were:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
July 1 to July 31, 2024	-	-	-	$48,067
August 1 to August 31, 2024	-	-	-	48,067
September 1 to September 30, 2024	-	-	-	48,067
Total	-	-	-	$48,067

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, each as defined in Item 408 of Regulation S-K.

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
Exhibit 101

Financial statements from the Quarterly Report on Form 10-Q of The Gorman-Rupp Company for the quarter ended September 30, 2024, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity, and (vi) the Notes to Consolidated Financial Statements.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Gorman-Rupp Company
(Registrant)
Date: October 28, 2024
	By:	/s/James C. Kerr
James C. Kerr
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)