Form 10-K
period 2024-12-31
GORMAN RUPP CO
filed 2025-03-03
CIK 42682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
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

The aggregate market value of the common shares, without par value, of The Gorman-Rupp Company held by non-affiliates based on the closing sales price as of June 30, 2024 was approximately $741,250,000.

On March 3, 2025, there were 26,227,540 common shares, without par value, of The Gorman-Rupp Company outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of The Gorman-Rupp Company’s definitive Notice of 2025 Annual Meeting of Shareholders and related Proxy Statement (to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K) are incorporated by reference into Part III (Items 10-14).

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

Such uncertainties include, but are not limited to, our estimates of future earnings and cash flows, general economic conditions and supply chain conditions and any related impact on costs and availability of materials, retention of supplier and customer relationships and key employees, and the ability to service and repay indebtedness. Other factors include, but are not limited to: company specific risk factors including (1) loss of key personnel; (2) intellectual property security; (3) growth through acquisitions; (4) the Company’s indebtedness and how it may impact the Company’s financial condition and the way it operates its business; (5) acquisition performance and integration; (6) impairment in the value of intangible assets, including goodwill; (7) defined benefit pension plan settlement expense; (8) LIFO inventory method; and (9) family ownership of common equity; and general risk factors including (10) continuation of the current and projected future business environment; (11) highly competitive markets; (12) availability and costs of raw materials and labor; (13) cybersecurity threats; (14) compliance with, and costs related to, a variety of import and export laws and regulations; (15) environmental compliance costs and liabilities; (16) exposure to fluctuations in foreign currency exchange rates; (17) conditions in foreign countries in which The Gorman-Rupp Company conducts business; (18) changes in our tax rates and exposure to additional income tax liabilities; and (19) risks described from time to time in our reports filed with the Securities and Exchange Commission. Except to the extent required by law, we do not undertake and specifically decline any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.

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

PRODUCTS

The Company operates in one business segment, the manufacture and sale of pumps and pump systems. The following table sets forth, for the years 2022 through 2024, the total net sales, income before income taxes and year-end total assets of the Company.

	(Dollars in thousands)
	2024	2023	2022
Net sales	$659,667	$659,511	$521,027
Income before taxes	50,493	43,961	13,872
Total assets	858,469	890,358	872,830

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

The Company’s pumps are also utilized for dewatering purposes. Additionally, pumps manufactured for fire suppression are used for sprinkler back-up systems, stand pipes, fog systems and deluge systems at hotels, banks, factories, airports, schools, public buildings and hundreds of other types of facilities throughout the world.

Many of the Company’s smallest pumps are sold to customers for incorporation into such products as food processing, chemical processing, medical applications, computer cooling, waste treatment, HVAC equipment, appliances and solar heating.

MARKETING

The Company’s pumps are marketed in the United States and worldwide through a broad network of distributors, through manufacturers’ representatives (for sales to certain original equipment manufacturers), through third-party distributor catalogs, direct sales, retailers, and e-commerce. The Company regularly seeks alliances with distributors and other partners to further enhance marketing opportunities. Export sales are made primarily through foreign distributors and representatives. The Company has long-standing relationships with many of the leading independent distributors in the markets it serves and provides specialized training programs to distributors on a regular basis with a focus on meeting the world’s water and wastewater pumping needs.

During 2024, 2023 and 2022, there were no shipments to any single customer that exceeded 10% of total net sales. Gorman-Rupp continued to actively pursue international business opportunities and, in 2024, shipped its pumps to approximately 140 countries around the world. No sales made to customers in any one foreign country amounted to more than 10% of total net sales for 2024, 2023 or 2022.

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

HUMAN CAPITAL

As of December 31, 2024, the Company employed approximately 1,450 persons, of whom approximately 770 were hourly employees. The majority of the Company’s manufacturing operations take place in the United States, as evidenced by 87% of its employees being in the Company’s U.S. locations and 13% of its employees being in its international locations.

Our approach is to develop talent from within and supplement with external hires. We invest resources to develop the talent needed to remain a leading designer and manufacturer of pumps and pump systems. We provide our employees with training opportunities and educational benefits to assist in the expansion of their careers and skills. This approach has resulted in a deep understanding among our employee base of our business, products, and customers.  We believe that our average tenure of 12 years, as of the end of 2024, reflects both the strong engagement of our employees and our positive workplace culture.  Approximately 7% of our employees operate under a collective bargaining agreement. The Company has never experienced a work stoppage.

We provide competitive compensation and benefits programs to help meet the needs of our employees.  In addition to salaries, these programs (which vary by country and region) include profit sharing, a 401(k) plan, medical insurance and benefits, health savings accounts, paid time off, and tuition assistance, among others.  Certain domestic employees hired prior to January 1, 2008, participate in a defined benefit plan.  Employees hired after this date, in eligible locations, participate in an enhanced 401(k) plan instead of the defined benefit plan.  To create performance incentives and to encourage share ownership by our employees, we have implemented an employee stock purchase plan, which enables eligible employees worldwide to purchase the Company’s common shares at a discount through payroll contributions. Because our business involves the manufacturing of products, many of our employees are unable to work from home. For certain positions, we do provide hybrid work from home options.

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

Intellectual property security

The Company possesses a wide array of intellectual property rights, including patents, trademarks, copyrights, and applications for the above, as well as other proprietary information. There is a risk that third parties would attempt to copy, in full or in part, the Company’s products, technologies or industrial designs, or to obtain unauthorized access and use of Company technological know-how or other protected intellectual property rights. Also, other companies could successfully develop technologies, products or industrial designs similar to the Company’s, and thus potentially compete with the Company. From time to time, the Company has been faced with instances where competitors have infringed or unfairly used its intellectual property or taken advantage of its design and development efforts. The ability to protect and enforce intellectual property rights varies across jurisdictions. Competitors have attempted, and may in the future attempt to copy the Company’s products, technologies or industrial designs are becoming more prevalent, particularly in Asia. If the Company is unable to adequately enforce and protect its intellectual property rights, it could adversely affect its revenues and profits and hamper its ability to grow.

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

Defined benefit pension plan settlement expense

The Company sponsors a defined benefit pension plan (“GR Plan”) covering certain domestic employees and accrues amounts for funding of its obligations under the plan. The GR Plan allows eligible retiring employees to receive a lump-sum distribution for benefits earned in lieu of annual payments and most of the Company’s eligible retirees historically have elected this option. Under applicable accounting rules, if the lump-sum distributions made for a plan year exceed an actuarially-determined threshold of the total of the service cost and interest cost for the plan year, the Company at such point would be required to recognize for that year’s results of operations settlement expense for the resulting unrecognized actuarial loss. The Company has been required to make such adjustments in prior periods, and, if such non-cash adjustments are necessary in future periods, they may negatively impact the Company’s operating results.

There was no pension settlement charge recorded in 2024 or 2023. In 2022, the Company recorded pre-tax non-cash pension settlement charges of $6.4 million, driven by lump-sum distributions discussed above. See Note 9 to the Consolidated Financial Statements, Pensions and Other Postretirement Benefits.

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

In 2024, 2023, and 2022, the Company recorded pre-tax non-cash LIFO expense of $5.1 million, $6.9 million, and $18.0 million, respectively. See Note 4 to the Consolidated Financial Statements, Inventories.

As of December 31, 2024 the Company had a LIFO reserve of $100.2 million, which at the current U.S. Corporate tax rate, represents approximately $21.0 million of income taxes, payment of which is delayed to future dates based upon changes in inventory costs. From time-to-time, discussions regarding changes in U.S. tax laws have included the potential of LIFO being repealed. Should LIFO be repealed, the $21.0 million of postponed taxes, plus any future benefit realized prior to the date of repeal, would likely have to be repaid over some period of time. Repayment of these postponed taxes will reduce the amount of cash that we would have available to fund our operations, working capital, capital expenditures, acquisitions, or general corporate or other business activities. This could materially and adversely affect our business, financial condition and results of operations.

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

The effects of recent executive actions and executive orders by the President in connection with, among other areas, energy production, trade, immigration and administrative agencies, as well as any tandem regulatory changes pursued by the current administration, are highly uncertain and may adversely impact our business.

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

Availability and costs of raw materials and labor

The Company could be adversely affected by raw material price volatility or an inability of its suppliers to meet quality and delivery requirements. We are required to maintain sufficient inventories to accommodate the needs of our customers, often with short lead times. Our business could be adversely affected if we fail to source and maintain adequate inventory levels. Raw material and energy expenses are substantial drivers of costs in the manufacture of pumps and changes in these costs are often unpredictable. While the Company manufactures certain parts and components used in its products, the Company’s business requires substantial amounts of raw materials, parts and components to be purchased from suppliers. The availability and prices of raw materials, parts and components purchased from the Company’s suppliers may be subject to curtailment or change due to, among other things, suppliers’ allocations to other purchasers, interruptions or delays in production or deliveries by suppliers, changes in exchange rates, tariffs, changes in duty rates and changes in other trade barriers and import and export licensing requirements. The effects of international trade conflicts between the U.S. and its global trade partners including, without limitation, China, Mexico and Canada, may have an adverse impact on economic conditions, and commodity and raw materials pricing and availability.

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

These considerations may also impact the operations of the Company’s suppliers, who may seek to pass along any increased costs to the Company. Inflationary economic conditions and tariffs may further increase these various costs. The Company may not be able to pass along any increased material or labor costs to customers for competitive or other reasons. A change in the availability of, or increases in the costs associated with raw materials, parts and components or labor and workforce could affect our ability to fulfill our customer backlog and materially affect our business, financial condition, results of operations or cash flows.

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

Artificial intelligence presents risks and challenges that can impact our business

Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. We work with vendors that incorporate artificial intelligence tools into their offerings and the providers of these artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If we, our vendors, or our third-party partners experience an actual or perceived breach or privacy or security incident because of the use of generative artificial intelligence, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information and adversely impact our business.

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

Environmental compliance costs and liabilities

The Company’s operations and properties are subject to numerous domestic and foreign environmental laws and regulations which can impose operating and/or financial sanctions for violations. Moreover, environmental and sustainability initiatives, practices, rules and regulations are under increasing scrutiny of both governmental and non-governmental bodies and may compel the Company to implement changes to its operational practices, standards and expectations and, in turn, increase the Company’s compliance costs. Periodically, the Company has incurred, and it expects to continue to incur, operating and capital costs to comply with environmental requirements. The Company monitors its environmental responsibilities, together with trends in the related laws, and believes it is in substantial compliance with current regulations. If the Company incurs increased compliance costs or violates environmental laws or regulations, future environmental compliance expenditures or liabilities could have a material adverse effect on our financial condition, results of operations or cash flows.

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

Conditions in foreign countries in which the Company conducts business

In 2024, 25% of the Company’s net sales were to customers outside the United States. The Company expects its international and export sales to continue to be a significant portion of its revenue. The Company’s sales from international operations and export sales, and the availability and prices of certain raw materials, parts, and components, are subject, in varying degrees, to risks inherent to doing business outside the United States. These risks include, but are not limited to, the following, some of which are further addressed in our other Risk Factors:

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

In particular, the effects on the global economy from international trade conflicts between the U.S. and its global trade partners including, without limitation, China, Mexico and Canada, and any escalation or broadening of armed conflicts in Ukraine and the Middle East, including attacks on shipping vessels in key shipping routes, are uncertain. Any of these events or those referenced above could have an adverse impact on the Company’s business and operations.

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

Risk management and strategy

The Company continues to build its culture of security and has integrated cybersecurity risk management into our broader enterprise risk management process. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes and operational practices. Our information technology department, including employees dedicated to the area of cybersecurity risk management, works closely with our senior management team to continuously evaluate and address cybersecurity risks in alignment with our business objectives and operational needs. Employees within the information technology department that are focused on cybersecurity attend periodic external training to stay current on potential cybersecurity risks and threats and how to best protect the Company from these risks and threats.

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

In addition to the employee training program, the Company has created an information security incident response policy and team. The response team includes the Executive Officers of the Company, the Vice President of Information Technology, the Manager of IT Security, the Vice President of Human Resources and other functional and operational area experts as needed. The risks related to cybersecurity, including the effectiveness of our training programs, are monitored on an ongoing basis by our information technology department and external service providers. In addition, to assess the incident response policy, annually the Company conducts cybersecurity incident response training exercises to evaluate the effectiveness of the Company’s cybersecurity incident response strategies and tactics.

The Company recognizes the complexity and evolving nature of cybersecurity threats. The Company utilizes a number of third-party software solutions, including full-time external monitoring, that are intended to detect and prevent potential cybersecurity threats. In addition, Gorman-Rupp engages with a range of external experts, including cybersecurity assessors, consultants, and auditors, in evaluating and testing our risk management systems. These external experts leverage their specialized knowledge and insights on cybersecurity to assess and enhance our internal policies and processes through regular audits, threat assessments, and consultation on security enhancements and strategies.

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

Properties	Approximate Sq Footage	Principal Use	Markets Served	Owned/ Leased	Utilization
United States
Bellville, OH	98,000	Manufacturing, R&D	Industrial, OEM	Owned	Partial
Fort Wayne, IN	125,000	Manufacturing, R&D	Industrial, agriculture, construction	Owned	Partial
Glendale, AZ	32,000	Manufacturing, R&D	Industrial, agriculture, municipal, petroleum, OEM	Owned	Partial
Lenexa, KS	142,000	Manufacturing	Industrial, agriculture, construction	Leased	Partial
Lubbock, TX	60,000	Manufacturing	Industrial, agriculture, municipal, petroleum, OEM	Owned	Partial
Mansfield, OH (2 properties)	970,000	Corporate HQ, Manufacturing, R&D	Industrial, construction, municipal, petroleum, OEM	Owned	Partial
Olive Branch, MS	62,000	Manufacturing	Industrial, agriculture, municipal, petroleum, OEM	Owned	Partial
Royersford, PA (2 properties)	120,000	Manufacturing	Industrial, agriculture, construction, municipal, OEM	Owned	Partial
Toccoa, GA	295,000	Manufacturing, R&D	Industrial, fire, municipal	Owned	Partial

Other Countries
County Westmeath, Ireland	42,000	Manufacturing	Industrial, fire, municipal	Owned	Partial
Waardenburg, The Netherlands	41,000	Manufacturing	Industrial, agriculture, construction, municipal, petroleum, OEM	Owned	Partial
St. Thomas, Ontario, Canada	63,000	Manufacturing	Industrial, agriculture, construction, municipal, petroleum, OEM	Owned	Partial
Johannesburg, South Africa	38,000	Manufacturing	Industrial, agriculture, construction, municipal, petroleum, OEM	Owned	Partial
Namur, Belgium	18,000	Manufacturing	Industrial, agriculture, construction, municipal, petroleum, OEM	Owned	Partial

ITEM 3.	LEGAL PROCEEDINGS

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Jeffrey S. Gorman transitioned from Executive Chairman to Chairman on January 3, 2025. The following table sets forth certain information with respect to the executive officers of the Company as of January 31, 2025:

Name	Age	Office	Date Elected to Executive Office Position
Scott A. King	50	President and Chief Executive Officer	2019
James C. Kerr	62	Executive Vice President and Chief Financial Officer	2017
Brigette A. Burnell	49	Executive Vice President, General Counsel and Corporate Secretary	2014

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

The Company’s Common Stock is listed on the New York Stock Exchange under the ticker symbol “GRC”. On February 1, 2025, there were 1,534 registered holders of the Company’s common shares.

The Company currently expects to continue its exceptional history of paying regular quarterly dividends, and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on an assessment of the Company’s financial condition and business outlook at the applicable time.

PERFORMANCE GRAPH

The following stock price performance graph and related table compares the cumulative total returns (assuming reinvestment of dividends) on $100 invested on December 31, 2019 through December 31, 2024 in the Company’s common shares, the NYSE Composite Index, the NYSE American Index and a peer group of companies in the SIC Code 3561 Index — Pumps and Pumping Equipment. The stock price performance graph and related table is not necessarily indicative of future investment performance. This graph is not deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the graph shall not be deemed to be incorporated by reference into any prior or subsequent filing by us under the Securities Act of 1933, as amended, or the Exchange Act.

	2019	2020	2021	2022	2023	2024
The Gorman-Rupp Company	100.00	88.13	123.11	72.40	102.89	111.97
NYSE Composite	100.00	106.99	129.12	117.04	133.16	154.20
NYSE American	100.00	92.49	134.26	162.00	179.98	183.58
SIC Code 3561	100.00	117.82	137.83	125.41	143.84	152.38

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

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
October 1 to October 31, 2024	-	-	-	$48,067
November 1 to November 30, 2024	-	-	-	48,067
December 1 to December 31, 2024	-	-	-	48,067
Total	-	-	-	$48,067

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company’s backlog of orders was $206.0 million at December 31, 2024 compared to $218.1 million at December 31, 2023, a decrease of 5.6%. Approximately 90% of the Company’s backlog of unfilled orders is scheduled to be shipped during 2025, with the remainder principally during the first half of 2026.

Incoming orders for the year ending December 31, 2024, were $659.3 million, an increase of 6.8%, compared to 2023.

On January 24, 2025, the Board of Directors authorized the payment of a quarterly dividend of $0.185 per share, representing the 300th consecutive quarterly dividend to be paid by the Company. During 2024, the Company again paid increased dividends and thereby attained its 52nd consecutive year of increased dividends. These consecutive years of increases continue to position Gorman-Rupp in the top 50 of all U.S. public companies with respect to number of years of increased dividend payments. The regular dividend yield at December 31, 2024 was 1.9%.

The Company currently expects to continue its exceptional history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.

Outlook

Strong incoming orders in 2024 and a healthy backlog as of December 31, 2024 position us well to begin the new year.   We remain well positioned to benefit from infrastructure spending and the strong demand for flood control and storm water management. We remain focused on delivering long-term profitable growth.

Results of Operations – Year ended December 31, 2024 compared to year ended December 31, 2023:

Net Sales

End Market	2024	2023	$ Change	% Change
Industrial	$131,479	$136,978	$(5,499)	(4.0%)
Fire	121,418	143,551	(22,133)	(15.4%)
Agriculture	82,224	83,053	(829)	(1.0%)
Construction	85,149	86,996	(1,847)	(2.1%)
Municipal	100,019	78,528	21,491	27.4%
Petroleum	24,188	23,168	1,020	4.4%
OEM	40,343	37,708	2,635	7.0%
Repair parts	74,847	69,529	5,318	7.6%
Total net sales	$659,667	$659,511	$156	0.1%

Net sales for 2024 were $659.7 million compared to net sales of $659.5 million for 2023, an increase of 0.1% or $0.2 million. The increase in sales was due primarily to the impact of pricing increases taken in the first quarter of 2024.

Sales increased $21.5 million in the municipal market and $5.3 million in the repair market due to domestic flood control and wastewater projects related to increased infrastructure investment, $2.6 million in the OEM market primarily related to computer cooling, and $1.0 million in the petroleum market primarily driven by increased international refueling applications. Offsetting these increases was a decrease of $22.1 million in the fire suppression market primarily resulting from backlog returning to more normal levels. Fire suppression sales in 2023 were up significantly compared to 2022 as the Company was working to return backlog and lead times to normal levels, which resulted in higher 2023 sales and a tougher year-over-year comparison for 2024. Fire suppression incoming orders for 2024 were up 1.5% when compared to 2023. Sales in 2024 also decreased $5.5 million in the industrial market and $1.8 million in the construction market, and $0.8 million in the agriculture market.

Cost of Products Sold and Gross Profit

	2024	2023	$ Change	% Change
Cost of products sold	$455,339	$463,258	$(7,919)	(1.7%	)
% of Net sales	69.0%	70.2%
Gross margin	31.0%	29.8%

Gross profit was $204.3 million for 2024, resulting in gross margin of 31.0%, compared to gross profit of $196.3 million and gross margin of 29.8% in 2023. The 120 basis point increase in gross margin included a 200 basis point improvement in cost of material, which consisted of a reduction in LIFO expense of 30 basis points, a favorable impact of 20 basis points related to the amortization of acquired Fill-Rite customer backlog which occurred in 2023 and did not reoccur in 2024, and a 150 basis point improvement from the realization of selling price increases. These improvements were partially offset by an 80 basis point increase in labor and overhead expenses as a percent of sales driven by increased healthcare costs.

Selling, General and Administrative (SG&A) Expenses

	2024	2023	$ Change	% Change
Selling, general and administrative expenses	$100,506	$96,660	$3,846	4.0%
% of Net sales	15.2%	14.7%

SG&A expenses were $100.5 million and 15.2% of net sales in 2024 compared to $96.7 million and 14.7% of net sales in 2023. SG&A expenses for 2024 included $1.3 million of refinancing transaction costs and a $1.1 million gain on the sale of a fixed asset. SG&A expenses increased due to healthcare costs, as well as increased selling activity.

Operating Income

	2024	2023	$ Change	% Change
Operating Income	$91,443	$87,041	$4,402	5.1%
% of Net sales	13.9%	13.2%

Operating income was $91.4 million for 2024, resulting in an operating margin of 13.9%, compared to operating income of $87.0 million and operating margin of 13.2% in 2023. Operating margin in 2024 increased 70 basis points compared to the same period in 2023 primarily due to improved cost of material, partially offset by increased labor, overhead, and SG&A expenses.

Interest Expense

	2024	2023	$ Change	% Change
Interest Expense	$33,621	$41,273	$(7,652)	(18.5%	)
% of Net sales	5.1%	6.3%

Interest expense was $33.6 million for 2024 compared to $41.3 million in 2023. The decrease in interest expense was due to a series of debt refinancing transactions the Company completed on May 31, 2024 as well as a decrease in outstanding debt. In addition to reducing interest expense, the refinancing also extended and staggered the Company’s debt maturities. The Company upsized, amended, and extended the existing Senior Term Loan Facility from $350.0 million to $370.0 million, amended and extended the existing $100.0 million revolving Credit Facility, and issued $30.0 million in new 6.40% Senior Secured Notes. The proceeds from these transactions, as well as $10.0 million of cash on hand, were used to retire the Company’s $90.0 million unsecured Subordinated Credit Facility.

Other Income (Expense), net

	2024		2023		$ Change	% Change
Other income (expense), net	$(7,329)		$(1,807)		$(5,522)	(305.6%	)
% of Net sales	(1.1%	)	(0.3%	)

Other income (expense), net was $7.3 million of expense for 2024 compared to $1.8 million of expense in 2023. Other expense for 2024 included a $4.4 million write-off of unamortized previously deferred debt financing fees and a $1.8 million prepayment fee related to the early retirement of the unsecured Subordinated Credit Facility.

Net Income

	2024	2023	$ Change	% Change
Income before income taxes	$50,493	$43,961	$6,532	14.9%
% of Net sales	7.7%	6.7%
Income taxes	$10,378	$9,010	$1,368	15.2%
Effective tax rate	20.6%	20.5%
Net income	$40,115	$34,951	$5,164	14.8%
% of Net sales	6.1%	5.3%
Earnings per share	$1.53	$1.34	$0.19	14.2%
Adjusted earnings per share	$1.75	$1.37	$0.38	27.7%

Net income was $40.1 million, or $1.53 per share, for 2024 compared to net income of $35.0 million, or $1.34 per share, for 2023. Adjusted earnings per share for 2024 were $1.75 per share compared to $1.37 per share for 2023. Adjusted earnings per share is a non-GAAP financial measure, please see “Non-GAAP Financial Information” below.

The Company’s effective tax rate was 20.6% for 2024 compared to 20.5% for 2023. We expect our effective tax rate for 2025 to be between 20.0% and 22.0%.

Results of Operations – Year ended December 31, 2023 compared to year ended December 31, 2022:

Information pertaining to fiscal year 2022 was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 beginning on page 15 under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed with the SEC on March 8, 2023.

Non-GAAP Financial Information:

This discussion of Results of Operations includes certain non-GAAP financial data and measures such as adjusted earnings, adjusted earnings per share, and adjusted earnings before interest, taxes, depreciation and amortization.  Adjusted earnings is earnings excluding non-cash pension settlement charges, one-time acquisition costs, amortization of step up in value of acquired inventories, amortization of customer backlog, write-off of unamortized previously deferred debt financing fees, and refinancing costs. Adjusted earnings per share is earnings per share excluding non-cash pension settlement charges per share, one-time acquisition costs per share, amortization of step up in value of acquired inventories per share, amortization of customer backlog per share, write-off of unamortized previously deferred debt financing fees, and refinancing costs. Adjusted earnings before interest, taxes, depreciation and amortization is net income (loss) excluding interest, taxes, depreciation and amortization, adjusted to exclude non-cash pension settlement charges, one-time acquisition costs, amortization of step up in value of acquired inventories, amortization of customer backlog, write-off of unamortized previously deferred debt financing fees, refinancing costs, and non-cash LIFO expense. Management utilizes these adjusted financial data and measures to assess comparative operations against those of prior periods without the distortion of non-comparable factors. The inclusion of these adjusted measures should not be construed as an indication that the Company’s future results will be unaffected by unusual or infrequent items or that the items for which the Company has made adjustments are unusual or infrequent or will not recur. Further, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which method they may elect. The Gorman-Rupp Company believes that these non-GAAP financial data and measures also will be useful to investors in assessing the strength of the Company’s underlying operations from period to period. These non-GAAP financial measures are not intended to replace GAAP financial measures, and they are not necessarily standardized or comparable to similarly titled measures used by other companies. Provided below is a reconciliation of adjusted earnings, adjusted earnings per share, and adjusted earnings before interest, taxes, depreciation and amortization.

	2024	2023	2022
Adjusted earnings:
Reported net income – GAAP basis	$40,115	$34,951	$11,195
Pension settlement charge	-	-	5,216
One-time acquisition costs	-	-	5,752
Amortization of step up in value of acquired inventories	-	-	1,141
Amortization of acquired customer backlog	-	863	1,231
Write-off of unamortized previously deferred debt financing fees	3,506	-	-
Refinancing costs	2,413	-	-
Non-GAAP adjusted earnings	$46,034	$35,814	$24,535

	2024	2023	2022
Adjusted earnings per share:
Reported earnings per share - GAAP basis	$1.53	$1.34	$0.43
Pension settlement charge	-	-	0.20
One-time acquisition costs	-	-	0.22
Amortization of step up in value of acquired inventories	-	-	0.04
Amortization of acquired customer backlog	-	0.03	0.05
Write-off of unamortized previously deferred debt financing fees	0.13	-	-
Refinancing costs	0.09	-	-
Non-GAAP adjusted earnings per share	$1.75	$1.37	$0.94

	2024	2023	2022
Adjusted earnings before interest, taxes, depreciation and amortization:
Reported net income - GAAP basis	$40,115	$34,951	$11,195
Interest expense	33,621	41,273	19,240
Provision for income taxes	10,378	9,010	2,677
Depreciation and amortization	27,897	28,496	21,158
Non-GAAP earnings before interest, taxes, depreciation and amortization	112,011	113,730	54,270
Pension settlement charge	-	-	6,427
One-time acquisition costs	-	-	7,088
Amortization of step up in value of acquired inventories	-	-	1,406
Amortization of acquired customer backlog	-	1,085	1,517
Write-off of unamortized previously deferred debt financing fees	4,438	-	-
Refinancing costs	3,055	-	-
Non-cash LIFO expense	5,142	6,891	18,041
Non-GAAP adjusted earnings before interest, taxes, depreciation and amortization	$124,646	$121,706	$88,749

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and borrowings under our revolving credit facility. Cash and cash equivalents totaled $24.2 million at December 31, 2024. The Company had $98.9 million of borrowing capacity available under the revolving credit facility after deducting $1.1 million in outstanding letters of credit primarily related to customer orders. See Note 5 - Financing Arrangements in the Notes to our Consolidated Financial Statements.

As of December 31, 2024, the Company had $340.8 million in debt outstanding due in 2029 and $30.0 million due in 2031. The Company was in compliance with its debt covenants, including limits on additional borrowings and maintenance of certain operating and financial ratios, at December 31, 2024.

Capital expenditures in 2024 were $14.3 million and consisted primarily of machinery and equipment and building improvements. Capital expenditures for 2025, which are expected to consist principally of machinery and equipment purchases, are estimated to be approximately $20.0 million and are expected to be financed through cash from operations. During 2024, 2023 and 2022, the Company financed its capital improvements and working capital requirements principally through internally generated funds.

The Company contributed $5.1 million to its defined benefit pension plans in 2024 and expects to contribute up to $2.9 million to its defined benefit pension plan in 2025.

Financial Cash Flow

	Year Ended December 31,
	2024	2023	2022
Beginning of period cash and cash equivalents	$30,518	$6,783	$125,194
Net cash provided by operating activities	69,830	98,225	13,685
Net cash used for investing activities	(11,866)	(20,163)	(545,673)
Net cash received from (used for) financing activities	(63,137)	(54,527)	414,113
Effect of exchange rate changes on cash	(1,132)	200	(536)
Net increase (decrease) in cash and cash equivalents	(6,305)	23,735	(118,411)
End of period cash and cash equivalents	$24,213	$30,518	$6,783

The decrease in cash provided by operating activities in 2024 compared to 2023 was primarily due to the timing of deferred revenue and customer deposits and accrued liabilities and expenses. The increase in cash provided by operating activities in 2023 compared to 2022 was primarily due increased earnings before depreciation, amortization, and LIFO expense, and improved cash flow from working capital management.

During 2024, net cash used for investing activities of $11.9 million consisted primarily of $14.3 million used for capital expenditures, largely related to machinery and equipment partially offset by $2.5 million in proceeds from the sale of property, plant, and equipment. During 2023, net cash used for investing activities of $20.2 million consisted primarily of $20.8 million used for capital expenditures, largely related to machinery and equipment. During 2022, net cash used for investing activities of $545.7 million consisted primarily of $528.0 million for the acquisition of Fill-Rite and $18.0 million for capital expenditures, largely related to machinery and equipment.

During 2024, net cash used for financing activities of $63.1 million consisted primarily of net payments on bank borrowings of $43.0 million and dividend payments of $19.0 million. During 2023, net cash used for financing activities of $54.5 million consisted primarily of net payments on bank borrowings of $34.5 million, dividend payments of $18.4 million and $1.0 million of payments in the surrender of common shares to cover taxes upon the vesting of stock awards. During 2022, net cash received from financing activities of $414.1 million consisted primarily of proceeds from the Senior Secured Term Loan Facility of $350.0 million, $90.0 million from the unsecured Subordinated Credit Facility, and $17.0 million from the revolving Credit Facility. Partially offsetting these proceeds were debt issuance fees paid of $15.2 million, dividend payments of $17.9 million, payments on borrowings of $8.9 million and share repurchases of $0.9 million during 2022.

Maturities of long-term debt in the next five fiscal years, and the remaining years thereafter, are as follows:

2025	2026	2027	2028	2029	Thereafter	Total
$18,500	$23,125	$32,375	$37,000	$229,750	$30,000	$370,750

The Company was in compliance with its debt covenants, including limits on additional borrowings and maintenance of certain operating and financial ratios at December 31, 2024 and December 31, 2023. We believe we have adequate liquidity from funds on hand and borrowing capacity to execute our financial and operating strategy, as well as comply with debt obligations and financial covenants for at least the next 12 months.

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

Contractual Obligations

Capital commitments in the table below include contractual commitments to purchase machinery and equipment that have been approved by the Board of Directors. The capital commitments do not represent the entire anticipated purchases in the future but represent only those substantive items for which the Company is contractually obligated as of December 31, 2024. Also, the Company has operating leases and financing leases for certain offices, manufacturing facilities, land, office equipment and automobiles. Rental expenses relating to these leases were $3.6 million in 2024, $2.8 million in 2023, and $1.4 million in 2022.

The following table summarizes the Company’s contractual obligations at December 31, 2024:

	Payment Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital commitments	$3,506	$3,161	$345	$-	$-
Leases	38,762	2,774	4,532	3,628	27,828
Total	$42,268	$5,935	$4,877	$3,628	$27,828

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

The discount rates used to value pension plan obligations were 5.3% at December 31, 2024 and 4.7% at December 31, 2023. The discount rates used to value postretirement obligations were 5.4% at December 31, 2024 and 4.9% at December 31, 2023. The discount rates were determined by constructing a zero-coupon spot yield curve derived from a universe of high-quality bonds as of the measurement date. The expected rate of return on pension assets is designed to be a long-term assumption that will be subject to year-to-year variability. The rate for 2024 was 7.2% and for 2023 was 6.2%. Actual pension plan asset performance will either reduce or increase unamortized losses included in Accumulated other comprehensive loss, which will ultimately affect net income. The assumed rate of compensation increase was 3.5% in both 2024 and 2023.

Substantially all eligible retirees elect to take lump sum settlements of their pension plan benefits. When interest rates are low, this subjects the Company to the risk of exceeding an actuarial threshold computed on an annual basis and triggering a GAAP-required non-cash pension settlement loss, which occurred in 2022.

The assumption used for the rate of increase in medical costs over the next five years was 4.8% in 2024 and 5.0% in 2023.

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

The Company performed qualitative analyses as of October 1, 2024 and 2023 for all of its reporting units except for National Pump Company (“National”) and Fill-Rite, concluding that it was more likely than not that the fair value of the reporting units exceeded the respective carrying amounts.

The Company performed a quantitative impairment analysis as of October 1, 2024 for National and Fill-Rite reporting units and concluded that the fair value of each reporting unit exceeded its carrying value and therefore was not impaired. A sensitivity analysis was performed for each reporting unit, assuming a hypothetical 100 basis point decrease in the expected long-term growth rate or a hypothetical 100 basis point increase in the weighted average cost of capital, and both scenarios independently yielded an estimated fair value above carrying value. If National or Fill-Rite fail to experience growth or revise their long-term projections downward, they could be subject to impairment charges in the future. Goodwill relating to the National reporting unit is $13.6 million, or 1.6% of the Company’s December 31, 2024 total assets, and goodwill relating to the Fill-Rite reporting unit is $230.7 million, or 26.9% of the Company’s December 31, 2024 total assets. See Note 10 to the Consolidated Financial Statements, Goodwill and Other Intangible Assets.

Other indefinite-lived intangible assets primarily consist of trademarks and trade names. The fair value of these assets is also tested annually for impairment as of October 1, or whenever events or changes in circumstances indicate there may be a possible permanent loss of value. The fair value of these assets is determined using a royalty relief methodology similar to that employed when the associated assets were acquired, but using updated estimates of future sales, cash flows and profitability. For 2024 and 2023, the fair value of all indefinite lived intangible assets exceeded the respective carrying values.

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

The excess of the acquisition price over estimated fair values is recorded as goodwill. Goodwill is adjusted for any changes to acquisition date fair value amounts made within the measurement period. Acquisition-related transaction costs are recognized separately from the business combination and expensed as incurred. See Note 2 to the Consolidated Financial Statements, Acquisitions.

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

Interest Rate Risk

The results of operations are exposed to changes in interest rates primarily with respect to borrowings under the Company’s Senior Term Loan Facility and Credit Facility. Borrowings under the Senior Term Loan Facility and Credit Facility may be made either at (i) a base rate plus the applicable margin, which ranges from 0.50% to 1.25%, or at (ii) an Adjusted Term SOFR Rate, plus the applicable margin, which ranges from 1.5% to 2.25%. At December 31, 2024, the Company had $340.8 million in borrowings under the Senior Term Loan Facility and no borrowings under the Credit Facility. As of December 31, 2024, the applicable interest rates under the Senior Secured Credit Agreement were Adjusted Term SOFR plus 2.0%. See Note 5 - Financing Arrangements in the notes to our Consolidated Financial Statements.

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

The Company estimates that a hypothetical increase of 100 basis points in interest rates would increase interest expense by approximately $1.9 million on an annual basis.

Foreign Currency Risk

The Company’s foreign currency exchange rate risk is limited primarily to the Euro, Canadian Dollar, South African Rand and British Pound. The Company manages its foreign exchange risk principally through invoicing customers in the same currency as is used in the market of the source of products. The foreign currency transaction gains (losses) for 2024, 2023 and 2022 were $(0.4) million, $(0.4) million and $0.2 million, respectively, and are reported within Other (expense) income, net on the Consolidated Statements of Income.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Gorman-Rupp Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Gorman-Rupp Company (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 3, 2025 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fill-Rite Goodwill Impairment Analysis

Description of the Matter

At December 31, 2024, the Company’s total goodwill was $257.6 million, of which, $230.7 million related to the Fill-Rite reporting unit. As discussed in Note 1 and Note 10 of the consolidated financial statements, goodwill is tested for impairment at least annually on October 1 at the reporting unit level, or when events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performed a quantitative analysis for the annual impairment testing of the Fill-Rite reporting unit using both a market approach and a discounted cash flow model to estimate the fair value of the reporting unit.

Auditing the Company’s Fill-Rite quantitative goodwill impairment analysis was complex and highly judgmental due to the significant estimation required in determining the fair value of the reporting unit. In particular, the fair value estimate using the discounted cash flow model was sensitive to significant assumptions such as the discount rate, discrete revenue growth rates, and profitability assumptions. Elements of these significant assumptions are forward-looking and could be affected by future economic conditions and/or changes in customer preferences.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Fill-Rite reporting unit goodwill impairment analysis process, including controls over the significant assumptions mentioned above.

To test the estimated fair value used in the Fill-Rite reporting unit goodwill impairment analysis, we performed audit procedures that included, among others, assessing the fair value methodologies and testing the significant assumptions discussed above and the underlying data used in the analysis. For example, we compared the significant assumptions used by management to current industry and economic trends, changes to the Company’s business model, and other relevant factors, as applicable. We assessed the historical accuracy of management’s estimates. We also performed sensitivity analyses of significant assumptions, including the discount rate, discrete revenue growth rates, and profitability assumptions, to evaluate the changes in fair value that would result from changes in the assumptions and the potential impact on the Company’s conclusion of whether the goodwill was impaired. In addition, we involved our valuation specialist to assist with our evaluation of the methodology used by the Company and significant assumptions, including the discount rate.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since at least 1967, but we are unable to determine the specific year.

Cleveland, Ohio

March 3, 2025

The Gorman-Rupp Company

Consolidated Statements of Income

	Year Ended December 31,
(Dollars in thousands, except share and per share amounts)	2024	2023	2022

Net sales	$659,667	$659,511	$521,027
Cost of products sold	455,339	463,258	390,090
Gross profit	204,328	196,253	130,937
Selling, general and administrative expenses	100,506	96,660	83,117
Amortization expense	12,379	12,552	7,637
Operating income	91,443	87,041	40,183
Interest expense	(33,621)	(41,273)	(19,240)
Other income (expense), net	(7,329)	(1,807)	(7,071)
Income before income taxes	50,493	43,961	13,872
Provision from income taxes	10,378	9,010	2,677
Net income	$40,115	$34,951	$11,195

Earnings per share	$1.53	$1.34	$0.43
Average number of shares outstanding.	26,219,291	26,174,174	26,089,976

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022

Net income	$40,115	$34,951	$11,195

Cumulative translation adjustments	(3,024)	931	(2,768)
Cash flow hedging activity, net of tax	966	(452)	(617)
Pension and postretirement medical liability adjustments, net of tax	1,552	(942)	9,241
Other comprehensive income (loss)	(506)	(463)	5,856
Comprehensive income	$39,609	$34,488	$17,051

See notes to consolidated financial statements.

The Gorman-Rupp Company

Consolidated Balance Sheets

	December 31,
(Dollars in thousands)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$24,213	$30,518
Accounts receivable, net	87,636	89,625
Inventories, net	99,205	104,156
Prepaid and other	9,773	11,812
Total current assets	220,827	236,111
Property, plant and equipment, net	131,822	134,872
Other assets	23,838	24,841
Other intangible assets, net	224,428	236,813
Goodwill	257,554	257,721
Total assets	$858,469	$890,358

Liabilities and equity
Current liabilities:
Accounts payable	$24,752	$23,886
Payroll and employee related liabilities	20,982	20,172
Commissions payable	6,438	10,262
Deferred revenue and customer deposits	6,840	12,521
Current portion of long-term debt	18,500	21,875
Accrued expenses	10,015	11,960
Total current liabilities	87,527	100,676
Pension benefits	6,629	11,500
Postretirement benefits	22,178	22,786
Long-term debt, net of current portion	348,097	382,579
Other long-term liabilities	20,238	23,358
Total liabilities	484,669	540,899
Equity:
Common shares, without par value:
Authorized - 35,000,000 shares;
Outstanding – 26,227,540 shares at December 31, 2024 and 26,193,998 shares at December 31, 2023 (after deducting treasury shares of 821,256 and 854,798, respectively), at stated capital amounts	5,126	5,119
Additional paid-in capital	9,360	5,750
Retained earnings	384,757	363,527
Accumulated other comprehensive loss	(25,443)	(24,937)
Total equity	373,800	349,459
Total liabilities and equity	$858,469	$890,358

See notes to consolidated financial statements.

The Gorman-Rupp Company

Consolidated Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Cash flows from operating activities:
Net income	$40,115	$34,951	$11,195
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,897	28,496	21,158
LIFO expense	5,142	6,891	18,041
Pension expense	2,715	3,604	9,985
Contributions to pension plan	(5,089)	(2,250)	(2,250)
Stock based compensation	4,008	3,252	2,957
Amortization of debt issuance fees	6,405	3,014	1,717
Deferred income tax charge (benefit)	(1,417)	(414)	(1,086)
Gain on sale of property, plant, and equipment	(1,195)	-	-
Other	387	1,335	(128)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	1,180	3,752	(13,954)
Inventories, net	(2,031)	559	(32,772)
Accounts payable	1,222	(1,518)	(2,250)
Commissions payable	(3,603)	9	2,051
Deferred revenue and customer deposits	(5,636)	5,773	(2,329)
Accrued expenses and other	(1,801)	6,316	(954)
Income taxes	2,129	1,226	1,907
Benefit obligations	(598)	3,229	397
Net cash provided by operating activities	69,830	98,225	13,685
Cash flows from investing activities
Capital additions	(14,319)	(20,835)	(17,986)
Acquisitions	-	-	(527,993)
Proceeds from sale of property, plant, and equipment	2,453	-	-
Other	-	672	306
Net cash used for investing activities	(11,866)	(20,163)	(545,673)
Cash flows from financing activities:
Cash dividends	(19,009)	(18,447)	(17,872)
Treasury share repurchases	(267)	(1,029)	(918)
Proceeds from bank borrowings	400,000	5,000	457,000
Payments to banks for borrowings	(443,000)	(39,500)	(8,750)
Debt issuance fees	(746)	-	(15,217)
Other	(115)	(551)	(130)
Net cash provided by (used for) financing activities	(63,137)	(54,527)	414,113
Effect of exchange rate changes on cash	(1,132)	200	(536)
Net increase (decrease) in cash and cash equivalents	(6,305)	23,735	(118,411)
Cash and cash equivalents:
Beginning of year	30,518	6,783	125,194
End of period	$24,213	$30,518	$6,783

See notes to consolidated financial statements.

The Gorman-Rupp Company

Consolidated Statements of Equity

(Dollars in thousands, except share	Common Shares		Additional Paid-In	Retained	Accumulated Other Comprehensive
and per share amounts)	Shares	Dollars	Capital	Earnings	(Loss) Income	Total
Balances December 31, 2021	26,103,661	$5,099	$1,838	$353,369	$(30,330)	$329,976

Net income				11,195		11,195

Other comprehensive income					5,856	5,856

Stock based compensation	15,750	3	2,896	58		2,957

Treasury share repurchases	(24,546)	(5)	(822)	(91)		(918)

Cash dividends - $0.69 per share				(17,872)		(17,872)

Balances December 31, 2022	26,094,865	5,097	3,912	346,659	(24,474)	331,194

Net income				34,951		34,951

Other comprehensive loss					(463)	(463)

Stock based compensation	135,238	30	2,727	496		3,253

Treasury share repurchases	(36,105)	(8)	(889)	(132)		(1,029)

Cash dividends - $0.71 per share				(18,447)		(18,447)

Balances December 31, 2023	26,193,998	5,119	5,750	363,527	(24,937)	349,459

Net income				40,115		40,115

Other comprehensive loss					(506)	(506)

Stock based compensation	40,890	9	3,849	150		4,008

Treasury share repurchases	(7,348)	(2)	(239)	(26)		(267)

Cash dividends - $0.73 per share				(19,009)		(19,009)

Balances December 31, 2024	26,227,540	$5,126	$9,360	$384,757	$(25,443)	$373,800

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

The allowance for doubtful accounts was $1.1 million at December 31, 2024 and $0.7 million at December 31, 2023.

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

The costs for approximately 67% and 66% of inventories at December 31, 2024 and 2023, respectively, were determined using the last-in, first-out (LIFO) method. Current cost approximates replacement cost, or market, and LIFO cost is determined at the end of each fiscal year based on inventory levels on-hand at current replacement cost and a LIFO reserve. The Company uses the simplified LIFO method, under which the LIFO reserve is determined utilizing the inflation factor specified in the Producer Price Index for Machinery and Equipment – Pumps, Compressors and Equipment, as published by the U.S. Bureau of Labor Statistics. Interim LIFO calculations are based on management’s estimate of the expected year-end inflation index and, as such, are subject to adjustment each quarter including the fourth quarter when the inflation index for the year is finalized. When inflation increases, the LIFO reserve and non-cash expense increase.

Property, plant and equipment

Property, plant and equipment are stated on the basis of cost. Repairs and maintenance costs are expensed as incurred. Depreciation for property, plant and equipment assets is computed using the straight-line method over the estimated useful lives of the assets and is included in Cost of products sold and Selling, general and administrative expenses based on the use of the assets. Depreciation expense was $15.5 million, $15.9 million, and $13.3 million for 2024, 2023, and 2022, respectively.

Depreciation of property, plant and equipment is determined based on the following lives:

	Years
Buildings	20	-	50
Machinery and equipment	5	-	15
Software	3	-	5

Property, plant and equipment consist of the following:

	2024	2023
Land	$6,116	$6,214
Buildings	123,199	121,517
Machinery and equipment	229,624	227,567
	358,939	355,298
Less accumulated depreciation	(227,117)	(220,426)
Property, plant and equipment, net	$131,822	$134,872

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

No impairment charges were recognized in any of the Company’s reporting units in 2024, 2023, or 2022. See Note 10 to the Consolidated Financial Statements, Goodwill and Other Intangible Assets.

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

Identifiable intangible assets not subject to amortization are tested for impairment annually or more frequently if events warrant. The fair value of these assets is determined using a royalty relief methodology similar to that employed when the associated assets were acquired, but using updated estimates of future sales, cash flows and profitability. For 2024, 2023 and 2022, the fair value of indefinite lived intangible assets exceeded their carrying values.

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

The excess of the acquisition price over estimated fair values is recorded as goodwill. Goodwill is adjusted for any changes to acquisition date fair value amounts made within the measurement period. Acquisition-related transaction costs are recognized separately from the business combination and expensed as incurred. See Note 2 to the Consolidated Financial Statements, Acquisitions.

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

Concentration of Credit Risk

The Company generally does not require collateral from its customers and has a very good collection history. There were no sales to a single customer that exceeded 10% of total net sales for the years ended December 31, 2024, 2023 or 2022.

Shipping and Handling Costs

The Company classifies all amounts billed to customers for shipping and handling as revenue and reflects related shipping and handling costs in Cost of products sold. Shipping and handling costs that are not billable to customers are included in selling, general and administrative expenses.

Advertising

The Company expenses all advertising costs as incurred, which for the years ended December 31, 2024, 2023 and 2022 totaled $4.5 million, $4.3 million, and $3.3 million, respectively.

Product Warranties

A liability is established for estimated future warranty and service claims based on historical claims experience and specific product failures. The Company expenses warranty costs directly to Cost of products sold. Changes in the Company’s product warranty liability are:

	2024	2023	2022
Balance at beginning of year	$2,269	$1,973	$1,637
Provision	3,017	3,655	1,590
Acquired	-	-	646
Claims	(3,076)	(3,359)	(1,900)
Balance at end of year	$2,210	$2,269	$1,973

Stock based compensation

Expense is recognized for all awards of stock-based compensation by allocating the aggregate grant date fair value over the vesting period. No expense is recognized for any stock options, restricted or deferred shares or restricted stock units ultimately forfeited because the recipients fail to meet vesting requirements. The Company accounts for forfeitures as they occur, rather than estimating expected forfeitures. Refer to Note 13 – Stock based Compensation to the consolidated financial statements for additional details.

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

Fair Value

The carrying value of Cash and cash equivalents, Accounts receivable and Accounts payable approximates fair value based on the short-term nature of these instruments. The carrying value of long term debt, including the current portion, approximates fair value as the variable interest rates approximate rates available to other market participants with comparable credit risk and interest rates as of December 31, 2024 were approximately the same as interest rates at the time the fixed rate agreement was entered. The Company does not recognize any non-financial assets at fair value.

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

New Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standard Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). All recently issued ASUs were assessed and determined either to be not applicable or are expected to have minimal impact on the Company’s Consolidated Financial Statements.

The FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. The Company adopted ASU 2023-07 during the year ended December 31, 2024. See Note 11 - Business Segment Information in the accompanying notes to the consolidated financial statements for further detail.

The FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard is intended to enhance the transparency and decision usefulness of income tax disclosures. This amendment modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold, (2) the amount of income taxes paid, net of refunds received, disaggregated by federal, state, and foreign taxes, as well as individual jurisdictions in which income taxes paid is equal to or greater than 5 percent of total income taxes paid, (3) the income or loss from continuing operations before income tax expense or benefit disaggregated between domestic and foreign, and (4) income tax expense or benefit from continuing operations disaggregated by federal, state and foreign. The standard is effective for annual periods beginning after December 15, 2024. The standard should be applied on a prospective basis, while retrospective application is permitted. The Company does not anticipate the adoption to have a material impact on the Company's financial disclosures.

The FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40). The standard is intended to enhance the transparency of business expenses in commonly presented expense captions. This amendment requires entities to disclose the following amounts in each relevant income statement expense caption (1) purchases of inventory, (2) employee compensation, (3) depreciation, and (4) intangible asset amortization. Entities are also required to disclose the total amount of selling expense and the entities definition of selling expenses. The standard is effective for annual periods beginning after December 15, 2026. The standard should be applied on a prospective basis, while retrospective application is permitted. The Company is evaluating the impact of the standard on the Company's financial disclosures.

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

The Company accounted for the Fill-Rite Transaction in accordance with ASC 805, Business Combinations. The results of operations for Fill-Rite from the acquisition date going forward are included in the Company’s Consolidated Statements of Income. Fill-Rite had $87.4 million in net sales and $6.4 million in operating income that was included in the Company’s consolidated financial statements for the year ended December 31, 2022. Operating income for the year ended December 31, 2022 included $1.4 million of inventory step up amortization and $1.5 million of acquired customer backlog amortization in addition to the $7.0 million in amortization on customer relationships and developed technology. Operating income for the year ended December 31, 2023 included $1.1 million of acquired customer backlog amortization and $12.0 million in amortization on customer relationships and developed technology.

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

2022
Net sales	$586,101
Operating income	$57,248
Net income	$15,264
Earnings per share	$0.59

The supplemental pro forma information presented above is being provided for information purposes only and may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated Fill-Rite since January 1, 2021.

Note 3 – Revenue

Disaggregation of Revenue

The following tables disaggregate total net sales by end market and geographic location:

End Market	2024	2023	2022
Industrial	$131,479	$136,978	$100,826
Fire	121,418	143,551	121,001
Agriculture	82,224	83,053	57,703
Construction	85,149	86,996	60,557
Municipal	100,019	78,528	69,726
Petroleum	24,188	23,168	16,464
OEM	40,343	37,708	34,820
Repair parts	74,847	69,529	59,930
Total net sales	$659,667	$659,511	$521,027

Geographic Location	2024	2023	2022
United States	$491,516	$497,387	$381,306
Foreign countries	168,151	162,124	139,721
Total net sales	$659,667	$659,511	$521,027

International sales represented approximately 25% of total net sales for 2024, 25% for 2023 and 27% for 2022, and were made to customers in many different countries around the world.

On December 31, 2024, the Company had $206.0 million of remaining performance obligations, also referred to as backlog. The Company expects to recognize as revenue substantially all of its remaining performance obligations within one year.

The Company’s contract assets and liabilities as of December 31, 2024 and 2023 were as follows:

	2024	2023
Contract assets	$390	$-
Contract liabilities	$6,840	$12,521

Revenue recognized for the year ended December 31, 2024 that was included in the contract liability balance at December 31, 2023 was $11.0 million. Revenue recognized for the year ended December 31, 2023 that was included in the contract liability balance at December 31, 2022 was $6.0 million.

Note 4 – Inventories

LIFO inventories are stated at the lower of cost or market and all other inventories are stated at the lower of cost or net realizable value. Replacement cost approximates current cost and the excess over LIFO cost was approximately $100.2 million and $95.1 million at December 31, 2024 and 2023, respectively. Allowances for excess and obsolete inventory totaled $6.8 million at December 31, 2024 and $7.9 million at December 31, 2023.

Pre-tax LIFO expense was $5.1 million, $6.9 million, and $18.0 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Inventories are comprised of the following:

	2024	2023
Raw materials and in-process	$36,897	$37,037
Finished parts	46,375	52,458
Finished products	15,933	14,661
Total net inventories	$99,205	$104,156

Note 5 – Financing Arrangements

Debt consisted of:

	2024	2023
Senior Secured Credit Agreement	$340,750	$323,750
Credit Facility	-	-
6.40% Note Agreement	30,000	-
Subordinated Credit Agreement	-	90,000
Total debt	370,750	413,750
Unamortized discount and debt issuance fees	(4,153)	(9,296)
Total debt, net	366,597	404,454
Less: current portion of long-term debt	(18,500)	(21,875)
Total long-term debt, net	$348,097	$382,579

Maturities of long-term debt in the next five fiscal years, and the remaining years thereafter, are as follows:

2025	2026	2027	2028	2029	Thereafter	Total
$18,500	$23,125	$32,375	$37,000	$229,750	$30,000	$370,750

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

At the option of the Company, borrowings under the Senior Term Loan Facility and under the Credit Facility bear interest at either a base rate or at an Adjusted Term SOFR Rate (as defined in the Amended and Restated Senior Credit Agreement), plus the applicable margin, which ranges from 0.5% to 1.25% for base rate loans and 1.50% to 2.25% for Adjusted Term SOFR Rate loans. The applicable margin is based on the Company’s total leverage ratio. At December 31, 2024, the applicable interest rate under the Amended and Restated Senior Secured Credit Agreement was Adjusted Term SOFR plus 2.00%.

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

The Amended and Restated Senior Credit Agreement also contains customary provisions requiring certain mandatory prepayments, including, among others, prepayments of the net cash proceeds from any non-ordinary course sale of assets, and net cash proceeds of any non-permitted indebtedness.

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

The Company’s payment to the lenders under the Subordinated Credit Agreement was approximately $91.8 million, which included a make-whole payment of approximately $1.8 million. This amount satisfied all of the Company’s obligations under the Subordinated Credit Agreement, which would have matured on December 1, 2027.

Other

In 2024, the Company expensed $1.3 million of transaction related fees and recorded a non-cash charge of $4.4 million to write-off unamortized previously deferred transaction fees related to both the Subordinated Credit Agreement and a portion of the existing Senior Term Loan Facility.

In 2024, the Company incurred total issuance costs of approximately $0.7 million related to the Amended and Restated Senior Secured Credit Agreement and the 6.40% Note Agreement. These costs are being amortized to interest expense over the respective terms.

Total cash interest paid was $33.6 million in 2024, $35.9 million in 2023, and $17.4 million in 2022.

The Company was in compliance with all debt covenants as of December 31, 2024, 2023 and 2022.

Interest Rate Derivatives

In the fourth quarter of 2022, the Company entered into interest rate swaps that hedge interest payments on its Senior Term Loan Facility.  All swaps have been designated as cash flow hedges. The following table summarizes the notional amounts, related rates and remaining terms of interest swap agreements as of December 31:

	Notional Amount		Average Fixed Rate
	2024	2023	2024	2023	Term
Interest rate swaps	$150,938	$161,875	4.1%	4.1%	Extending to May 2027

The fair value of the Company’s interest rate swaps was a payable of $0.1 million as of December 31, 2024 and a payable of $1.4 million as of December 31, 2023. The fair value was based on inputs other than quoted prices in active markets for identical assets that are observable either directly or indirectly and therefore considered level 2. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in Accumulated other comprehensive loss.  The interest rate swap agreements held by the Company on December 31, 2024 are expected to continue to be effective hedges.

The following table summarizes the fair value of derivative instruments as of December 31, as recorded in the Consolidated Balance Sheets:

	2024	2023
Current Assets:
Prepaid and Other	$70	$955
Long-term liabilities:
Other long-term liabilities	(204)	(2,355)
Total derivatives	$(134)	$(1,400)

The following table summarizes total gains (losses) recognized on derivatives in Accumulated Other Comprehensive Income (Loss) for the years ended December 31, 2024, 2023 and 2022:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives
	2024	2023	2022
Interest rate swaps	$3,058	$1,039	$(809)

The effects of derivative instruments on the Company’s Consolidated Statements of Results of Operations for the years ended December 31, 2024, 2023 and 2022 are as follows:

Location of Gain (Loss) Reclassed from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassed from AOCI into Income (Effective Portion)
	2024	2023	2022
Interest expense	$1,791	$1,630	$-

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

Supplemental information related to leases and the Company’s Consolidated Financial Statements is as follows:

	2024	2023
Components of lease costs:
Operating lease costs	$2,385	$1,829
Short-term lease costs	1,089	897
Finance lease costs	141	131
Total lease costs	$3,615	$2,857

	2024	2023
Weighted average remaining lease term (years):
Operating leases	12.7	12.5
Finance leases	4.0	3.4
Weighted average discount rate:
Operating leases	7.62%	7.48%
Finance leases	3.25%	3.25%

	December 31, 2024
	Operating Leases	Financing Leases	Total Leases

Other assets - right-of-use assets	$18,998	$490	$19,488
Lease liabilities included in:
Accrued expenses - current portion of lease liabilities	$1,190	$120	$1,310
Other long-term liabiltiies - non-current portion of lease liabilities	18,780	380	19,160
Total lease liabilities	$19,970	$500	$20,470

	December 31, 2023
	Operating Leases	Financing Leases	Total Leases
Other assets - right-of-use assets	$20,126	$110	$20,236
Lease liabilities included in:
Accrued expenses - current portion of lease liabilities	$960	$60	$1,020
Other long-term liabiltiies - non-current portion of lease liabilities	19,750	60	19,810
Total lease liabilities	$20,710	$120	$20,830

Maturities of lease liabilities as of December 31, are as follows:

	2024		2023
2025	$2,774	2024	$2,501
2026	2,536	2025	2,261
2027	1,996	2026	2,969
2028	1,919	2027	1,691
2029	1,709	2028	1,639
Thereafter	27,828	Thereafter	29,491
Total lease payments	38,762	Total lease payments	40,552
Less: Interest	(18,292)	Less: Interest	(19,722)
Present value of lease liabilities	$20,470	Present value of lease liabilities	$20,830

Note 7 – Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss as reported in the Consolidated Balance Sheets are:

	Currency Translation Adjustments	Deferred Gain (Loss) on Cash Flow Hedging	Pension and OPEB Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2021	$(7,851)	$-	$(22,479)	$(30,330)
Reclassification adjustments	-	(43)	8,519	8,476
Current period benefit (charge)	(2,768)	(766)	3,610	76
Income tax benefit	-	192	(2,888)	(2,696)
Balance at December 31, 2022	(10,619)	(617)	(13,238)	(24,474)
Reclassification adjustments	-	(1,630)	1,423	(207)
Current period benefit (charge)	931	1,039	(2,667)	(697)
Income tax benefit	-	139	302	441
Balance at December 31, 2023	(9,688)	(1,069)	(14,180)	(24,937)
Reclassification adjustments	-	(1,791)	1,424	(367)
Current period benefit (charge)	(3,024)	3,058	611	645
Income tax benefit	-	(301)	(483)	(784)
Balance at December 31, 2024	$(12,712)	$(103)	$(12,628)	$(25,443)

Note 8 – Income Taxes

The components of Income before income taxes are:

	2024	2023	2022
United States	$38,548	$34,763	$6,270
Foreign countries	11,945	9,198	7,602
Total	$50,493	$43,961	$13,872

The components of income tax expense are:

	2024	2023	2022
Current expense:
Federal	$8,223	$6,735	$1,581
Foreign	2,121	1,591	1,264
State and local	1,451	1,098	918
	$11,795	$9,424	$3,763
Deferred expense (benefit):
Federal	$(1,476)	$(206)	$(565)
Foreign	87	196	147
State and local	(28)	(404)	(668)
	(1,417)	(414)	(1,086)
Income tax expense	$10,378	$9,010	$2,677

The reconciliation between income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes is:

	2024	2023	2022
Income taxes at statutory rate	$10,603	$9,232	$2,913
State and local income taxes, net of federal tax benefit	1,094	620	282
Tax credits	(1,608)	(1,208)	(627)
Uncertain tax positions	19	(34)	(99)
Valuation allowance	30	(72)	(85)
GILTI/FDII	512	368	608
Foreign rate differential	(300)	(145)	(186)
Other	28	249	(129)
Income tax expense	$10,378	$9,010	$2,677

The Company made income tax payments of $10.2 million, $7.9 million, and $4.5 million in 2024, 2023, and 2022, respectively.

Deferred income tax assets and liabilities consist of:

	December 31,
	2024	2023
Deferred tax assets:
Inventories	$1,392	$520
Accrued liabilities	3,390	3,011
Postretirement health benefits obligation	5,526	5,600
Pension obligation	1,351	2,386
Lease liabilities	4,861	4,916
Capitalized R&D	3,124	2,041
Interest	12,884	8,703
Other	1,190	1,155
Total deferred tax assets	33,718	28,332
Valuation allowance	(420)	(390)
Net deferred tax assets	33,298	27,942
Deferred tax liabilities
Depreciation and amortization	(27,935)	(22,923)
Leases - right of use assets	(4,627)	(4,922)
Total deferred tax liabilities	(32,562)	(27,845)
Net deferred tax assets (liabilities)	$736	$97

The Company had state tax credit carryforwards of $0.4 million and $0.3 million as of December 31, 2024 and 2023, respectively, which will expire incrementally between 2025 and 2036.

The Company had valuation allowances of $0.4 million at each of December 31, 2024 and 2023, against certain of its deferred tax assets. ASC 740, Income Taxes, requires that a valuation allowance be recorded against deferred tax assets when it is more likely than not that some or all of a Company’s deferred tax assets will not be realized based on available positive and negative evidence.

Total unrecognized tax benefits were $0.7 million at each of December 31, 2024 and 2023. The total amount of unrecognized tax benefits that, if ultimately recognized, would reduce the Company’s annual effective tax rate were $0.6 million at each of December 31, 2024 and 2023. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense for all periods presented. The Company accrued approximately $0.2 million for the payment of interest and penalties at each of December 31, 2024, 2023 and 2022.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2024	2023	2022
Balance at beginning of year	$704	$754	$808
Additions based on tax positions related to the current year	217	180	117
Reductions due to lapse of applicable statute of limitations	(192)	(230)	(171)
Balance at end of year	$729	$704	$754

The Company is subject to income taxes in the U.S. federal and various state, local and foreign jurisdictions. Income tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2019.

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

Additionally, the Company sponsors defined contribution pension plans made available to all domestic and Canadian employees. Total contributions to the plans were $4.8 million for 2024, $4.3 million for 2023, and $3.0 million for 2022.

Upon the Company’s acquisition of the assets of Fill-Rite and Sotera (“Fill-Rite”), a division of Tuthill Corporation, as of June 1, 2022, the Company established a defined benefit pension plan for certain Fill-Rite employees (“Fill-Rite Plan”). The Fill-Rite Plan was frozen on January 31, 2024 and terminated on April 30, 2024. The assets of the Fill-Rite Plan were distributed to employees in 2024. Participants in the Fill-Rite Plan now participate in the Company’s enhanced 401(k) plan.

The Company also sponsors a non-contributory defined benefit postretirement health care plan that provides medical benefits to certain domestic and Canadian retirees and eligible spouses and dependent children. The Company funds the cost of these benefits as incurred. For measurement purposes, and based on maximum benefits as defined by the plan, a 5.0% annual rate of increase in the per capita cost of covered health care benefits for all retirees was assumed in estimating the projected postretirement benefit obligation at December 31, 2024, which is expected to remain constant going forward. A 5.1% percent annual rate of increase was assumed in estimating the projected benefit obligation at December 31, 2023 and in calculating 2024 periodic benefit cost.

The Company recognizes the obligations associated with its defined benefit pension plans and defined benefit postretirement health care plan in its Consolidated Financial Statements. The following table presents the plans’ funded status as of the measurement date, December 31, reconciled with amounts recognized in the Company’s Consolidated Balance Sheets:

	Pension Plans		Postretirement Plan
	2024	2023	2024	2023
Accumulated benefit obligation at end of year	$49,918	$50,114	$23,758	$24,276
Change in projected benefit obligation:
Benefit obligation at beginning of year	$62,149	$55,930	$24,276	$23,954
Service cost	1,998	2,180	851	835
Interest cost	2,737	2,652	1,123	1,196
Plan Changes	-	-	(394)	-
Settlement	(1)	-	-	-
Benefits paid	(2,589)	(1,646)	(2,084)	(1,796)
Settlement Payments	(455)	-	-	-
Effect of foreign exchange	-	-	(23)	6
Actual expenses	(150)	(161)	-	-
Actuarial (gain)/loss	(1,930)	3,194	9	81
Benefit obligation at end of year	$61,759	$62,149	$23,758	$24,276

Change in plan assets:
Plan assets at beginning of year	$50,649	$46,600	$-	$-
Actual return on plan assets	2,586	3,606	-	-
Employer contributions	5,089	2,250	2,084	1,796
Benefits paid	(2,589)	(1,646)	(2,084)	(1,796)
Settlement Payments	(455)	-	-	-
Actual expenses	(150)	(161)	-	-
Plan assets at end of year	$55,130	$50,649	$0	$0
Funded status at end of year	$(6,629)	$(11,500)	$(23,758)	$(24,276)

	Pension Plans		Postretirement Plan
	2024	2023	2024	2023
Amounts recognized in the Consolidated Balance Sheets consist of:
Current liabilities	$-	$-	$(1,580)	$(1,490)
Noncurrent liabilities	(6,629)	(11,500)	(22,178)	(22,786)
Total assets (liabilities)	$(6,629)	$(11,500)	$(23,758)	$(24,276)

Amounts recognized in Accumulated other comprehensive loss consist of:
Net actuarial loss	$16,559	$19,084	$252	$(236)
Deferred tax (benefit) expense	(4,202)	(4,803)	19	135
After tax actuarial loss	$12,357	$14,281	$271	$(101)

Components of net periodic benefit cost:

	2024	2023	2022
Pension Plans
Service cost	$1,998	$2,180	$2,400
Interest cost	2,737	2,652	2,326
Expected return on plan assets	(3,450)	(2,695)	(2,892)
Recognized actuarial loss	1,455	1,461	1,724
Settlement loss	-	-	6,427
Net periodic benefit cost	$2,740	$3,598	$9,985

Other changes in pension plan assets and benefit obligations recognized in other comprehensive loss:
Net (gain) loss	(2,524)	822	(7,726)
Total expense recognized in net periodic benefit cost and other comprehensive income	$216	$4,420	$2,259

Postretirement Plan
Service cost	$851	$835	$1,146
Interest costs	1,123	1,196	760
Prior service cost recognition	(75)	(995)	(1,128)
Recognized actuarial loss (gain)	(31)	(38)	368
Net periodic benefit cost	$1,868	$998	$1,146

Other changes in postretirement plan assets and benefit obligations recognized in other comprehensive loss:
Net loss (gain)	$(279)	$1,114	$(4,317)
Total expense (benefit) recognized in net periodic benefit cost and other comprehensive income	$1,589	$2,112	$(3,171)

The components of net periodic benefit cost other than the service cost component are included in Other income (expense), net in the Consolidated Statements of Income.

There was no pension settlement charges recorded in 2024 or 2023. In 2022, the Company recorded pre-tax non-cash pension settlement charges of $6.4 million driven by lump-sum distributions discussed above. These charges were the result of lump-sum payments to retirees which exceeded the GR Plan’s actuarial service and interest cost thresholds.

The prior service cost is amortized on a straight-line basis over the average estimated remaining service period of active participants. The unrecognized actuarial gain or loss in excess of the greater of 10% of the benefit obligation or the market value of plan assets is also amortized on a straight-line basis over the average estimated remaining service period of active participants.

	Pension Plans		Postretirement Plan
	2024	2023	2024	2023
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	5.32%	4.69%	5.41%	4.86%
Rate of compensation increase	3.50%	3.50%	-	-
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	4.69%	4.89%	4.86%	5.16%
Expected long-term rate of return on plan assets	7.20%	6.20%	-	-
Rate of compensation increase	3.50%	3.50%	-	-

To enhance the Company’s efforts to mitigate the impact of the GR Plan on its financial statements, the Company utilizes a liability driven investing model to more closely align assets with liabilities based on when the liabilities are expected to come due. Currently, based on 2024 funding levels, equities may comprise between 5% and 35% of the GR Plan’s market value. Fixed income investments may comprise between 49% and 70% of the GR Plan’s market value. Alternative investments may comprise between 3% and 13% of the GR Plan’s market value. Cash and cash equivalents (including all senior debt securities with less than one year to maturity) may comprise between 0% and 20% of the GR Plan’s market value.

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

The following tables set forth by asset class the fair value of plan assets for the years ended December 31, 2024 and 2023:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Plan Assets at December 31, 2024
Equity	$14,262	$-	$-	$14,262
Fixed income	10,458	18,608	-	29,066
Mutual funds	3,529	-	-	3,529
Money funds and cash	8,272	-	1	8,273
Total fair value of Plan assets	$36,521	$18,608	$1	$55,130

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Plan Assets at December 31, 2023
Equity	$13,660	$-	$-	$13,660
Fixed income	8,913	18,579	-	27,492
Mutual funds	3,684	-	-	3,684
Money funds and cash	2,047	3,766	-	5,813
Total fair value of Plan assets	$28,304	$22,345	$-	$50,649

Contributions

The Company expects to contribute up to $2.9 million to the GR Plan in 2025.

Expected future benefit payments

The following benefit payments are expected to be paid as follows based on actuarial calculations:

	2025	2026	2027	2028	2029	Thereafter
Pension	$9,933	$3,016	$4,136	$4,730	$4,860	$31,123
Postretirement	1,622	1,698	1,747	1,808	1,896	11,481

For measurement purposes and based on maximum benefits as defined by the plan, a 5.1% annual rate of increase in the per capita cost of covered health care benefits for all retirees was assumed as of December 31, 2024 and 5.0% in 2023 and is expected to remain constant going forward~~.~~

A one percentage point change in the assumed rate of return on the GR Plan assets is estimated to have an approximate $0.5 million effect on net periodic benefit cost. Additionally, a one percentage point increase in the discount rate is estimated to have a $1.2 million decrease in net periodic benefit cost, while a one percentage point decrease in the discount rate is estimated to have a $1.5 million increase in net periodic benefit cost.

Note 10 – Goodwill and Other Intangible Assets

Changes in the carrying value of goodwill and other intangible asset during 2024:

Historical Cost of Intangible Assets	December 31, 2023	Foreign Currency	December 31, 2024
Customer relationships	$208,579	$(56)	$208,523
Technology and drawings	46,547	(8)	46,539
Other intangibles	1,997	-	1,997
Total finite-lived intangible assets	257,123	(64)	257,059
Trade names	13,224	-	13,224
Goodwill	257,721	(167)	257,554
Total	$528,068	$(231)	$527,837

The major components of Goodwill and other intangible assets are:

	2024		2023
	Historical Cost	Accumulated Amortization	Historical Cost	Accumulated Amortization
Finite-lived intangible assets:
Customer relationships	$208,523	$33,533	$208,579	$23,468
Technology and drawings	46,539	10,325	46,547	8,069
Other intangibles	1,997	1,997	1,997	1,997
Total finite-lived intangible assets	257,059	45,855	257,123	33,534
Trade names and trademarks	13,224	-	13,224	-
Goodwill	257,554	-	257,721	-
Total	$527,837	$45,855	$528,068	$33,534

Amortization of intangible assets was $12.4 million, $12.6 million and $7.6 million in 2024, 2023 and 2022, respectively. The following table summarizes the future estimated amortization expense relating to our intangible assets as of December 31, 2024 (in thousands):

2025	2026	2027	2028	2029	Thereafter	Total
$12,365	$12,318	$12,281	$12,255	$12,255	$149,730	$211,204

For 2024, the Company used a quantitative analysis for the annual goodwill impairment testing as of October 1 for its National Pump Company (“National”) and Fill-Rite reporting units. The fair values of these reporting units was estimated using both a discounted cash flow model and a market-based approach. The discounted cash flow model considered forecasted cash flows discounted at an estimated weighted-average cost of capital. The forecasted cash flows were based on the Company’s long-term operating plan and a terminal value was used to estimate the cash flows beyond the period covered by the operating plan. The weighted-average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt market holders of a business enterprise. The market-based approach considers market prices of corporations engaged in the same or similar line of business. These analyses require the exercise of significant judgments, including judgements about appropriate discount rate, discrete revenue growth rates, and profitability assumptions. Sensitivity analyses were performed around these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values.

The results of these goodwill impairment tests indicated that no impairment existed at National or Fill-Rite. The Company’s annual impairment analysis performed as of October 1, 2024 concluded that the fair value of both National and Fill-Rite exceeded carrying value. Sensitivity analyses were performed for the National and Fill-Rite reporting units, assuming a hypothetical 100 basis point decrease in the expected long-term growth rate or a hypothetical 100 basis point increase in the weighted average cost of capital, and both scenarios independently yielded estimated fair values above carrying value for both the National and Fill-Rite reporting units. If National or Fill-Rite fails to experience growth or revises its long-term projections downward, they could be subject to impairment charges in the future. Goodwill relating to the National reporting unit is $13.6 million, or 1.6% of the Company’s December 31, 2024 total assets and goodwill relating to the Fill-Rite reporting unit is $230.7 million, or 26.9% of the Company’s December 31, 2024 total assets.

For 2024, for all other reporting units, the Company used a qualitative analysis for goodwill impairment testing as of October 1. This qualitative assessment included consideration of current industry and market conditions and circumstances as well as any mitigating factors that would most affect the fair value of the Company and these reporting units. Based on the assessment and consideration of the totality of the facts and circumstances, including the business environment in the fourth quarter of 2024, the Company determined that it was not more likely than not that the fair value of the Company or these reporting units is less than their respective carrying amounts. As such, no goodwill impairments for these reporting units were recorded for the year ended December 31, 2024.

Other indefinite-lived intangible assets primarily consist of trademarks and trade names. The fair value of these assets is also tested annually for impairment as of October 1, or whenever events or changes in circumstances indicate there may be a possible permanent loss of value. The fair value of these assets is determined using a royalty relief methodology similar to that employed when the associated assets were acquired, but using updated estimates of future sales, cash flows and profitability. For 2024 and 2023 the fair value of all indefinite lived intangible assets exceeded the respective carrying values.

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

The Company's chief operating decision maker ("CODM") is its chief executive officer, who reviews financial information presented on a consolidated basis. The CODM uses consolidated operating income and net income to assess financial performance and allocate resources. These financial metrics are used by the CODM to make key operating decisions, such as the allocation of capital between reinvestment in the business, the payment of dividends, paying down debt, and/or acquisitions. The measure of segment assets is reported on the balance sheet as total consolidated assets.

The following table presents selected financial information with respect to the Company’s single operating segment for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
Net sales	$659,667	$659,511	$521,027
Less
Cost of material	315,240	328,731	279,290
Labor	82,012	78,898	65,376
Overhead	58,087	55,629	45,424
Selling	48,908	45,212	35,599
General and administrative	51,598	51,448	47,518
Amortization expense	12,379	12,552	7,637
Operating income	91,443	87,041	40,183
Other income (expense):
Interest expense	(33,621)	(41,273)	(19,240)
Other income (expense)	(7,329)	(1,807)	(7,071)
Income before income taxes	50,493	43,961	13,872
Provision from income taxes	10,378	9,010	2,677
Net income	$40,115	$34,951	$11,195

The Company sells to approximately 140 countries around the world. The Company attributes revenues to individual countries based on the customer location to which finished products are shipped. The following tables disaggregate total net sales by geographic location:

Geographic Location	2024	2023	2022
United States	$491,516	$497,387	$381,306
Foreign countries	168,151	162,124	139,721
Total net sales	$659,667	$659,511	$521,027

As of the years ending December 31, 2024 and 2023, 90.2% and 89.5%, respectively, of the Company’s long-lived assets were located in the United States. For the years ended December 31, 2024 and 2023, no individual foreign country held more than 10% of consolidated long-lived assets nor was responsible for more than 10% of consolidated revenue.

Note 12 – Common Share Repurchases

During the years ended December 31, 2024 and December 31, 2023, the Company repurchased 7,348 and 36,105 shares for $0.3 million and $1.0 million, respectively, in the surrender of common shares to cover taxes in connection with the vesting of stock awards. The shares repurchased to cover taxes were not part of the share purchase program. As of December 31, 2024, the Company had $48.1 million available for repurchase under the share repurchase program.

Note 13 – Stock Based Compensation

On April 25, 2024, the shareholders of the Company approved the 2024 Omnibus Incentive Plan ("2024 Plan"), which replaced the 2015 Omnibus Incentive Plan (“2015 Plan”) and 2016 Non-Employee Directors’ Compensation Plan (the “Directors’ Plan”). The 2024 Incentive Plan reserves for issuance under equity awards 800,000 common shares together with the 424,771 shares and the 14,500 shares that were then-remaining available under the 2015 Plan and the Directors’ Plan, respectively, at the time the 2024 Plan was approved. Under the 2024 Plan, the Company is authorized to grant restricted stock, restricted stock units, performance-based awards, stock options, stock appreciation rights, and other share based awards. At December 31, 2024, there were 1,222,717 common shares available for future grant under the 2024 Plan.

Restricted Stock Units ("RSUs") and Performance Share Units ("PSUs")

The Company has awarded Restricted Stock Units (“RSU’s) and Performance Stock Units (“PSU’s”) under the Plans. The following table summarizes RSU and PSU activity for the year ended December 31, 2024 under all Plans:

	Number of Units	Weighted Average Fair Value
Balance at beginning of the year	233,420	$31.57
Units granted	151,991	35.92
Units vested	(40,890)	32.56
Units forfeited	(20,110)	32.02
Balance at the end of year	324,411	$33.45

RSUs are valued at the closing market price of the Company’s common shares on the grant date. The majority of RSUs vest in annual installments over a period of three years. The Company issues common shares from treasury upon the vesting of RSUs. The remaining weighted average vesting period of all non-vested RSUs is 0.8 years as of December 31, 2024.

PSUs are valued at the closing market price of the Company’s common shares on the grant date. PSUs vest after three years in amounts determined based on the Company’s achievement of appropriate performance metrics over a two-year performance period. The Company issues common stock from treasury upon the vesting of PSUs. The remaining weighted average vesting period of all non-vested PSUs is 1.1 years as of December 31, 2024.

Stock-Based Compensation Expense

Expense is recognized for all awards of stock-based compensation by allocating the aggregate grant date fair value over the vesting period. No expense is recognized for any RSUs or PSUs ultimately forfeited because recipients fail to meet vesting requirements. The Company recognized stock based compensation expense of $4.0 million, $3.3 million, and $3.0 million for the year ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, total unrecognized stock-based compensation expense related to non-vested RSUs and PSUs was $5.0 million, which is expected to be recognized over a weighted average period of approximately 1.4 years.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Based on the evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024.

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

Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

The independent registered public accounting firm of Ernst & Young LLP that has audited the consolidated financial statements included in this annual report on Form 10-K, has also issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2024. This report is included on the following page.

/s/ Scott A. King

Scott A. King

President and Chief Executive Officer

/s/ James C. Kerr

James C. Kerr

Executive Vice President and Chief Financial Officer

March 3, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Gorman-Rupp Company

Opinion on Internal Control Over Financial Reporting

We have audited The Gorman-Rupp Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Gorman-Rupp Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements of the Company and our report dated March 3, 2025 expressed an unqualified opinion thereon.

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
March 3, 2025

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter of the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

During the quarter end December 31, 2024, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading agreement, each as defined in Item 408 of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Attention is directed to the sections captioned “Election of Directors,” “Board of Directors and Board Committees,” “Audit Committee Report,” “Beneficial Ownership of Shares,” “Delinquent Section 16(a) Reports” and “Insider Trading Policies and Procedures” in the Company’s definitive Notice of 2025 Annual Meeting of Shareholders and related Proxy Statement (as filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.

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

Attention is directed to the sections “Board of Directors and Board Committees,” “Executive Compensation,” “Compensation Discussion and Analysis,” “Pension Benefits,” “Summary Compensation Table,” “Grants of Plan Based Awards,” “Outstanding Equity Awards at December 31, 2024,” “Non-Employee Director Compensation,” “Risk Oversight,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” and “CEO Pay Ratio” in the Company’s definitive Notice of 2025 Annual Meeting of Shareholders and related Proxy Statement (as filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Attention is directed to the section “Beneficial Ownership of Shares” and “Election of Directors” in the Company’s definitive Notice of 2025 Annual Meeting of Shareholders and related Proxy Statement (as filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2024 about the Company’s common shares that may be issued upon exercise of options, warrants and rights granted, and shares remaining available for issuance, under all of the Company’s existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	-	$-	1,222,717	(1)
Equity compensation plans not approved by shareholders	-	n/a	-
Total	-	$-	1,222,717

(1)

This amount reflects shares reserved for issuance pursuant to restricted stock unit and performance share awards outstanding at December 31, 2024. The amount of performance shares reserved, for purposes of this table, assumes the maximum amount of shares will be earned under such awards, even though the actual payout under such awards may be less than maximum.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Attention is directed to the section “Board of Directors and Board Committees” and “Related Party Transactions” in the Company’s definitive Notice of 2025 Annual Meeting of Shareholders and related Proxy Statement (as filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which is incorporated herein by this reference. The Company has no relationships or transactions required to be reported by Item 404 of Regulation S-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Attention is directed to the section “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive Notice of 2025 Annual Meeting of Shareholders and related Proxy Statement (as filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which is incorporated herein by this reference. Information about aggregate fees billed to the Company by its independent registered public accounting firm, Ernst & Young LLP, Cleveland, Ohio (PCAOB ID No. 42) will be included in the above referenced section of the Company’s definitive Notice of 2025 Annual Meeting of Shareholders and related Proxy Statement under the caption “Fees Paid to Auditors” and that information is incorporated herein by this reference.

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

ANNUAL REPORT ON FORM 10-K

THE GORMAN-RUPP COMPANY

For the Year Ended December 31, 2024

EXHIBIT INDEX

Exhibit Number	Description
(3)(4)(a)	Amended Articles of Incorporation, as amended (A)
(3)(4)(b)	Amended Regulations (B)
(4)(a)	Description of Securities Registered Under the Exchange Act
(10)(a)	Form of Indemnification Agreement
(10)(b)	The Gorman-Rupp Company 2015 Omnibus Incentive Plan (C)#
(10)(c)	Form of Performance Share Grant Agreement under the 2015 Omnibus Incentive Plan (D)#
(10)(d)	Form of Restricted Stock Unit Grant Agreement under the 2015 Omnibus Incentive Plan (E)#
(10)(e)	The Gorman-Rupp Company 2024 Omnibus Incentive Plan (F)
(10)(f)	Form of Restricted Stock Unit Grant Agreement under the 2024 Omnibus Incentive Plan (G)
(10)(g)	Form of Performance Share Grant Agreement under the 2024 Omnibus Incentive Plan (H)
(10)(h)	Form of Director Restricted Stock Agreement under the 2024 Omnibus Incentive Plan (I)
(10)(i)	Amended and Restated Senior Secured Credit Agreement, dated as of May 31, 2024 (J)
(10)(j)	Pledge and Security Agreement, dated as of May 31, 2024
(10)(k)	Note Agreement, dated as of May 31, 2024 (K)
(10)(l)	Form of 6.40% Senior Secured Note Due May 31, 2031 (included as Exhibit A to the Note Agreement filed herewith as Exhibit 10(k))
(14)	Code of Ethics
(19)	The Gorman-Rupp Company Insider Trading Policy
(21)	Subsidiaries of the Company
(23)	Consent of Independent Registered Public Accounting Firm
(24)	Powers of Attorney
(31) (a)	Certification of Chief Executive Officer (Section 302 of the Sarbanes-Oxley Act of 2002)
(31) (b)	Certification of Chief Financial Officer (Section 302 of the Sarbanes-Oxley Act of 2002)
(32)	Certification Pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(97)	The Gorman-Rupp Company Clawback Policy
(101.INS)	Inline XBRL Instance Document
(101.SCH)	Inline XBRL Taxonomy Extension Schema Document
(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(A)	Incorporated herein by this reference from Exhibit (3)(4)(a) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
(B)	Incorporated herein by this reference from Exhibit (3)(ii)(4) of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.
(C)	Incorporated herein by this reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 28, 2015.
(D)	Incorporated herein by this reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 25, 2022.
(E)	Incorporated herein by this reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 25, 2022.
(F)	Incorporated herein by this reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 30, 2024.
(G)	Incorporated herein by this reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 30, 2024.
(H)	Incorporated herein by this reference from Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on April 30, 2024.
(I)	Incorporated herein by this reference from Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on April 30, 2024.
(J)	Incorporated herein by this reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 3, 2024.
(K)	Incorporated herein by this reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 3, 2024.

#	Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GORMAN-RUPP COMPANY

*By:	/s/ BRIGETTE A. BURNELL
Brigette A. Burnell
Attorney-In-Fact

Date: March 3, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

*SCOTT A. KING	President and Chief Executive Officer and Director
Scott A. King	(Principal Executive Officer)

*JAMES C. KERR	Executive Vice President and Chief Financial Officer
James C. Kerr	(Principal Financial and Accounting Officer)

*JEFFREY S. GORMAN	Chairman
Jeffrey S. Gorman

*DONALD H. BULLOCK, JR.	Director
Donald H. Bullock Jr.

*M. ANN HARLAN	Director
M. Ann Harlan

*CHRISTOPHER H. LAKE	Director
Christopher H. Lake

*SONJA K. MCCLELLAND	Director
Sonja K. McClelland

*VINCENT K. PETRELLA	Director
Vincent K. Petrella

*KENNETH R. REYNOLDS	Director
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

March 3, 2025

By:	/s/ BRIGETTE A. BURNELL
Brigette A. Burnell
Attorney-In-Fact