Form 10-Q
period 2025-03-31
GORMAN RUPP CO
filed 2025-04-28
CIK 42682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

On April 28, 2025 there were 26,294,377 common shares, without par value, of The Gorman-Rupp Company outstanding.

The Gorman-Rupp Company

Three Months Ended March 31, 2025 and 2024

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2025	2024
Net sales	$163,948	$159,268
Cost of products sold	113,616	110,874
Gross profit	50,332	48,394
Selling, general and administrative expenses	25,107	24,888
Amortization expense	3,100	3,077
Operating income	22,125	20,429
Interest expense	(6,203)	(10,073)
Other income (expense), net	(386)	(272)
Income before income taxes	15,536	10,084
Provision for income taxes	3,408	2,200
Net income	$12,128	$7,884
Earnings per share	$0.46	$0.30
Average number of shares outstanding	26,246,848	26,201,093

See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Net income	$12,128	$7,884
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	1,548	(1,084)
Cash flow hedging activity	(677)	1,609
Pension and postretirement medical liability adjustments	217	(277)
Other comprehensive income (loss)	1,088	248
Comprehensive income	$13,216	$8,132

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED BALANCE SHEETS

	(unaudited)
(Dollars in thousands)	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$21,840	$24,213
Accounts receivable, net	93,531	87,636
Inventories, net	99,152	99,205
Prepaid and other	9,747	9,773
Total current assets	224,270	220,827
Property, plant and equipment, net	131,506	131,822
Other assets	23,069	23,838
Other intangible assets, net	221,331	224,428
Goodwill	257,671	257,554
Total assets	$857,847	$858,469
Liabilities and equity
Current liabilities:
Accounts payable	$27,403	$24,752
Payroll and employee related liabilities	19,582	20,982
Commissions payable	9,079	6,438
Deferred revenue and customer deposits	5,327	6,840
Current portion of long-term debt	18,500	18,500
Accrued expenses	12,793	10,015
Total current liabilities	92,684	87,527
Pension benefits	6,459	6,629
Postretirement benefits	22,216	22,178
Long-term debt, net of current portion	333,706	348,097
Other long-term liabilities	20,711	20,238
Total liabilities	475,776	484,669
Equity:
Common shares, without par value:
Authorized - 35,000,000 shares;
Outstanding - 26,294,377 shares at March 31, 2025 and 26,277,540 shares at December 31, 2024 (after deducting treasury shares of 754,419 and 821,256, respectively), at stated capital amounts	5,140	5,126
Additional paid-in capital	9,007	9,360
Retained earnings	392,279	384,757
Accumulated other comprehensive (loss)	(24,355)	(25,443)
Total equity	382,071	373,800
Total liabilities and equity	$857,847	$858,469

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Cash flows from operating activities:
Net income	$12,128	$7,884
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,963	7,065
LIFO expense	995	993
Pension expense	696	663
Stock based compensation	1,048	1,074
Amortization of debt issuance fees	295	767
Other	(489)	97
Changes in operating assets and liabilities:
Accounts receivable, net	(5,359)	(5,425)
Inventories, net	(231)	1,462
Accounts payable	2,408	4,624
Commissions payable	2,471	(1,826)
Deferred revenue and customer deposits	(1,548)	(169)
Income taxes	2,608	2,406
Accrued expenses and other	589	(4,120)
Benefit obligations	(1,474)	(4,753)
Net cash provided by operating activities	21,100	10,742
Cash flows from investing activities:
Capital additions	(3,020)	(3,906)
Other	19	52
Net cash used for investing activities	(3,001)	(3,854)
Cash flows from financing activities:
Cash dividends	(4,852)	(4,715)
Treasury share repurchases	(1,141)	(267)
Payments to banks for borrowings	(14,625)	(4,375)
Other	(30)	(17)
Net cash used for financing activities	(20,648)	(9,374)
Effect of exchange rate changes on cash	176	(260)
Net increase (decrease) in cash and cash equivalents	(2,373)	(2,746)
Cash and cash equivalents:
Beginning of period	24,213	30,518
End of period	$21,840	$27,772

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Three Months Ended March 31, 2025
(Dollars in thousands, except	Common Shares		Additional Paid-In	Retained	Accumulated Other Comprehensive
share and per share amounts)	Shares	Dollars	Capital	Earnings	(Loss) Income	Total
Balances December 31, 2024	26,227,540	$5,126	$9,360	$384,757	$(25,443)	$373,800
Net income				12,128		12,128
Other comprehensive income					1,088	1,088
Stock based compensation, net	96,900	21	671	356		1,048
Treasury share repurchases	(30,063)	(7)	(1,024)	(110)		(1,141)
Cash dividends - $0.185 per share				(4,852)		(4,852)
Balances March 31, 2025	26,294,377	$5,140	$9,007	$392,279	$(24,355)	$382,071

	Three Months Ended March 31, 2024
(Dollars in thousands, except	Common Shares		Additional Paid-In	Retained	Accumulated Other Comprehensive
share and per share amounts)	Shares	Dollars	Capital	Earnings	(Loss) Income	Total
Balances December 31, 2023	26,193,998	$5,119	$5,750	$363,527	$(24,937)	$349,459
Net income				7,884		7,884
Other comprehensive income					248	248
Stock based compensation, net	24,336	5	979	90		1,074
Treasury share repurchases	(7,348)	(2)	(238)	(27)		(267)
Cash dividends - $0.18 per share				(4,715)		(4,715)
Balances March 31, 2024	26,210,986	$5,122	$6,491	$366,759	$(24,689)	$353,683

See notes to consolidated financial statements (unaudited).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in tables in thousands of dollars, except for per share amounts)

NOTE 1 - BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Consolidated Financial Statements include the accounts of The Gorman-Rupp Company (the “Company” or “Gorman-Rupp”) and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management of the Company, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of results that may be expected for the year ending December 31, 2025. For further information, refer to the Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, from which related information herein has been derived.

Accounting Standards Issued But Not Yet Adopted

The FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard is intended to enhance the transparency and decision usefulness of income tax disclosures. This amendment modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold, (2) the amount of income taxes paid, net of refunds received, disaggregated by federal, state and foreign taxes, as well as individual jurisdictions in which income taxes paid is equal to or greater than 5 percent of total income taxes paid, (3) the income or loss from continuing operations before income tax expense or benefit disaggregated between domestic and foreign, and (4) income tax expense or benefit from continuing operations disaggregated by federal, state and foreign. The standard is effective for annual periods beginning after December 15, 2024. The standard should be applied on a prospective basis, while retrospective application is permitted. The Company does not anticipate the adoption to have a material impact on the Company's financial disclosures.

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

NOTE 2 – REVENUE

The following tables disaggregate total net sales by end market and geographic location:

	End market
	Three Months Ended March 31,
	2025	2024
Industrial	$32,617	$33,560
Fire	32,977	32,289
Agriculture	19,463	20,406
Construction	18,781	21,482
Municipal	22,049	20,215
Petroleum	6,927	5,902
OEM	10,633	8,158
Repair parts	20,501	17,256
Total net sales	$163,948	$159,268

	Geographic Location
	Three Months Ended March 31,
	2025	2024
United States	$121,994	$121,072
Foreign countries	41,954	38,196
Total net sales	$163,948	$159,268

The Company attributes revenues to individual countries based on the customer location to which finished products are shipped. International sales represented approximately 26% and 24% of total net sales for the first quarter of 2025 and 2024, respectively.

On March 31, 2025, the Company had $217.8 million of remaining performance obligations, also referred to as backlog. The Company expects to recognize as revenue substantially all of its remaining performance obligations within one year.

The Company’s contract assets and liabilities as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025	December 31, 2024
Contract assets	$441	$390
Contract liabilities	5,327	6,840

Revenue recognized for the three months ended March 31, 2025 and 2024 that was included in the contract liabilities balance at the beginning of the period was $4.4 million and $5.4 million, respectively.

NOTE 3 - INVENTORIES

LIFO inventories are stated at the lower of cost or market and all other inventories are stated at the lower of cost or net realizable value. Replacement cost approximates current cost and the excess over LIFO cost was approximately $101.2 million and $100.2 million at March 31, 2025 and December 31, 2024, respectively. Allowances for excess and obsolete inventory totaled $7.1 million and $6.8 million at March 31, 2025 and December 31, 2024, respectively. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management’s estimate of expected year-end inventory levels and costs, and are subject to the final year-end LIFO inventory valuation.

Pre-tax LIFO expense was $1.0 million for both the three months ended March 31, 2025 and 2024.

Inventories are comprised of the following:

	March 31, 2025	December 31, 2024
Inventories, net:
Raw materials and in-process	$36,052	$36,897
Finished parts	46,237	46,375
Finished products	16,863	15,933
Total net inventories	$99,152	$99,205

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of the following:

	March 31, 2025	December 31, 2024
Land	$6,183	$6,116
Buildings	124,390	123,199
Machinery and equipment	232,103	229,624
	$362,676	$358,939
Less accumulated depreciation	(231,170)	(227,117)
Property, plant and equipment, net	$131,506	$131,822

NOTE 5 - PRODUCT WARRANTIES

A liability is established for estimated future warranty and service claims based on historical claims experience and specific product failures. The Company expenses warranty costs directly to Cost of products sold. Changes in the Company’s product warranties liability are:

	March 31,
	2025	2024
Balance of beginning of year	$2,210	$2,269
Provision	1,089	877
Claims	(875)	(718)
Balance at end of period	$2,424	$2,428

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

The following tables present the components of net periodic benefit costs:

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2025	2024	2025	2024
Service cost	$493	$502	$202	$212
Interest cost	750	669	310	286
Expected return on plan assets	(832)	(839)	—	—
Amortization of prior service cost	—	—	(19)	—
Recognized actuarial loss (gain)	285	331	(8)	(8)
Net periodic benefit cost (a)	$696	$663	$485	$490

(a)
The components of net periodic cost other than the service cost component are included in Other income (expense), net in the Consolidated Statements of Income.

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of Accumulated other comprehensive income (loss) as reported in the Consolidated Balance Sheets are:

	Currency Translation Adjustments	Deferred Gain (Loss) on Cash Flow Hedging	Pension and OPEB Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2024	$(12,712)	$(103)	$(12,628)	$(25,443)
Reclassification adjustments	—	(104)	277	173
Current period benefit (charge)	1,548	(785)	8	771
Income tax benefit (charge)	—	212	(68)	144
Balance at March 31, 2025	$(11,164)	$(780)	$(12,411)	$(24,355)

	Currency Translation Adjustments	Deferred Gain (Loss) on Cash Flow Hedging	Pension and OPEB Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2023	$(9,688)	$(1,069)	$(14,180)	$(24,937)
Reclassification adjustments	—	(525)	(431)	(956)
Current period benefit (charge)	(1,084)	2,634	236	1,786
Income tax benefit (charge)	—	(500)	(82)	(582)
Balance at March 31, 2024	$(10,772)	$540	$(14,457)	$(24,689)

NOTE 8 – COMMON SHARE REPURCHASES

The Company has a share repurchase program with the authorization to purchase up to $50.0 million of the Company’s common shares. As of March 31, 2025, the Company had $48.1 million available for repurchase under the share repurchase program. During the three-month period ending March 31, 2025, the Company repurchased 30,063 shares at an average cost per share of $37.97 for a total of $1.1 million in the surrender of common shares to cover taxes in connection with the vesting of stock awards, which were not part of the share repurchase program. During the three month period ending March 31, 2024, the Company repurchased 7,348 shares at an average cost per share of $36.34 for a total of $0.3 million in the surrender of common shares to cover taxes in connection with the vesting of stock awards, which were not part of the share repurchase program.

NOTE 9 – FINANCING ARRANGEMENTS

Debt consisted of:
	March 31, 2025	December 31, 2024
Senior Secured Credit Agreement	$326,125	$340,750
Credit Facility	—	—
6.40% Note Agreement	30,000	30,000
Total debt	356,125	370,750
Unamortized discount and debt issuance fees	(3,919)	(4,153)
Total debt, net	352,206	366,597
Less: current portion of long-term debt	(18,500)	(18,500)
Total long-term debt, net	$333,706	$348,097

The carrying value of long term debt, including the current portion, approximates fair value as the variable interest rates approximate rates available to other market participants with comparable credit risk, and interest rates as of March 31, 2025 were approximately the same as interest rates at the time the fixed rate agreement was executed.

Amended and Restated Senior Secured Credit Agreement

On May 31, 2024, the Company entered into an Amended and Restated Senior Secured Credit Agreement (the “Amended and Restated Senior Credit Agreement”) with several lenders, which amended, extended, and restated the Company’s previous Senior Secured Credit Agreement, dated as of May 31, 2022. The Amended and Restated Senior Credit Agreement provides for a term loan facility in an aggregate principal amount of $370 million (the “Senior Term Loan Facility”), a revolving credit facility in an aggregate principal amount of up to $100 million (the “Credit Facility”), a letter of credit sub-facility in the aggregate available amount of up to $30 million, as a sublimit of the Credit Facility, and a swing line sub-facility in the aggregate available amount of up to $20 million, as a sublimit of the Credit Facility. The obligations of the Company under the Amended and Restated Senior Credit Agreement are secured by a first priority lien on substantially all of its personal property, and guaranteed by certain of the Company’s direct, wholly-owned subsidiaries (the “Guarantors”), which guarantees are secured by a first priority lien in substantially all of the Guarantors’ personal property.

The Amended and Restated Senior Credit Agreement has a maturity date of May 31, 2029, with the Senior Term Loan Facility requiring quarterly installment payments commencing on September 30, 2024 and continuing on the last day of each consecutive December, March, June and September thereafter.

At the option of the Company, borrowings under the Senior Term Loan Facility and under the Credit Facility bear interest at either a base rate or at an Adjusted Term SOFR Rate (as defined in the Amended and Restated Senor Credit Agreement), plus the applicable margin, which ranges from 0.5% to 1.25% for base rate loans and 1.50% to 2.25% for Adjusted Term SOFR Rate loans. The applicable margin is based on the Company’s total leverage ratio. At March 31, 2025, the applicable interest rate under the Amended and Restated Senior Secured Credit Agreement was Adjusted Term SOFR plus 2.0%.

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

Other

The Company was in compliance with all debt covenants as of March 31, 2025.

Interest Rate Derivatives

The Company entered into interest rate swaps that hedge interest payments on its SOFR borrowing during the fourth quarter of 2022. All swaps have been designated as cash flow hedges. The following table summarizes the notional amounts, related rates and remaining terms of interest swap agreements as of March 31, 2025 and December 31, 2024:

	Notional Amount		Average Fixed Rate
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	Term
Interest rate swaps	$147,656	$150,938	4.1%	4.1%	Extending to May 2027

The fair value of the Company’s interest rate swaps was a payable of $1.0 million as of March 31, 2025 and a payable of $0.1 million as of December 31, 2024. The fair value was based on inputs other than quoted prices in active markets for identical assets that are observable either directly or indirectly and therefore considered level 2. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in Accumulated Other Comprehensive Loss. The interest rate swap agreements held by the Company on March 31, 2025 are expected to continue to be effective hedges.

The following table summarizes the fair value of derivative instruments as recorded in the Consolidated Balance Sheets:

	March 31, 2025	December 31, 2024
Current Assets:
Prepaid and Other	$—	$70
Liabilities:
Accrued expenses	(190)	—
Other long-term liabilities	(833)	(204)
Total derivatives	$(1,023)	$(134)

The following table summarizes total gains (losses) recognized on derivatives:

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in AOCI on Derivatives
	Three Months Ended March 31,
	2025	2024
Interest rate swaps	$(785)	$2,634

The effects of derivative instruments on the Company’s Consolidated Statements of Income are as follows:

Location of (Loss) Gain Reclassed from AOCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassed from AOCI into Income (Effective Portion)
	Three Months Ended March 31,
	2025	2024
Interest expense	$104	$525

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

The following table presents selected financial information with respect to the Company’s single operating segment for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Net sales	$163,948	$159,268
Less:
Cost of Material	77,428	76,974
Labor	21,142	19,899
Overhead	15,046	14,001
Selling	11,588	12,237
General and administrative	13,519	12,651
Amortization expense	3,100	3,077
Operating Income	22,125	20,429
Other income (expense):
Interest expense	(6,203)	(10,073)
Other income (expense)	(386)	(272)
Income before income taxes	15,536	10,084
Provision from income taxes	3,408	2,200
Net income	$12,128	$7,884

The Company sells to approximately 140 countries around the world. The Company attributes revenues to individual countries based on the customer location to which finished products are shipped. The following tables disaggregate total net sales by geographic location:

	Geographic Location
	Three Months Ended March 31,
	2025	2024
United States	$121,994	$121,072
Foreign countries	41,954	38,196
Total net sales	$163,948	$159,268

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except for per share amounts)

The following discussion and analysis of the Company’s financial condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements, and notes thereto, and the other financial data included elsewhere in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with the Company’s audited Consolidated Financial Statements and accompanying notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its Annual Report on Form 10-K for the year ended December 31, 2024.

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

The Company’s backlog of orders was $217.8 million at March 31, 2025 compared to $234.2 million at March 31, 2024 and $206.0 million at December 31, 2024. Incoming orders for the first three months of 2025 were $177.7 million, or a decrease of 0.7%, compared to the same period in 2024.

On April 24, 2025, the Board of Directors authorized the payment of a quarterly dividend of $0.185 per share on the common stock of the Company, payable June 10, 2025, to shareholders of record as of May 15, 2025. This will mark the 301st consecutive quarterly dividend paid by The Gorman-Rupp Company.

The Company currently expects to continue its exceptional history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.

Outlook

Although we benefit from a primarily U.S. based supply chain, we continue to monitor the impact of tariffs and believe we will be able to mitigate the impact through product pricing and supply arrangements. We remain optimistic about our full year outlook and are focused on delivering profitable growth.

Three Months Ended March 31, 2025 vs. Three Months Ended March 31, 2024

Net Sales

The following table presents the Company’s disaggregated net sales by its end markets:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Industrial	$32,617	$33,560	$(943)	(2.8%)
Fire	32,977	32,289	688	2.1%
Agriculture	19,463	20,406	(943)	(4.6%)
Construction	18,781	21,482	(2,701)	(12.6%)
Municipal	22,049	20,215	1,834	9.1%
Petroleum	6,927	5,902	1,025	17.4%
OEM	10,633	8,158	2,475	30.3%
Repair parts	20,501	17,256	3,245	18.8%
Total net sales	$163,948	$159,268	$4,680	2.9%

Net sales for the first quarter of 2025 were $163.9 million compared to net sales of $159.3 million for the first quarter of 2024, an increase of 2.9% or $4.7 million. The increase in sales was due primarily to the impact of price increases taken in the first quarter of 2025.

Sales increased $1.8 million in the municipal market and $3.2 million in the repair market due to water and wastewater projects related to increased infrastructure investment. Sales also increased $2.5 million in the OEM market due to increases in various OEM applications, $1.0 million in the petroleum market, and $0.7 million in the fire suppression market. These increases were partially offset by sales decreases of $2.7 million in the construction market due to a general slow down in construction activity including sales into the rental market, $0.9 million in the agriculture market, and $0.9 million in the industrial market.

Cost of Products Sold and Gross Profit

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Cost of products sold	$113,616	$110,874	$2,742	2.5%
% of Net sales	69.3%	69.6%
Gross Margin	30.7%	30.4%

Gross profit was $50.3 million for the first quarter of 2025, resulting in gross margin of 30.7%, compared to gross profit of $48.4 million and gross margin of 30.4% for the same period in 2024. The increase in gross margin was primarily driven by the realization of selling price increases partially offset by increased labor and overhead expenses.

Selling, General and Administrative (SG&A) Expenses

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Selling, general and administrative expenses	$25,107	$24,888	$219	0.9%
% of Net sales	15.3%	15.6%

Selling, general and administrative (“SG&A”) expenses were $25.1 million and 15.3% of net sales for the first quarter of 2025 compared to $24.9 million and 15.6% of net sales for the same period in 2024.

Operating Income

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Operating Income	$22,125	$20,429	$1,696	8.3%
% of Net sales	13.5%	12.8%

Operating income was $22.1 million for the first quarter of 2025, resulting in an operating margin of 13.5%, compared to operating income of $20.4 million and an operating margin of 12.8% for the same period in 2024. Operating margin increased 70 basis points compared to the same period in 2024 due to the realization of selling price increases and SG&A leverage partially offset by increased labor and overhead expenses.

Interest Expense

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Interest Expense	$6,203	$10,073	$(3,870)	(38.4%)
% of Net sales	3.8%	6.3%

Interest expense was $6.2 million for the first quarter of 2025 compared to $10.1 million for the same period in 2024. The decrease in interest expense was due primarily to the series of refinancing transactions the Company completed on May 31, 2024 as well as a decrease in outstanding debt.

Net Income

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Income before income taxes	$15,536	$10,084	$5,452	54.1%
% of Net sales	9.5%	6.3%
Income taxes	$3,408	$2,200	$1,208	54.9%
Effective tax rate	21.9%	21.8%
Net income	$12,128	$7,884	$4,244	53.8%
% of Net sales	7.4%	5.0%
Earnings per share	$0.46	$0.30	$0.16	53.3%

The Company’s effective tax rate was 21.9% for the first quarter of 2025 compared to 21.8% for the first quarter of 2024.

Net income was $12.1 million, or $0.46 per share, for the first quarter of 2025 compared to net income of $7.9 million, or $0.30 per share, in the first quarter of 2024.

Adjusted EBITDA was $29.7 million for the first quarter of 2025 compared to $28.2 million for the first quarter of 2024.

Non-GAAP Financial Information

The discussion of Results of Operations above includes certain non-GAAP financial data and measures such as adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). Adjusted earnings before interest, taxes, depreciation and amortization is net income (loss) excluding interest, taxes, depreciation and amortization, adjusted to exclude non-cash LIFO expense. Management utilizes these adjusted financial data and measures to assess comparative operations against those of prior periods without the distortion of non-comparable factors. The inclusion of these adjusted measures should not be construed as an indication that the Company’s future results will be unaffected by unusual or infrequent items or that the items for which the Company has made adjustments are unusual or infrequent or will not recur. Further, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which method they may elect. The Gorman-Rupp Company believes that these non-GAAP financial data and measures also will be useful to investors in assessing the strength of the Company’s underlying operations and liquidity from period to period. These non-GAAP financial measures are not intended to replace GAAP financial measures, and they are not necessarily standardized or comparable to similarly titled measures used by other companies. Provided below is a reconciliation of adjusted EBITDA to its corresponding GAAP financial measure, which includes a description of actual adjustments made in the current period and the corresponding prior period.

	Three Months Ended March 31,
	2025	2024
Adjusted earnings before interest, taxes, depreciation and amortization:
Reported net income –GAAP basis	$12,128	$7,884
Interest expense	6,203	10,073
Provision for income taxes	3,408	2,200
Depreciation and amortization expense	6,963	7,065
Non-GAAP earnings before interest, taxes, depreciation and amortization	28,702	27,222
Non-cash LIFO expense	995	993
Non-GAAP adjusted earnings before interest, taxes, depreciation and amortization	$29,697	$28,215

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and borrowings under our Credit Facility. Cash and cash equivalents totaled $21.8 million at March 31, 2025. The Company had an additional $99.1 million available under the revolving credit facility after deducting $0.9 million in outstanding letters of credit primarily related to customer orders. We believe we have adequate liquidity from funds on hand and borrowing capacity to execute our financial and operating strategy, as well as comply with debt obligation and financial covenants, for at least the next 12 months.

As of March 31, 2025, the Company had $356.1 million in total debt outstanding with $326.1 million due in 2029 and $30.0 million due in 2031. The Company was in compliance with its debt covenants, including limits on additional borrowings and maintenance of certain operating and financial ratios, at March 31, 2025 and December 31, 2024. See “Note 9 – Financing Arrangements” in the Notes to Consolidated Financial Statements included in this Form 10-Q for a further description of our outstanding debt.

Capital expenditures for the first three months of 2025 were $3.0 million and consisted primarily of machinery and equipment. Capital expenditures for the full-year 2025 are presently planned to be approximately $20.0 million primarily for machinery and equipment, and are expected to be financed through cash from operations.

On April 24, 2025, the Board of Directors authorized the payment of a quarterly dividend of $0.185 per share on the common stock of the Company, payable June 10, 2025, to shareholders of record as of May 15, 2025. This will mark the 301st consecutive quarterly dividend paid by The Gorman-Rupp Company. The Company currently expects to continue its exceptional history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.

The Board of Directors has authorized a share repurchase program of up to $50.0 million of the Company’s common shares. The actual number of shares repurchased will depend on prevailing market conditions, alternative uses of capital and other factors, and will be determined at management’s discretion. The Company is not obligated to make any purchases under the program, and the program may be suspended or discontinued at any time. As of March 31, 2025, the Company had $48.1 million available for repurchase under the share repurchase program.

Financial Cash Flow

	Three Months Ended March 31,
	2025	2024
Beginning of period cash and cash equivalents	$24,213	$30,518
Net cash provided by operating activities	21,100	10,742
Net cash used for investing activities	(3,001)	(3,854)
Net cash used for financing activities	(20,648)	(9,374)
Effect of exchange rate changes on cash	176	(260)
Net increase (decrease) in cash and cash equivalents	$(2,373)	$(2,746)
End of period cash and cash equivalents	$21,840	$27,772

The increase in cash provided by operating activities in the first three months of 2025 compared to the same period last year was primarily due to increased net income, an increase in commissions payable and accrued expenses during the three month period ended March 31, 2025 compared to the same period last year.

During the first three months of 2025, investing activities of $3.0 million consisted of capital expenditures primarily for machinery and equipment. During the first three months of 2024, investing activities of $3.9 million consisted of capital expenditures primarily for machinery and equipment.

Net cash used for financing activities of $20.6 million for the first three months of 2025 primarily consisted of net payments on bank borrowings of $14.6 million, dividend payments of $4.9 million, and $1.1 million of payments in the surrender of common shares to cover taxes upon the vesting of stock awards. Net cash used for financing activities of $9.4 million for the first three months of 2024 primarily consisted of net payments on bank borrowings of $4.4 million, dividend payments of $4.7 million, and $0.3 million of payments in the surrender of common shares to cover taxes upon the vesting of stock awards.

Critical Accounting Policies

Our critical accounting policies are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our Consolidated Financial Statements for the year ended December 31, 2024 contained in our Annual Report on Form 10-K for the year ended December 31, 2024. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the notes to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

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

Such uncertainties include, but are not limited to, our estimates of future earnings and cash flows, general economic conditions and supply chain conditions and any related impact on costs and availability of materials, retention of supplier and customer relationships and key employees, and the ability to service and repay indebtedness. Other factors include, but are not limited to: company specific risk factors including (1) loss of key personnel; (2) intellectual property security; (3) growth through acquisitions; (4) the Company’s indebtedness and how it may impact the Company’s financial condition and the way it operates its business; (5) acquisition performance and integration; (6) impairment in the value of intangible assets, including goodwill; (7) defined benefit pension plan settlement expense; (8) LIFO inventory method; and (9) family ownership of common equity; and general risk factors including (10) continuation of the current and projected future business environment; (11) highly competitive markets; (12) availability and costs of raw materials and labor; (13) cybersecurity threats; (14) artificial intelligence risk and challenges that can impact our business; (15) compliance with, and costs related to, a variety of import and export laws and regulations; (16) the impact of U.S. trade policy, including resulting tariffs; (17) environmental compliance costs and liabilities; (18) exposure to fluctuations in foreign currency exchange rates; (19) conditions in foreign countries in which The Gorman-Rupp Company conducts business; (20) changes in our tax rates and exposure to additional income tax liabilities; and (21) risks described from time to time in our reports filed with the Securities and Exchange Commission. Except to the extent required by law, we do not undertake and specifically decline any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.

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

Interest Rate Risk

The results of operations are exposed to changes in interest rates primarily with respect to borrowings under the Company’s Senior Term Loan Facility and Credit Facility. Borrowings under the Senior Term Loan Facility and Credit Facility may be made either at (i) a base rate plus the applicable margin, which ranges from 0.50% to 1.25%, or at (ii) an Adjusted Term SOFR Rate, plus the applicable margin, which ranges from 1.5% to 2.25%. At March 31, 2025, the Company had $326.1 million in borrowings under the Senior Term Loan Facility and no borrowings under the Credit Facility. As of March 31, 2025, the applicable interest rates under the Senior Secured Credit Agreement were Adjusted Term SOFR plus 2.0%. See Note 9 “Financing Arrangements” in the notes to our Consolidated Financial Statements.

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

The Company estimates that a hypothetical increase of 100 basis points in interest rates would increase interest expense by approximately $1.8 million on an annual basis.

Foreign Currency Risk

The Company’s foreign currency exchange rate risk is limited primarily to the Euro, Canadian Dollar, South African Rand and British Pound. The Company manages its foreign exchange risk principally through invoicing customers in the same currency as is used in the market of the source of products. The foreign currency transaction gains (losses) for the three month periods ending March 31, 2025 and 2024 were both ($0.1) million, and are reported within Other (expense) income, net on the Consolidated Statements of Income.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material changes from the legal proceedings previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

ITEM 1A. RISK FACTORS

In addition to the information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, except for the following which supplements the COmpany's previously disclosed risk factors:

U.S. trade policy, including the implementation of tariffs, could adversely affect the Company’s business and financial results.

The U.S. administration has implemented numerous tariffs on imported materials and products and, in response, various countries have imposed new, or increased existing, tariffs on imports. These tariffs, to the extent that they continue to be imposed, and any new or increased tariffs, may increase the cost of imported materials used by our suppliers and in our products. Tariffs imposed by other countries may apply to our products sold internationally. The ultimate impact of the announced tariffs and any future tariffs will depend on various factors, including the extent to which such tariffs are implemented, the timing of implementation and the amount, scope and nature of such tariffs. If we are unable to mitigate the impact of tariffs, including through product pricing and supply arrangements, our business and financial results could be adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer purchases of its common shares during the first quarter of 2025 were:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
January 1 to January 31, 2025	—	—	—	$48,067
February 1 to February 28, 2025	—	—	—	48,067
March 1 to March 31, 2025	—	—	—	48,067
Total	—	—	—	$48,067

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, each as defined in Item 408 of Regulation S-K.

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
Exhibit 101

Financial statements from the Quarterly Report on Form 10-Q of The Gorman-Rupp Company for the quarter ended March 31, 2025, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity, and (vi) the Notes to Consolidated Financial Statements.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Gorman-Rupp Company
(Registrant)
Date: April 28, 2025
	By:	/s/James C. Kerr
James C. Kerr
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)