Form 10-Q
period 2025-06-30
GORMAN RUPP CO
filed 2025-07-28
CIK 42682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

On July 28, 2025 there were 26,312,842 common shares, without par value, of The Gorman-Rupp Company outstanding.

The Gorman-Rupp Company

Three and Six Months Ended June 30, 2025 and 2024

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2025	2024	2025	2024
Net sales	$179,045	$169,513	$342,994	$328,781
Cost of products sold	122,992	115,434	236,609	226,308
Gross profit	56,053	54,079	106,385	102,473
Selling, general and administrative expenses	26,039	24,930	51,146	49,818
Amortization expense	3,102	3,100	6,202	6,178
Operating income	26,912	26,049	49,037	46,477
Interest expense	(5,990)	(9,048)	(12,192)	(19,120)
Other income (expense), net	(538)	(6,331)	(926)	(6,603)
Income before income taxes	20,384	10,670	35,919	20,754
Provision for income taxes	4,587	2,335	7,994	4,535
Net income	$15,797	$8,335	$27,925	$16,219
Earnings per share	$0.60	$0.32	$1.06	$0.62
Average number of shares outstanding	26,307,998	26,220,809	26,277,592	26,210,951

See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Net income	$15,797	$8,335	$27,925	$16,219
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	3,785	(105)	5,333	(1,189)
Cash flow hedging activity	(247)	233	(924)	1,842
Pension and postretirement medical liability adjustments	225	250	442	(27)
Other comprehensive income	3,763	378	4,851	626
Comprehensive income	$19,560	$8,713	$32,776	$16,845

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED BALANCE SHEETS

	(unaudited)
(Dollars in thousands)	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$26,985	$24,213
Accounts receivable, net	98,710	87,636
Inventories, net	97,345	99,205
Prepaid and other	8,250	9,773
Total current assets	231,290	220,827
Property, plant and equipment, net	130,916	131,822
Other assets	23,458	23,838
Other intangible assets, net	218,230	224,428
Goodwill	257,902	257,554
Total assets	$861,796	$858,469
Liabilities and equity
Current liabilities:
Accounts payable	$28,019	$24,752
Payroll and employee related liabilities	24,426	20,982
Commissions payable	7,917	6,438
Deferred revenue and customer deposits	6,460	6,840
Current portion of long-term debt	18,500	18,500
Accrued expenses	11,347	10,015
Total current liabilities	96,669	87,527
Pension benefits	6,225	6,629
Postretirement benefits	21,785	22,178
Long-term debt, net of current portion	318,564	348,097
Other long-term liabilities	20,785	20,238
Total liabilities	464,028	484,669
Equity:
Common shares, without par value:
Authorized - 35,000,000 shares;
Outstanding - 26,312,842 shares at June 30, 2025 and 26,277,540 shares at December 31, 2024 (after deducting treasury shares of 735,954 and 821,256, respectively), at stated capital amounts	5,144	5,126
Additional paid-in capital	9,941	9,360
Retained earnings	403,275	384,757
Accumulated other comprehensive (loss)	(20,592)	(25,443)
Total equity	397,768	373,800
Total liabilities and equity	$861,796	$858,469

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Dollars in thousands)	2025	2024
Cash flows from operating activities:
Net income	$27,925	$16,219
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,937	14,089
LIFO expense	2,923	2,127
Pension expense	1,392	1,326
Stock based compensation	2,064	1,955
Contributions to pension plans	(1,224)	(595)
Amortization of debt issuance fees	591	5,814
Gain on sale of property, plant, and equipment	(20)	(1,058)
Other	181	200
Changes in operating assets and liabilities:
Accounts receivable, net	(9,496)	(7,693)
Inventories, net	1,572	(426)
Accounts payable	2,559	5,990
Commissions payable	1,066	241
Deferred revenue and customer deposits	(485)	(1,704)
Income taxes	664	5
Accrued expenses and other	2,504	(3,812)
Benefit obligations	2,735	719
Net cash provided by operating activities	48,888	33,397
Cash flows from investing activities:
Capital additions	(5,977)	(7,131)
Proceeds from sale of property, plant, and equipment	38	2,116
Other	21	53
Net cash used for investing activities	(5,918)	(4,962)
Cash flows from financing activities:
Cash dividends	(9,720)	(9,433)
Treasury share repurchases	(1,152)	(267)
Proceeds from bank borrowings	—	400,000
Payments to banks for borrowings	(30,000)	(413,750)
Debt issuance fees	—	(746)
Other	(59)	(34)
Net cash used for financing activities	(40,931)	(24,230)
Effect of exchange rate changes on cash	733	(478)
Net increase in cash and cash equivalents	2,772	3,727
Cash and cash equivalents:
Beginning of period	24,213	30,518
End of period	$26,985	$34,245

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Six Months Ended June 30, 2025
(Dollars in thousands, except	Common Shares		Additional Paid-In	Retained	Accumulated Other Comprehensive
share and per share amounts)	Shares	Dollars	Capital	Earnings	(Loss) Income	Total
Balances December 31, 2024	26,227,540	$5,126	$9,360	$384,757	$(25,443)	$373,800
Net income				12,128		12,128
Other comprehensive income					1,088	1,088
Stock based compensation, net	96,900	21	671	356		1,048
Treasury share repurchases	(30,063)	(7)	(1,024)	(110)		(1,141)
Cash dividends - $0.185 per share				(4,852)		(4,852)
Balances March 31, 2025	26,294,377	$5,140	$9,007	$392,279	$(24,355)	$382,071
Net income				15,797		15,797
Other comprehensive income					3,763	3,763
Stock based compensation, net	18,773	4	943	69		1,016
Treasury share repurchases	(308)		(9)	(2)		(11)
Cash dividends - $0.185 per share				(4,868)		(4,868)
Balances June 30, 2025	26,312,842	$5,144	$9,941	$403,275	$(20,592)	$397,768

	Six Months Ended June 30, 2024
(Dollars in thousands, except	Common Shares		Additional Paid-In	Retained	Accumulated Other Comprehensive
share and per share amounts)	Shares	Dollars	Capital	Earnings	(Loss) Income	Total
Balances December 31, 2023	26,193,998	$5,119	$5,750	$363,527	$(24,937)	$349,459
Net income				7,884		7,884
Other comprehensive income					248	248
Stock based compensation, net	24,336	5	979	90		1,074
Treasury share repurchases	(7,348)	(2)	(238)	(27)		(267)
Cash dividends - $0.18 per share				(4,715)		(4,715)
Balances March 31, 2024	26,210,986	$5,122	$6,491	$366,759	$(24,689)	$353,683
Net income				8,335		8,335
Other comprehensive income					378	378
Stock based compensation, net	16,554	4	816	61		881
Cash dividends - $0.18 per share				(4,718)		(4,718)
Balances June 30, 2024	26,227,540	$5,126	$7,307	$370,437	$(24,311)	$358,559

See notes to consolidated financial statements (unaudited).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in tables in thousands of dollars, except for per share amounts)

NOTE 1 - BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Consolidated Financial Statements include the accounts of The Gorman-Rupp Company (the “Company” or “Gorman-Rupp”) and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management of the Company, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of results that may be expected for the year ending December 31, 2025. For further information, refer to the Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, from which related information herein has been derived.

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

NOTE 2 – REVENUE

The following tables disaggregate total net sales by end market and geographic location:

	End market
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Industrial	$36,131	$34,570	$68,747	$68,130
Fire	31,753	28,959	64,730	61,249
Agriculture	20,158	21,381	39,621	41,787
Construction	21,967	21,907	40,748	43,389
Municipal	29,795	26,206	51,845	46,419
Petroleum	6,973	5,451	13,900	11,353
OEM	11,386	11,684	22,019	19,842
Repair parts	20,882	19,355	41,384	36,612
Total net sales	$179,045	$169,513	$342,994	$328,781

	Geographic Location
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$136,393	$127,021	$258,388	$241,596
Foreign countries	42,652	42,492	84,606	87,185
Total net sales	$179,045	$169,513	$342,994	$328,781

The Company attributes revenues to individual countries based on the customer location to which finished products are shipped. International sales represented approximately 24% and 25% of total net sales for the second quarter of 2025 and 2024, respectively.

On June 30, 2025, the Company had $224.4 million of remaining performance obligations, also referred to as backlog. The Company expects to recognize as revenue substantially all of its remaining performance obligations within one year.

The Company’s contract assets and liabilities as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025	December 31, 2024
Contract assets	$26	$390
Contract liabilities	6,460	6,840

Revenue recognized for the six months ended June 30, 2025 and 2024 that was included in the contract liabilities balance at the beginning of the period was $5.8 million and $7.6 million, respectively.

NOTE 3 - INVENTORIES

LIFO inventories are stated at the lower of cost or market and all other inventories are stated at the lower of cost or net realizable value. Replacement cost approximates current cost and the excess over LIFO cost was approximately $103.1 million and $100.2 million at June 30, 2025 and December 31, 2024, respectively. Allowances for excess and obsolete inventory totaled $7.4 million and $6.8 million at June 30, 2025 and December 31, 2024, respectively. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management’s estimate of expected year-end inventory levels and costs, and are subject to the final year-end LIFO inventory valuation.

Pre-tax LIFO expense was $1.9 million and $1.1 million for the three months ended June 30, 2025 and 2024, respectively, and $2.9 million and $2.1 million for the six months ended June 30, 2025 and 2024, respectively.

Inventories are comprised of the following:

	June 30, 2025	December 31, 2024
Inventories, net:
Raw materials and in-process	$33,975	$36,897
Finished parts	47,246	46,375
Finished products	16,124	15,933
Total net inventories	$97,345	$99,205

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of the following:

	June 30, 2025	December 31, 2024
Land	$6,320	$6,116
Buildings	124,497	123,199
Machinery and equipment	233,488	229,624
	$364,305	$358,939
Less accumulated depreciation	(233,389)	(227,117)
Property, plant and equipment, net	$130,916	$131,822

NOTE 5 - PRODUCT WARRANTIES

A liability is established for estimated future warranty and service claims based on historical claims experience and specific product failures. The Company expenses warranty costs directly to Cost of products sold. Changes in the Company’s product warranties liability are:

	June 30,
	2025	2024
Balance at beginning of year	$2,210	$2,269
Provision	1,852	1,553
Claims	(1,749)	(1,451)
Balance at end of period	$2,313	$2,371

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

The following tables present the components of net periodic benefit costs:

	Pension Benefits		Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025	2024
Service cost	$493	$502	$202	$213
Interest cost	750	668	310	285
Expected return on plan assets	(832)	(839)	—	—
Amortization of prior service cost	—	—	(19)	—
Recognized actuarial loss (gain)	285	332	(8)	(8)
Net periodic benefit cost (a)	$696	$663	$485	$490

	Pension Benefits		Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Service cost	$986	$1,004	$403	$426
Interest cost	1,500	1,337	621	572
Expected return on plan assets	(1,665)	(1,678)	—	—
Amortization of prior service cost	—	—	(37)	—
Recognized actuarial loss (gain)	571	663	(17)	(17)
Net periodic benefit cost (a)	$1,392	$1,326	$970	$981

(a)
The components of net periodic cost other than the service cost component are included in Other income (expense), net in the Consolidated Statements of Income.

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of Accumulated other comprehensive income (loss) as reported in the Consolidated Balance Sheets are:

	Currency Translation Adjustments	Deferred Gain (Loss) on Cash Flow Hedging	Pension and OPEB Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2024	$(12,712)	$(103)	$(12,628)	$(25,443)
Reclassification adjustments	—	(204)	277	73
Current period benefit (charge)	5,333	(1,008)	294	4,619
Income tax benefit (charge)	—	288	(129)	159
Balance at June 30, 2025	$(7,379)	$(1,027)	$(12,186)	$(20,592)

	Currency Translation Adjustments	Deferred Gain (Loss) on Cash Flow Hedging	Pension and OPEB Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2023	$(9,688)	$(1,069)	$(14,180)	$(24,937)
Reclassification adjustments	—	(1,037)	(108)	(1,145)
Current period benefit (charge)	(1,189)	3,452	242	2,505
Income tax benefit (charge)	—	(573)	(161)	(734)
Balance at June 30, 2024	$(10,877)	$773	$(14,207)	$(24,311)

NOTE 8 – COMMON SHARE REPURCHASES

The Company has a share repurchase program with the authorization to purchase up to $50.0 million of the Company’s common shares. As of June 30, 2025, the Company had $48.1 million available for repurchase under the share repurchase program. During the six-month period ending June 30, 2025, the Company repurchased 30,371 shares at an average cost per share of $37.92 for a total of $1.2 million in the surrender of common shares to cover taxes in connection with the vesting of stock awards, which were not part of the share repurchase program. During the six-month period ending June 30, 2024, the Company repurchased 7,348 shares at an average cost per share of $36.34 for a total of $0.3 million in the surrender of common shares to cover taxes in connection with the vesting of stock awards, which were not part of the share repurchase program.

NOTE 9 – FINANCING ARRANGEMENTS

Debt consisted of:
	June 30, 2025	December 31, 2024
Senior Secured Credit Agreement	$310,750	$340,750
Credit Facility	—	—
6.40% Note Agreement	30,000	30,000
Total debt	340,750	370,750
Unamortized discount and debt issuance fees	(3,686)	(4,153)
Total debt, net	337,064	366,597
Less: current portion of long-term debt	(18,500)	(18,500)
Total long-term debt, net	$318,564	$348,097

The carrying value of long term debt, including the current portion, approximates fair value as the variable interest rates approximate rates available to other market participants with comparable credit risk, and interest rates as of June 30, 2025 were approximately the same as interest rates at the time the fixed rate agreement was executed.

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

At the option of the Company, borrowings under the Senior Term Loan Facility and under the Credit Facility bear interest at either a base rate or at an Adjusted Term SOFR Rate (as defined in the Amended and Restated Senior Credit Agreement), plus the applicable margin, which ranges from 0.5% to 1.25% for base rate loans and 1.50% to 2.25% for Adjusted Term SOFR Rate loans. The applicable margin is based on the Company’s total leverage ratio. At June 30, 2025, the applicable interest rate under the Amended and Restated Senior Secured Credit Agreement was Adjusted Term SOFR plus 2.0%.

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

The 6.40% Note Agreement has a maturity date of May 31, 2031 and interest is payable semiannually on the last day of May and November in each year.

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

The Company was in compliance with all debt covenants as of June 30, 2025.

Interest Rate Derivatives

The Company entered into interest rate swaps that hedge interest payments on its SOFR borrowing during the fourth quarter of 2022. All swaps have been designated as cash flow hedges. The following table summarizes the notional amounts, related rates and remaining terms of interest swap agreements as of June 30, 2025 and December 31, 2024:

	Notional Amount		Average Fixed Rate
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	Term
Interest rate swaps	$144,375	$150,938	4.1%	4.1%	Extending to May 2027

The fair value of the Company’s interest rate swaps was a payable of $1.3 million as of June 30, 2025 and a payable of $0.1 million as of December 31, 2024. The fair value was based on inputs other than quoted prices in active markets for identical assets that are observable either directly or indirectly and therefore considered level 2. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in Accumulated Other Comprehensive Loss. The interest rate swap agreements held by the Company on June 30, 2025 are expected to continue to be effective hedges.

The following table summarizes the fair value of derivative instruments as recorded in the Consolidated Balance Sheets:

	June 30, 2025	December 31, 2024
Current Assets:
Prepaid and Other	$—	$70
Liabilities:
Accrued expenses	(324)	—
Other long-term liabilities	(1,022)	(204)
Total derivatives	$(1,346)	$(134)

The following table summarizes total gains (losses) recognized on derivatives:

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in AOCI on Derivatives
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest rate swaps	$(223)	$817	$(1,008)	$3,452

The effects of derivative instruments on the Company’s Consolidated Statements of Income are as follows:

Location of (Loss) Gain Reclassed from AOCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassed from AOCI into Income (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest expense	$100	$512	$204	$1,037

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

The following table presents selected financial information with respect to the Company’s single operating segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$179,045	$169,513	$342,994	$328,781
Less:
Cost of Material	87,169	80,476	164,597	157,450
Labor	20,906	20,661	42,049	40,560
Overhead	14,917	14,297	29,963	28,298
Selling	12,534	11,824	24,122	24,061
General and administrative	13,505	13,106	27,024	25,757
Amortization expense	3,102	3,100	6,202	6,178
Operating Income	26,912	26,049	49,037	46,477
Other income (expense):
Interest expense	(5,990)	(9,048)	(12,192)	(19,120)
Other income (expense)	(538)	(6,331)	(926)	(6,603)
Income before income taxes	20,384	10,670	35,919	20,754
Provision from income taxes	4,587	2,335	7,994	4,535
Net income	$15,797	$8,335	$27,925	$16,219

The Company sells to approximately 140 countries around the world. The Company attributes revenues to individual countries based on the customer location to which finished products are shipped. The following tables disaggregate total net sales by geographic location:

	Geographic Location
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$136,393	$127,021	$258,388	$241,596
Foreign countries	42,652	42,492	84,606	87,185
Total net sales	$179,045	$169,513	$342,994	$328,781

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

The Company’s backlog of orders was $224.4 million at June 30, 2025 compared to $206.0 million at December 31, 2024, and $224.4 million at June 30, 2024. Incoming orders for the first six months of 2025 were $365.7 million, or an increase of 7.1%, compared to the same period in 2024.

On July 24, 2025, the Board of Directors authorized the payment of a quarterly dividend of $0.185 per share on the common stock of the Company, payable September 10, 2025, to shareholders of record as of August 15, 2025. This will mark the 302nd consecutive quarterly dividend paid by The Gorman-Rupp Company.

The Company currently expects to continue its exceptional history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.

Outlook

Sales in our municipal market are benefiting from infrastructure spending, including strong demand for flood control and storm water management. A number of our markets are also benefiting from increased demand related to data center construction. While we will continue to monitor tariffs and plan to mitigate their impact through selling price increases, we believe that our primarily U.S. based supply chain provides a competitive advantage. With positive incoming order trends and current backlog levels, we are well positioned for the second half of the year.

Three Months Ended June 30, 2025 vs. Three Months Ended June 30, 2024

Net Sales

The following table presents the Company’s disaggregated net sales by its end markets:

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Industrial	$36,131	$34,570	$1,561	4.5%
Fire	31,753	28,959	2,794	9.6%
Agriculture	20,158	21,381	(1,223)	(5.7%)
Construction	21,967	21,907	60	0.3%
Municipal	29,795	26,206	3,589	13.7%
Petroleum	6,973	5,451	1,522	27.9%
OEM	11,386	11,684	(298)	(2.6%)
Repair parts	20,882	19,355	1,527	7.9%
Total net sales	$179,045	$169,513	$9,532	5.6%

Net sales for the second quarter of 2025 were $179.0 million compared to net sales of $169.5 million for the second quarter of 2024, an increase of 5.6% or $9.5 million. The increase in sales was partially due to the impact of pricing increases taken in the first six months of 2025.

Sales increased in the majority of our markets including a sales increase of $3.5 million in the municipal market due to water and wastewater projects related to increased infrastructure investment. Sales also increased $2.8 million in the fire suppression market, $1.6 million in the industrial market, $1.5 million in the petroleum market, $1.5 million in the repair market, and $0.1 million in the construction market. These increases were partially offset by a sales decrease of $1.2 million in the agriculture market primarily driven by significant declines in farm income, as well as a sales decrease of $0.3 million in the OEM market.

Cost of Products Sold and Gross Profit

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Cost of products sold	$122,992	$115,434	$7,558	6.5%
% of Net sales	68.7%	68.1%
Gross Margin	31.3%	31.9%

Gross profit was $56.1 million for the second quarter of 2025, resulting in gross margin of 31.3%, compared to gross profit of $54.1 million and gross margin of 31.9% for the same period in 2024. The 60 basis point decrease in gross margin was primarily driven by a 120 basis point increase in cost of material, which included a 40 basis point increase in LIFO expense and an 80 basis point increase in cost of material primarily driven by product mix. The increase in cost of material was partially offset by a 60 basis point improvement from labor and overhead leverage due to increased sales.

Selling, General and Administrative (SG&A) Expenses

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Selling, general and administrative expenses	$26,039	$24,930	$1,109	4.4%
% of Net sales	14.5%	14.7%

Selling, general and administrative (“SG&A”) expenses were $26.0 million and 14.5% of net sales for the second quarter of 2025 compared to $24.9 million and 14.7% of net sales for the same period in 2024. SG&A expenses for the second quarter of 2024 included $1.3 million of refinancing transaction costs and a $1.1 million gain on the sale of a fixed asset.

Operating Income

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Operating Income	$26,912	$26,049	$863	3.3%
% of Net sales	15.0%	15.4%

Operating income was $26.9 million for the second quarter of 2025, resulting in an operating margin of 15.0%, compared to operating income of $26.0 million and an operating margin of 15.4% for the same period in 2024. Operating margin decreased 40 basis points compared to the same period in 2024 due to increased cost of material, partially offset by improved leverage on labor, overhead, and SG&A expenses due to increased sales.

Interest Expense

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Interest Expense	$5,990	$9,048	$(3,058)	(33.8%)
% of Net sales	3.3%	5.3%

Interest expense was $6.0 million for the second quarter of 2025 compared to $9.0 million for the same period in 2024. The decrease in interest expense was due primarily to the series of refinancing transactions the Company completed on May 31, 2024, as well as a decrease in outstanding debt.

Other Income (Expense), net

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Other Income (Expense), net	$(538)	$(6,331)	$5,793	91.5%
% of Net sales	(0.3%)	(3.7%)

Other income (expense), net was $0.5 million of expense for the second quarter of 2025 compared to $6.3 million of expense for the same period in 2024. Other expense for the second quarter of 2024 included a $4.4 million write-off of unamortized previously deferred debt financing fees and a $1.8 million prepayment fee related to the early retirement of the unsecured Subordinated Credit Facility.

Net Income

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Income before income taxes	$20,384	$10,670	$9,714	91.0%
% of Net sales	11.4%	6.3%
Income taxes	$4,587	$2,335	$2,252	96.4%
Effective tax rate	22.5%	21.9%
Net income	$15,797	$8,335	$7,462	89.5%
% of Net sales	8.8%	4.9%
Earnings per share	$0.60	$0.32	$0.28	87.5%

The Company’s effective tax rate was 22.5% for the second quarter of 2025 compared to 21.9% for the second quarter of 2024.

Net income was $15.8 million, or $0.60 per share, for the second quarter of 2025 compared to net income of $8.3 million, or $0.32 per share, in the second quarter of 2024. Adjusted earnings per share for the second quarter of 2024 were $0.54 per share. The adjustments to Adjusted earnings per share apply only to the 2024 results. Adjusted earnings per share is a non-GAAP financial measure, see "Non-GAAP Financial Information" below.

Adjusted EBITDA was $35.3 million for the second quarter of 2025 compared to $35.4 million for the second quarter of 2024. Adjusted EBITDA is a non-GAAP financial measure, see "Non-GAAP Financial Information" below.

Six Months Ended June 30, 2025 vs. Six Months Ended June 30, 2024

Net Sales

The following table presents the Company’s disaggregated net sales by its end markets:

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Industrial	$68,747	$68,130	$617	0.9%
Fire	64,730	61,249	3,481	5.7%
Agriculture	39,621	41,787	(2,166)	(5.2%)
Construction	40,748	43,389	(2,641)	(6.1%)
Municipal	51,845	46,419	5,426	11.7%
Petroleum	13,900	11,353	2,547	22.4%
OEM	22,019	19,842	2,177	11.0%
Repair parts	41,384	36,612	4,772	13.0%
Total net sales	$342,994	$328,781	$14,213	4.3%

Net sales for the first six months of 2025 were $343.0 million compared to net sales of $328.8 million for the first six months of 2024, an increase of 4.3% or $14.2 million. The increase in sales was partially due to the impact of pricing increases taken in the first six months of 2025.

Sales increased in the majority of our markets including a sales increase of $5.4 million in the municipal market due to water and wastewater projects related to increased infrastructure investment, $4.8 million in the repair market, $3.5 million in the fire suppression market, $2.5 million in the petroleum market, $2.2 million in the OEM market, and $0.6 million in the industrial market. Offsetting these increases was a decrease of $2.6 million in the construction market due to a general slow down in construction activity including sales into the rental market and $2.2 million in the agriculture market primarily driven by significant declines in farm income.

Cost of Products Sold and Gross Profit

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Cost of products sold	$236,609	$226,308	$10,301	4.6%
% of Net sales	69.0%	68.8%
Gross Margin	31.0%	31.2%

Gross profit was $106.4 million for the first six months of 2025, resulting in gross margin of 31.0%, compared to gross profit of $102.5 million and gross margin of 31.2% for the same period in 2024. The 20 basis point decrease in gross margin included a 10 basis point increase in cost of material, primarily driven by increased LIFO expense, and a 10 basis point increase in labor and overhead expenses as a percent of sales.

Selling, General and Administrative (SG&A) Expenses

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Selling, general and administrative expenses	$51,146	$49,818	$1,328	2.7%
% of Net sales	14.9%	15.2%

Selling, general and administrative (“SG&A”) expenses were $51.1 million and 14.9% of net sales for the first six months of 2025 compared to $49.8 million and 15.2% of net sales for the same period in 2024. SG&A expenses for the first six months of 2024 included $1.3 million of refinancing transaction costs and a $1.1 million gain on the sale of a fixed asset.

Operating Income

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Operating Income	$49,037	$46,477	$2,560	5.5%
% of Net sales	14.3%	14.1%

Operating income was $49.0 million for the first six months of 2025, resulting in an operating margin of 14.3%, compared to operating income of $46.5 million and operating margin of 14.1% for the same period in 2024. Operating margin in the first six months of 2025 increased 20 basis points compared to the same period in 2024 primarily due to improved leverage on SG&A expenses.

Interest Expense

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Interest Expense	$12,192	$19,120	$(6,928)	(36.2%)
% of Net sales	3.6%	5.8%

Interest expense was $12.2 million for the first six months of 2025 compared to $19.1 million for the same period in 2024. The decrease in interest expense was due to a series of debt refinancing transactions the Company completed on May 31, 2024, as well as a decrease in outstanding debt.

Other income (expense), net

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Other Income (Expense), net	$(926)	$(6,603)	$5,677	86.0%
% of Net sales	(0.3%)	(2.0%)

Other income (expense), net was $0.9 million of expense for the first six months of 2025 compared to $6.6 million of expense for the same period in 2024. Other expense for the first six months of 2024 included a $4.4 million write-off of unamortized previously deferred debt financing fees and a $1.8 million prepayment fee related to the early retirement of the unsecured Subordinated Credit Facility.

Net Income

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Income before income taxes	$35,919	$20,754	$15,165	73.1%
% of Net sales	10.5%	6.3%
Income taxes	$7,994	$4,535	$3,459	76.3%
Effective tax rate	22.3%	21.9%
Net income	$27,925	$16,219	$11,706	72.2%
% of Net sales	8.1%	4.9%
Earnings per share	$1.06	$0.62	$0.44	71.0%

The Company’s effective tax rate was 22.3% for the first six months of 2025 compared to 21.9% for the first six months of 2024.

Net income was $27.9 million, or $1.06 per share, for the first six months of 2025 compared to net income of $16.2 million, or $0.62 per share, for the first six months of 2024. Adjusted earnings per share for the first six months of 2024 were $0.84 per share. The adjustments to Adjusted earnings per share apply only to the 2024 results. Adjusted earnings per share is a non-GAAP financial measure, see "Non-GAAP Financial Information" below.

Adjusted EBITDA was $65.0 million for the first six months of 2025 compared to $63.6 million for the first six months of 2024. Adjusted EBITDA is a non-GAAP financial measure, see "Non-GAAP Financial Information" below.

Non-GAAP Financial Information

This Quarterly Report on Form 10-Q includes certain non-GAAP financial data and measures such as adjusted earnings, adjusted earnings per share, and adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). Adjusted earnings is earnings excluding the write-off of unamortized previously deferred debt financing fees and refinancing costs. Adjusted earnings per share is earnings per share excluding the write-off of unamortized previously deferred debt financing fees per share and refinancing costs per share. Adjusted earnings before interest, taxes, depreciation and amortization is net income (loss) excluding interest, taxes, depreciation and amortization, adjusted to exclude the write-off of unamortized previously deferred debt financing fees, refinancing costs, and non-cash LIFO2expense. Management utilizes these adjusted financial data and measures to assess comparative operations against those of prior periods without the distortion of non-comparable factors. The inclusion of these adjusted measures should not be construed as an indication that the Company’s future results will be unaffected by unusual or infrequent items or that the items for which the Company has made adjustments are unusual or infrequent or will not recur. Further, the impact of the LIFO2 inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO2 and depending upon which method they may elect. The Gorman-Rupp Company believes that these non-GAAP financial data and measures also will be useful to investors in assessing the strength of the Company’s underlying operations and liquidity from period to period. These non-GAAP financial measures are not intended to replace GAAP financial measures, and they are not necessarily standardized or comparable to similarly titled measures used by other companies. Provided below is a reconciliation of adjusted earnings, adjusted earnings per share, and adjusted EBITDA to its respective corresponding GAAP financial measure, which includes a description of actual adjustments made in the current period and the corresponding prior period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Adjusted earnings:
Net income – GAAP basis	$15,797	$8,335	$27,925	$16,219
Write-off of unamortized previously deferred debt financing fees	—	3,506	—	3,506
Refinancing costs	—	2,413	—	2,413
Non-GAAP adjusted earnings	$15,797	$14,254	$27,925	$22,138

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Adjusted earnings per share:
Earnings per share – GAAP basis	$0.60	$0.32	$1.06	$0.62
Write-off of unamortized previously deferred debt financing fees	—	0.13	—	0.13
Refinancing costs	—	0.09	—	0.09
Non-GAAP adjusted earnings per share	$0.60	$0.54	$1.06	$0.84

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Adjusted earnings before interest, taxes, depreciation and amortization:
Net income –GAAP basis	$15,797	$8,335	$27,925	$16,219
Interest expense	5,990	9,048	12,192	19,120
Provision for income taxes	4,587	2,335	7,994	4,535
Depreciation and amortization expense	6,974	7,024	13,937	14,089
Non-GAAP earnings before interest, taxes, depreciation and amortization	33,348	26,742	62,048	53,963
Write-off of unamortized previously deferred debt financing fees	—	4,438	—	4,438
Refinancing costs	—	3,055	—	3,055
Non-cash LIFO expense	1,928	1,134	2,923	2,127
Non-GAAP adjusted earnings before interest, taxes, depreciation and amortization	$35,276	$35,369	$64,971	$63,583

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and borrowings under our Credit Facility. Cash and cash equivalents totaled $27.0 million at June 30, 2025. The Company had an additional $99.1 million available under the revolving credit facility after deducting $0.9 million in outstanding letters of credit primarily related to customer orders. We believe we have adequate liquidity from funds on hand and borrowing capacity to execute our financial and operating strategy, as well as comply with debt obligation and financial covenants, for at least the next 12 months.

As of June 30, 2025, the Company had $340.8 million in total debt outstanding with $310.8 million due in 2029 and $30.0 million due in 2031. The Company was in compliance with its debt covenants, including limits on additional borrowings and maintenance of certain operating and financial ratios, at June 30, 2025 and December 31, 2024. See “Note 9 – Financing Arrangements” in the Notes to Consolidated Financial Statements included in this Form 10-Q for a further description of our outstanding debt.

Capital expenditures for the first six months of 2025 were $6.0 million and consisted primarily of machinery and equipment. Capital expenditures for the full-year 2025 are presently planned to be approximately $20.0 million primarily for machinery and equipment, and are expected to be financed through cash from operations.

On July 24, 2025, the Board of Directors authorized the payment of a quarterly dividend of $0.185 per share on the common stock of the Company, payable September 10, 2025, to shareholders of record as of August 15, 2025. This will mark the 302nd consecutive quarterly dividend paid by The Gorman-Rupp Company. The Company currently expects to continue its exceptional history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.

The Board of Directors has authorized a share repurchase program of up to $50.0 million of the Company’s common shares. The actual number of shares repurchased will depend on prevailing market conditions, alternative uses of capital and other factors, and will be determined at management’s discretion. The Company is not obligated to make any purchases under the program, and the program may be suspended or discontinued at any time. As of June 30, 2025, the Company had $48.1 million available for repurchase under the share repurchase program.

Financial Cash Flow

	Six Months Ended June 30,
	2025	2024
Beginning of period cash and cash equivalents	$24,213	$30,518
Net cash provided by operating activities	48,888	33,397
Net cash used for investing activities	(5,918)	(4,962)
Net cash used for financing activities	(40,931)	(24,230)
Effect of exchange rate changes on cash	733	(478)
Net increase (decrease) in cash and cash equivalents	$2,772	$3,727
End of period cash and cash equivalents	$26,985	$34,245

The increase in cash provided by operating activities in the first six months of 2025 compared to the same period last year was primarily due to increased net income and an increase in accrued expenses and other during the six months ended June 30, 2025 compared to the same period last year.

During the first six months of 2025, investing activities of $6.0 million consisted of capital expenditures for machinery and equipment. During the first six months of 2024, investing activities of $5.0 million consisted of $7.1 million for capital expenditures primarily for machinery and equipment partially offset by $2.1 million in proceeds from the sale of property, plant, and equipment.

Net cash used for financing activities of $40.9 million for the first six months of 2025 primarily consisted of net payments on bank borrowings of $30.0 million, dividend payments of $9.7 million, and $1.2 million of payments in the surrender of common shares to cover taxes upon the vesting of stock awards. Net cash used for financing activities of $24.2 million for the first six months of 2024 primarily consisted of net payments on bank borrowings of $13.8 million and dividend payments of $9.4 million.

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

Interest Rate Risk

The results of operations are exposed to changes in interest rates primarily with respect to borrowings under the Company’s Senior Term Loan Facility and Credit Facility. Borrowings under the Senior Term Loan Facility and Credit Facility may be made either at (i) a base rate plus the applicable margin, which ranges from 0.50% to 1.25%, or at (ii) an Adjusted Term SOFR Rate, plus the applicable margin, which ranges from 1.5% to 2.25%. At June 30, 2025, the Company had $310.8 million in borrowings under the Senior Term Loan Facility and no borrowings under the Credit Facility. As of June 30, 2025, the applicable interest rates under the Senior Secured Credit Agreement were Adjusted Term SOFR plus 2.0%. See Note 9 “Financing Arrangements” in the notes to our Consolidated Financial Statements.

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

The Company estimates that a hypothetical increase of 100 basis points in interest rates would increase interest expense by approximately $1.7 million on an annual basis.

Foreign Currency Risk

The Company’s foreign currency exchange rate risk is limited primarily to the Euro, Canadian Dollar, South African Rand and British Pound. The Company manages its foreign exchange risk principally through invoicing customers in the same currency as is used in the market of the source of products. The foreign currency transaction gains (losses) for the six months ended June 30, 2025 and 2024 were ($0.3) million and ($0.1) million respectively, and are reported within Other (expense) income, net on the Consolidated Statements of Income.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer purchases of its common shares during the second quarter of 2025 were:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
April 1 to April 30, 2025	—	—	—	$48,067
May 1 to May 31, 2025	—	—	—	48,067
June 1 to June 30, 2025	—	—	—	48,067
Total	—	—	—	$48,067

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, each as defined in Item 408 of Regulation S-K.

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
Exhibit 101

Financial statements from the Quarterly Report on Form 10-Q of The Gorman-Rupp Company for the quarter ended June 30, 2025, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity, and (vi) the Notes to Consolidated Financial Statements.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Gorman-Rupp Company
(Registrant)
Date: July 28, 2025
	By:	/s/James C. Kerr
James C. Kerr
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)