Form 10-Q
period 2025-09-30
GORMAN RUPP CO
filed 2025-10-27
CIK 42682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

On October 27, 2025 there were 26,312,842 common shares, without par value, of The Gorman-Rupp Company outstanding.

The Gorman-Rupp Company

Three and Nine Months Ended September 30, 2025 and 2024

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2025	2024	2025	2024
Net sales	$172,825	$168,182	$515,818	$496,963
Cost of products sold	122,405	115,521	359,013	341,828
Gross profit	50,420	52,661	156,805	155,135
Selling, general and administrative expenses	25,856	25,675	77,002	75,494
Amortization expense	3,087	3,101	9,289	9,278
Operating income	21,477	23,885	70,514	70,363
Interest expense	(5,787)	(7,766)	(17,980)	(26,886)
Other income (expense), net	(357)	(59)	(1,282)	(6,662)
Income before income taxes	15,333	16,060	51,252	36,815
Provision for income taxes	3,989	3,141	11,983	7,677
Net income	$11,344	$12,919	$39,269	$29,138
Earnings per share	$0.43	$0.49	$1.49	$1.11
Average number of shares outstanding	26,312,842	26,227,540	26,289,471	26,216,521

See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Net income	$11,344	$12,919	$39,269	$29,138
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(121)	1,866	5,212	677
Cash flow hedging activity	18	(2,612)	(906)	(770)
Pension and postretirement medical liability adjustments	228	255	670	228
Other comprehensive income (loss)	125	(491)	4,976	135
Comprehensive income	$11,469	$12,428	$44,245	$29,273

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED BALANCE SHEETS

	(unaudited)
(Dollars in thousands)	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$42,937	$24,213
Accounts receivable, net	92,235	87,636
Inventories, net	94,790	99,205
Prepaid and other	9,295	9,773
Total current assets	239,257	220,827
Property, plant and equipment, net	133,745	131,822
Other assets	23,826	23,838
Other intangible assets, net	215,145	224,428
Goodwill	257,928	257,554
Total assets	$869,901	$858,469
Liabilities and equity
Current liabilities:
Accounts payable	$33,359	$24,752
Payroll and employee related liabilities	30,227	20,982
Commissions payable	6,922	6,438
Deferred revenue and customer deposits	7,530	6,840
Current portion of long-term debt	20,813	18,500
Accrued expenses	16,361	10,015
Total current liabilities	115,212	87,527
Pension benefits	5,719	6,629
Postretirement benefits	21,790	22,178
Long-term debt, net of current portion	301,485	348,097
Other long-term liabilities	20,538	20,238
Total liabilities	464,744	484,669
Equity:
Common shares, without par value:
Authorized - 35,000,000 shares;
Outstanding - 26,312,842 shares at September 30, 2025 and 26,277,540 shares at December 31, 2024 (after deducting treasury shares of 735,954 and 821,256, respectively), at stated capital amounts	5,144	5,126
Additional paid-in capital	10,727	9,360
Retained earnings	409,753	384,757
Accumulated other comprehensive (loss)	(20,467)	(25,443)
Total equity	405,157	373,800
Total liabilities and equity	$869,901	$858,469

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Dollars in thousands)	2025	2024
Cash flows from operating activities:
Net income	$39,269	$29,138
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,820	20,973
LIFO expense	4,266	3,445
Pension expense	2,076	1,989
Stock based compensation	2,850	3,025
Contributions to pension plans	(2,113)	(4,510)
Amortization of debt issuance fees	886	6,110
Gain on sale of property, plant, and equipment	(23)	(1,021)
Other	270	296
Changes in operating assets and liabilities:
Accounts receivable, net	(3,085)	1,426
Inventories, net	2,662	(921)
Accounts payable	7,926	2,885
Commissions payable	65	(3,875)
Deferred revenue and customer deposits	610	(2,833)
Income taxes	4,152	670
Accrued expenses and other	2,137	(1,894)
Benefit obligations	8,462	5,671
Net cash provided by operating activities	91,230	60,574
Cash flows from investing activities:
Capital additions	(12,533)	(10,309)
Proceeds from sale of property, plant, and equipment	60	2,278
Other	25	-
Net cash used for investing activities	(12,448)	(8,031)
Cash flows from financing activities:
Cash dividends	(14,586)	(14,157)
Treasury share repurchases	(1,152)	(267)
Proceeds from bank borrowings	-	400,000
Payments to banks for borrowings	(45,000)	(428,375)
Debt issuance fees	-	(746)
Other	(90)	(86)
Net cash used for financing activities	(60,828)	(43,631)
Effect of exchange rate changes on cash	770	271
Net increase in cash and cash equivalents	18,724	9,183
Cash and cash equivalents:
Beginning of period	24,213	30,518
End of period	$42,937	$39,701

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Nine Months Ended September 30, 2025
(Dollars in thousands, except	Common Shares		Additional Paid-In	Retained	Accumulated Other Comprehensive
share and per share amounts)	Shares	Dollars	Capital	Earnings	(Loss) Income	Total
Balances December 31, 2024	26,227,540	$5,126	$9,360	$384,757	$(25,443)	$373,800
Net income				12,128		12,128
Other comprehensive income					1,088	1,088
Stock based compensation, net	96,900	21	671	356		1,048
Treasury share repurchases	(30,063)	(7)	(1,024)	(110)		(1,141)
Cash dividends - $0.185 per share				(4,852)		(4,852)
Balances March 31, 2025	26,294,377	$5,140	$9,007	$392,279	$(24,355)	$382,071
Net income				15,797		15,797
Other comprehensive income					3,763	3,763
Stock based compensation, net	18,773	4	943	69		1,016
Treasury share repurchases	(308)		(9)	(2)		(11)
Cash dividends - $0.185 per share				(4,868)		(4,868)
Balances June 30, 2025	26,312,842	$5,144	$9,941	$403,275	$(20,592)	$397,768
Net income				11,344		11,344
Other comprehensive income					125	125
Stock based compensation, net			786			786
Cash dividends - $0.185 per share				(4,866)		(4,866)
Balances September 30, 2025	26,312,842	$5,144	$10,727	$409,753	$(20,467)	$405,157

	Nine Months Ended September 30, 2024
(Dollars in thousands, except	Common Shares		Additional Paid-In	Retained	Accumulated Other Comprehensive
share and per share amounts)	Shares	Dollars	Capital	Earnings	(Loss) Income	Total
Balances December 31, 2023	26,193,998	$5,119	$5,750	$363,527	$(24,937)	$349,459
Net income				7,884		7,884
Other comprehensive income					248	248
Stock based compensation, net	24,336	5	979	90		1,074
Treasury share repurchases	(7,348)	(2)	(238)	(27)		(267)
Cash dividends - $0.18 per share				(4,715)		(4,715)
Balances March 31, 2024	26,210,986	$5,122	$6,491	$366,759	$(24,689)	$353,683
Net income				8,335		8,335
Other comprehensive income					378	378
Stock based compensation, net	16,554	4	816	61		881
Cash dividends - $0.18 per share				(4,718)		(4,718)
Balances June 30, 2024	26,227,540	$5,126	$7,307	$370,437	$(24,311)	$358,559
Net income				12,919		12,919
Other comprehensive loss					(491)	(491)
Stock based compensation, net			1,071			1,071
Cash dividends - $0.18 per share				(4,724)		(4,724)
Balances September 30, 2024	26,227,540	$5,126	$8,378	$378,632	$(24,802)	$367,334

See notes to consolidated financial statements (unaudited).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in tables in thousands of dollars, except for per share amounts)

NOTE 1 - BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Consolidated Financial Statements include the accounts of The Gorman-Rupp Company (the “Company” or “Gorman-Rupp”) and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management of the Company, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of results that may be expected for the year ending December 31, 2025. For further information, refer to the Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, from which related information herein has been derived.

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

NOTE 2 – REVENUE

The following tables disaggregate total net sales by end market and geographic location:

	End market
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Industrial	$36,225	$30,939	$104,973	$99,054
Fire	31,955	31,591	96,660	92,742
Agriculture	22,479	20,496	62,100	62,282
Construction	17,661	22,255	58,406	65,592
Municipal	26,339	24,279	78,170	70,668
Petroleum	6,140	7,004	20,040	18,351
OEM	12,338	11,579	34,359	31,420
Repair parts	19,688	20,039	61,110	56,854
Total net sales	$172,825	$168,182	$515,818	$496,963

	Geographic Location
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$133,638	$124,434	$392,025	$366,030
Foreign countries	39,187	43,748	123,793	130,933
Total net sales	$172,825	$168,182	$515,818	$496,963

The Company attributes revenues to individual countries based on the customer location to which finished products are shipped. International sales represented approximately 23% and 26% of total net sales for the third quarter of 2025 and 2024, respectively.

On September 30, 2025, the Company had $234.2 million of remaining performance obligations, also referred to as backlog. The Company expects to recognize as revenue substantially all of its remaining performance obligations within one year.

The Company’s contract assets and liabilities as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024
Contract assets	$328	$390
Contract liabilities	7,530	6,840

Revenue recognized for the nine months ended September 30, 2025 and 2024 that was included in the contract liabilities balance at the beginning of the period was $6.3 million and $8.6 million, respectively.

NOTE 3 - INVENTORIES

LIFO inventories are stated at the lower of cost or market and all other inventories are stated at the lower of cost or net realizable value. Replacement cost approximates current cost and the excess over LIFO cost was approximately $104.5 million and $100.2 million at September 30, 2025 and December 31, 2024, respectively. Allowances for excess and obsolete inventory totaled $9.9 million and $6.8 million at September 30, 2025 and December 31, 2024, respectively. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management’s estimate of expected year-end inventory levels and costs, and are subject to the final year-end LIFO inventory valuation.

Pre-tax LIFO expense was $1.3 million for the three months ended September 30, 2025 and 2024, and $4.3 million and $3.4 million for the nine months ended September 30, 2025 and 2024, respectively.

Inventories are comprised of the following:

	September 30, 2025	December 31, 2024
Inventories, net:
Raw materials and in-process	$32,020	$36,897
Finished parts	45,046	46,375
Finished products	17,724	15,933
Total net inventories	$94,790	$99,205

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of the following:

	September 30, 2025	December 31, 2024
Land	$6,327	$6,116
Buildings	124,954	123,199
Machinery and equipment	237,141	229,624
	$368,422	$358,939
Less accumulated depreciation	(234,677)	(227,117)
Property, plant and equipment, net	$133,745	$131,822

NOTE 5 - PRODUCT WARRANTIES

A liability is established for estimated future warranty and service claims based on historical claims experience and specific product failures. The Company expenses warranty costs directly to Cost of products sold. Changes in the Company’s product warranties liability are:

	September 30,
	2025	2024
Balance at beginning of year	$2,210	$2,269
Provision	2,649	2,349
Claims	(2,398)	(2,332)
Balance at end of period	$2,461	$2,286

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

The following tables present the components of net periodic benefit costs:

	Pension Benefits		Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024
Service cost	$454	$502	$202	$213
Interest cost	745	668	310	285
Expected return on plan assets	(818)	(839)	—	—
Amortization of prior service cost	—	—	(19)	—
Recognized actuarial loss (gain)	303	332	(8)	(8)
Net periodic benefit cost (a)	$684	$663	$485	$490

	Pension Benefits		Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Service cost	$1,440	$1,506	$605	$639
Interest cost	2,245	2,006	931	857
Expected return on plan assets	(2,482)	(2,518)	—	—
Amortization of prior service cost	—	—	(56)	—
Recognized actuarial loss (gain)	873	995	(26)	(25)
Net periodic benefit cost (a)	$2,076	$1,989	$1,454	$1,471

(a)
The components of net periodic cost other than the service cost component are included in Other income (expense), net in the Consolidated Statements of Income.

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of Accumulated other comprehensive income (loss) as reported in the Consolidated Balance Sheets are:

	Currency Translation Adjustments	Deferred Gain (Loss) on Cash Flow Hedging	Pension and OPEB Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2024	$(12,712)	$(103)	$(12,628)	$(25,443)
Reclassification adjustments	—	(306)	295	(11)
Current period benefit (charge)	5,212	(883)	584	4,913
Income tax benefit (charge)	—	283	(209)	74
Balance at September 30, 2025	$(7,500)	$(1,009)	$(11,958)	$(20,467)

	Currency Translation Adjustments	Deferred Gain (Loss) on Cash Flow Hedging	Pension and OPEB Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2023	$(9,688)	$(1,069)	$(14,180)	$(24,937)
Reclassification adjustments	—	(1,540)	216	(1,324)
Current period benefit (charge)	677	528	251	1,456
Income tax benefit (charge)	—	242	(239)	3
Balance at September 30, 2024	$(9,011)	$(1,839)	$(13,952)	$(24,802)

NOTE 8 – COMMON SHARE REPURCHASES

The Company has a share repurchase program with the authorization to purchase up to $50.0 million of the Company’s common shares. As of September 30, 2025, the Company had $48.1 million available for repurchase under the share repurchase program. During the nine-month period ending September 30, 2025, the Company repurchased 30,371 shares at an average cost per share of $37.92 for a total of $1.2 million in the surrender of common shares to cover taxes in connection with the vesting of stock awards, which were not part of the share repurchase program. During the nine-month period ending September 30, 2024, the Company repurchased 7,348 shares at an average cost per share of $36.34 for a total of $0.3 million in the surrender of common shares to cover taxes in connection with the vesting of stock awards, which were not part of the share repurchase program.

NOTE 9 – FINANCING ARRANGEMENTS

Debt consisted of:
	September 30, 2025	December 31, 2024
Senior Secured Credit Agreement	$295,750	$340,750
Credit Facility	—	—
6.40% Note Agreement	30,000	30,000
Total debt	325,750	370,750
Unamortized discount and debt issuance fees	(3,452)	(4,153)
Total debt, net	322,298	366,597
Less: current portion of long-term debt	(20,813)	(18,500)
Total long-term debt, net	$301,485	$348,097

The carrying value of long term debt, including the current portion, approximates fair value as the variable interest rates approximate rates available to other market participants with comparable credit risk, and interest rates as of September 30, 2025 were approximately the same as interest rates at the time the fixed rate agreement was executed.

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

At the option of the Company, borrowings under the Senior Term Loan Facility and under the Credit Facility bear interest at either a base rate or at an Adjusted Term SOFR Rate (as defined in the Amended and Restated Senior Credit Agreement), plus the applicable margin, which ranges from 0.5% to 1.25% for base rate loans and 1.50% to 2.25% for Adjusted Term SOFR Rate loans. The applicable margin is based on the Company’s total leverage ratio. At September 30, 2025, the applicable interest rate under the Amended and Restated Senior Secured Credit Agreement was Adjusted Term SOFR plus 2.0%.

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

The Company was in compliance with all debt covenants as of September 30, 2025.

Interest Rate Derivatives

The Company entered into interest rate swaps that hedge interest payments on its SOFR borrowing during the fourth quarter of 2022. All swaps have been designated as cash flow hedges. The following table summarizes the notional amounts, related rates and remaining terms of interest swap agreements as of September 30, 2025 and December 31, 2024:

	Notional Amount		Average Fixed Rate
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	Term
Interest rate swaps	$140,000	$150,938	4.1%	4.1%	Extending to May 2027

The fair value of the Company’s interest rate swaps was a payable of $1.3 million as of September 30, 2025 and a payable of $0.1 million as of December 31, 2024. The fair value was based on inputs other than quoted prices in active markets for identical assets that are observable either directly or indirectly and therefore considered level 2. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in Accumulated Other Comprehensive Loss. The interest rate swap agreements held by the Company on September 30, 2025 are expected to continue to be effective hedges.

The following table summarizes the fair value of derivative instruments as recorded in the Consolidated Balance Sheets:

	September 30, 2025	December 31, 2024
Current Assets:
Prepaid and Other	$—	$70
Liabilities:
Accrued expenses	(613)	—
Other long-term liabilities	(709)	(204)
Total derivatives	$(1,322)	$(134)

The following table summarizes total gains (losses) recognized on derivatives:

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in AOCI on Derivatives
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest rate swaps	$125	$(2,923)	$(883)	$528

The effects of derivative instruments on the Company’s Consolidated Statements of Income are as follows:

Location of (Loss) Gain Reclassed from AOCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassed from AOCI into Income (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest expense	$101	$503	$306	$1,540

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

The following table presents selected financial information with respect to the Company’s single operating segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$172,825	$168,182	$515,818	$496,963
Less:
Cost of Material	85,375	80,250	249,972	237,699
Labor	21,799	20,843	63,847	61,404
Overhead	15,231	14,428	45,194	42,725
Selling	12,556	12,591	36,678	36,652
General and administrative	13,300	13,085	40,324	38,842
Amortization expense	3,087	3,101	9,289	9,278
Operating Income	21,477	23,885	70,514	70,363
Other income (expense):
Interest expense	(5,787)	(7,766)	(17,980)	(26,886)
Other income (expense)	(357)	(59)	(1,282)	(6,662)
Income before income taxes	15,333	16,060	51,252	36,815
Provision from income taxes	3,989	3,141	11,983	7,677
Net income	$11,344	$12,919	$39,269	$29,138

The Company sells to approximately 140 countries around the world. The Company attributes revenues to individual countries based on the customer location to which finished products are shipped. The following tables disaggregate total net sales by geographic location:

	Geographic Location
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$133,638	$124,434	$392,025	$366,030
Foreign countries	39,187	43,748	123,793	130,933
Total net sales	$172,825	$168,182	$515,818	$496,963

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

During the third quarter of 2025, based on changes to the agriculture market that have taken place over the last few years, we optimized our National Pump Company (NPC) footprint. We reduced the number of NPC operating facilities from six to three and expect this change to result in improved profitability by lowering our fixed operating costs with minimal impact on sales. We have transitioned the NPC facility in Olive Branch, MS to our Patterson Pump Company to continue to support the growth we have seen in the fire, municipal and HVAC markets. During the quarter we recognized $3.0 million in one-time facility optimization costs including inventory rationalization, severance, and facility costs. We expect these changes will result in annualized savings between $2.0 million and $2.5 million in payroll, payroll related, and facility costs. We do not expect future facility optimization costs to be material.

The Company’s backlog of orders was $234.2 million at September 30, 2025 compared to $206.0 million at December 31, 2024, and $207.8 million at September 30, 2024. Incoming orders for the first nine months of 2025 were $550.2 million, or an increase of 10.9%, compared to the same period in 2024.

On October 23, 2025, the Board of Directors authorized the payment of a quarterly dividend of $0.19 per share on the common stock of the Company, payable December 10, 2025, to shareholders of record as of November 14, 2025. This will mark the 303rd consecutive quarterly dividend paid by The Gorman-Rupp Company.

The Company currently expects to continue its exceptional history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.

Outlook

During the quarter we made the decision to close two of our smaller facilities that primarily served the agriculture market and to transition a third facility to support both the expansion of our data center driven HVAC business and continued growth in the municipal and fire markets. While it is always a difficult decision to close facilities, we believe these actions will improve profitability by reducing payroll, payroll related, and facility costs between $2.0 and $2.5 million annually while also supporting our higher growth markets. Although our gross margin has decreased slightly from our record levels due to the timing of price increases versus the timing of tariff expenses, we expect to be able to maintain our margin rates over the long-term by monitoring the impact of tariffs and taking appropriate pricing actions. Cash flow continued to be strong during the quarter resulting in an additional reduction in debt, bringing the total reduction through the first three quarters of 2025 to $45 million, thereby further improving interest expense. We continued to see strong incoming orders during the quarter across the majority of our markets with year-to-date incoming orders now up over 10% from the same period last year. As a result of these strong incoming orders, our backlog has continued to increase and positions us well for the balance of 2025 and into 2026.

Three Months Ended September 30, 2025 vs. Three Months Ended September 30, 2024

Net Sales

The following table presents the Company’s disaggregated net sales by its end markets:

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Industrial	$36,225	$30,939	$5,286	17.1%
Fire	31,955	31,591	364	1.2%
Agriculture	22,479	20,496	1,983	9.7%
Construction	17,661	22,255	(4,594)	(20.6%)
Municipal	26,339	24,279	2,060	8.5%
Petroleum	6,140	7,004	(864)	(12.3%)
OEM	12,338	11,579	759	6.6%
Repair parts	19,688	20,039	(351)	(1.8%)
Total net sales	$172,825	$168,182	$4,643	2.8%

Net sales for the third quarter of 2025 were $172.8 million compared to net sales of $168.2 million for the third quarter of 2024, an increase of 2.8% or $4.6 million.

Sales increased in the majority of our markets, including an increase of $5.3 million in the industrial market primarily due to increased demand related to data centers, as well as an increase of $2.1 million in the municipal market due to water and wastewater projects related to increased infrastructure investment. Sales also increased $2.0 million in the agriculture market, $0.7 million in the OEM market, and $0.4 million in the fire suppression market. These increases were partially offset by sales decreases of $4.6 million in the construction market due to a general slow down in construction activity including sales into the rental market, $0.9 million in the petroleum market, and $0.4 million in the repair market.

Cost of Products Sold and Gross Profit

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Cost of products sold	$122,405	$115,521	$6,884	6.0%
% of Net sales	70.8%	68.7%
Gross Margin	29.2%	31.3%

Gross profit was $50.4 million for the third quarter of 2025, resulting in gross margin of 29.2%, compared to gross profit of $52.7 million and gross margin of 31.3% for the same period in 2024. Gross profit for the third quarter of 2025 included $2.7 million of facility optimization costs. The 210 basis point decrease in gross margin was driven by the 160 basis points in facility optimization costs, a 30 basis point increase in cost of material driven by the timing difference between price increases and tariff expense, and a 20 basis point increase in labor and overhead expense as a percentage of net sales.

Selling, General and Administrative (SG&A) Expenses

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Selling, general and administrative expenses	$25,856	$25,675	$181	0.7%
% of Net sales	15.0%	15.3%

Selling, general and administrative (“SG&A”) expenses were $25.9 million and 15.0% of net sales for the third quarter of 2025 compared to $25.7 million and 15.3% of net sales for the same period in 2024. The increase in SG&A costs was driven by $0.3 million of facility optimization costs.

Operating Income

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Operating Income	$21,477	$23,885	$(2,408)	(10.1%)
% of Net sales	12.4%	14.2%

Operating income was $21.5 million for the third quarter of 2025, resulting in an operating margin of 12.4%, compared to operating income of $23.9 million and an operating margin of 14.2% for the same period in 2024. Operating income for the third quarter of 2025 included $3.0 million of facility optimization costs. The 180 basis point decrease in operating margin compared to the same period in 2024 was driven by 170 basis points in facility optimization costs and 50 basis points due to increased cost of material, labor, and overhead, partially offset by 40 basis points of improved leverage on SG&A expenses due to increased sales.

Interest Expense

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Interest Expense	$5,787	$7,766	$(1,979)	(25.5%)
% of Net sales	3.3%	4.6%

Interest expense was $5.8 million for the third quarter of 2025 compared to $7.8 million for the same period in 2024. The decrease in interest expense was due primarily to a decrease in outstanding debt.

Net Income

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Income before income taxes	$15,333	$16,060	$(727)	(4.5%)
% of Net sales	8.9%	9.5%
Income taxes	$3,989	$3,141	$848	27.0%
Effective tax rate	26.0%	19.6%
Net income	$11,344	$12,919	$(1,575)	(12.2%)
% of Net sales	6.6%	7.7%
Earnings per share	$0.43	$0.49	$(0.06)	(12.2%)

The Company’s effective tax rate was 26.0% for the third quarter of 2025 compared to 19.6% for the third quarter of 2024. The increase in the effective tax rate was driven by unfavorable discrete adjustments and changes in U.S. tax regulations passed under the One Big Beautiful Bill Act made in the quarter. The updated tax regulations accelerated temporary tax benefits that reduced our foreign tax benefits and made them permanent, thus increasing our effective tax rate. The impact to the effective tax rate in the quarter was more significant than the year to date period as the quarter included a true-up of year to date activity. The Company expects the effective tax rate for 2026 to be between 21.0% and 23.0%.

Net income was $11.3 million, or $0.43 per share, for the third quarter of 2025 compared to net income of $12.9 million, or $0.49 per share, in the third quarter of 2024. Adjusted earnings per share for the third quarter of 2025 were $0.52 per share. The adjustments to Adjusted earnings per share apply only to the 2025 results. Adjusted earnings per share is a non-GAAP financial measure, see "Non-GAAP Financial Information" below.

Adjusted EBITDA was $32.3 million for the third quarter of 2025 compared to $32.0 million for the third quarter of 2024. Adjusted EBITDA is a non-GAAP financial measure, see "Non-GAAP Financial Information" below.

Nine Months Ended September 30, 2025 vs. Nine Months Ended September 30, 2024

Net Sales

The following table presents the Company’s disaggregated net sales by its end markets:

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Industrial	$104,973	$99,054	$5,919	6.0%
Fire	96,660	92,742	3,918	4.2%
Agriculture	62,100	62,282	(182)	(0.3%)
Construction	58,406	65,592	(7,186)	(11.0%)
Municipal	78,170	70,668	7,502	10.6%
Petroleum	20,040	18,351	1,689	9.2%
OEM	34,359	31,420	2,939	9.4%
Repair parts	61,110	56,854	4,256	7.5%
Total net sales	$515,818	$496,963	$18,855	3.8%

Net sales for the first nine months of 2025 were $515.8 million compared to net sales of $497.0 million for the first nine months of 2024, an increase of 3.8% or $18.8 million.

Sales increased in the majority of our markets, including sales increases of $7.5 million in the municipal market due to water and wastewater projects related to increased infrastructure investment, $5.9 million in the industrial market due to increased demand related to data centers, $4.3 million in the repair market, $3.9 million in the fire suppression market, $2.9 million in the OEM market, and $1.7 million in the petroleum market. Offsetting these increases were decreases of $7.2 million in the construction market due to a general slow down in construction activity including sales into the rental market and $0.2 million in the agriculture market.

Cost of Products Sold and Gross Profit

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Cost of products sold	$359,013	$341,828	$17,185	5.0%
% of Net sales	69.6%	68.8%
Gross Margin	30.4%	31.2%

Gross profit was $156.8 million for the first nine months of 2025, resulting in gross margin of 30.4%, compared to gross profit of $155.1 million and gross margin of 31.2% for the same period in 2024. Gross profit for the first nine months of 2025 included $2.7 million of facility optimization costs. The 80 basis point decrease in gross margin was driven by 50 basis points in facility optimization costs, a 20 basis point increase in cost of material, primarily driven by increased LIFO expense, and a 10 basis point increase in labor and overhead expenses as a percentage of net sales.

Selling, General and Administrative (SG&A) Expenses

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Selling, general and administrative expenses	$77,002	$75,494	$1,508	2.0%
% of Net sales	14.9%	15.2%

Selling, general and administrative (“SG&A”) expenses were $77.0 million and 14.9% of net sales for the first nine months of 2025 compared to $75.5 million and 15.2% of net sales for the same period in 2024. The decrease in SG&A expense as a percentage of net sales was driven by improved leverage on SG&A expenses from increased sales.

Operating Income

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Operating Income	$70,514	$70,363	$151	0.2%
% of Net sales	13.7%	14.2%

Operating income was $70.5 million for the first nine months of 2025, resulting in an operating margin of 13.7%, compared to operating income of $70.4 million and an operating margin of 14.2% for the same period in 2024. Operating income for the first nine months of 2025 included $3.0 million of facility optimization costs. The 50 basis point decrease in operating margin compared to the same period in 2024 was driven by the 60 basis points in facility optimization costs and a 20 basis point increase in cost of material, primarily driven by LIFO expense, partially offset by 30 basis points of improved leverage on SG&A expenses.

Interest Expense

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Interest Expense	$17,980	$26,886	$(8,906)	(33.1%)
% of Net sales	3.5%	5.4%

Interest expense was $18.0 million for the first nine months of 2025 compared to $26.9 million for the same period in 2024. The decrease in interest expense was due to a series of debt refinancing transactions the Company completed on May 31, 2024, as well as a decrease in outstanding debt.

Other income (expense), net

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Other Income (Expense), net	$(1,282)	$(6,662)	$5,380	80.8%
% of Net sales	(0.2%)	(1.3%)

Other income (expense), net was $1.3 million of expense for the first nine months of 2025 compared to $6.7 million of expense for the same period in 2024. Other expense for the first nine months of 2024 included a $4.4 million write-off of unamortized previously deferred debt financing fees and a $1.8 million prepayment fee related to the early retirement of the unsecured Subordinated Credit Facility.

Net Income

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Income before income taxes	$51,252	$36,815	$14,437	39.2%
% of Net sales	9.9%	7.4%
Income taxes	$11,983	$7,677	$4,306	56.1%
Effective tax rate	23.4%	20.9%
Net income	$39,269	$29,138	$10,131	34.8%
% of Net sales	7.6%	5.9%
Earnings per share	$1.49	$1.11	$0.38	34.2%

The Company’s effective tax rate was 23.4% for the first nine months of 2025, compared to 20.9% for the first nine months of 2024. The increase in the effective tax rate was driven by unfavorable discrete adjustments and changes in U.S. tax regulations passed under the One Big Beautiful Bill Act. The updated tax regulations accelerated temporary tax benefits that reduced our foreign tax benefits and made them permanent, thus increasing our effective tax rate. The Company expects the effective tax rate for 2026 to be between 21.0% and 23.0%.

Net income was $39.3 million, or $1.49 per share, for the first nine months of 2025 compared to net income of $29.1 million, or $1.11 per share, for the first nine months of 2024. Adjusted earnings per share for the first nine months of 2025 and 2024 were $1.58 per share and $1.33 per share, respectively. Adjusted earnings per share is a non-GAAP financial measure, see "Non-GAAP Financial Information" below.

Adjusted EBITDA was $97.3 million for the first nine months of 2025 compared to $95.6 million for the first nine months of 2024. Adjusted EBITDA is a non-GAAP financial measure, see "Non-GAAP Financial Information" below.

Non-GAAP Financial Information

This Quarterly Report on Form 10-Q includes certain non-GAAP financial data and measures such as adjusted earnings, adjusted earnings per share, and adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). Adjusted earnings is earnings excluding the write-off of unamortized previously deferred debt financing fees, refinancing costs, and facility optimization costs. Adjusted earnings per share is earnings per share excluding the write-off of unamortized previously deferred debt financing fees per share, refinancing costs per share, and facility optimization costs per share. Adjusted earnings before interest, taxes, depreciation and amortization is net income (loss) excluding interest, taxes, depreciation and amortization, adjusted to exclude the write-off of unamortized previously deferred debt financing fees, refinancing costs, facility optimization costs, and non-cash LIFO expense. Management utilizes these adjusted financial data and measures to assess comparative operations against those of prior periods without the distortion of non-comparable factors. The inclusion of these adjusted measures should not be construed as an indication that the Company’s future results will be unaffected by unusual or infrequent items or that the items for which the Company has made adjustments are unusual or infrequent or will not recur. Further, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which method they may elect. The Gorman-Rupp Company believes that these non-GAAP financial data and measures also will be useful to investors in assessing the strength of the Company’s underlying operations and liquidity from period to period. These non-GAAP financial measures are not intended to replace GAAP financial measures, and they are not necessarily standardized or comparable to similarly titled measures used by other companies. Provided below is a reconciliation of adjusted earnings, adjusted earnings per share, and adjusted EBITDA to their respective corresponding GAAP financial measures, which includes a description of actual adjustments made in the current period and the corresponding prior period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Adjusted earnings:
Net income – GAAP basis	$11,344	$12,919	$39,269	$29,138
Write-off of unamortized previously deferred debt financing fees	—	—	—	3,506
Refinancing costs	—	—	—	2,413
Facility optimization costs	2,309	—	2,309	—
Non-GAAP adjusted earnings	$13,653	$12,919	$41,578	$35,057

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Adjusted earnings per share:
Earnings per share – GAAP basis	$0.43	$0.49	$1.49	$1.11
Write-off of unamortized previously deferred debt financing fees	—	—	—	0.13
Refinancing costs	—	—	—	0.09
Facility optimization costs	0.09	—	0.09	—
Non-GAAP adjusted earnings per share	$0.52	$0.49	$1.58	$1.33

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Adjusted earnings before interest, taxes, depreciation and amortization:
Net income –GAAP basis	$11,344	$12,919	$39,269	$29,138
Interest expense	5,787	7,766	17,980	26,886
Provision for income taxes	3,989	3,141	11,983	7,677
Depreciation and amortization expense	6,883	6,884	20,820	20,973
Non-GAAP earnings before interest, taxes, depreciation and amortization	28,003	30,710	90,052	84,674
Write-off of unamortized previously deferred debt financing fees	—	—	—	4,438
Refinancing costs	—	—	—	3,055
Facility optimization costs	2,960	—	2,960	—
Non-cash LIFO expense	1,343	1,318	4,266	3,445
Non-GAAP adjusted earnings before interest, taxes, depreciation and amortization	$32,306	$32,028	$97,278	$95,612

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and borrowings under our Credit Facility. Cash and cash equivalents totaled $42.9 million at September 30, 2025. The Company had an additional $99.4 million available under the revolving credit facility after deducting $0.6 million in outstanding letters of credit primarily related to customer orders. We believe we have adequate liquidity from funds on hand and borrowing capacity to execute our financial and operating strategy, as well as comply with debt obligation and financial covenants, for at least the next 12 months.

As of September 30, 2025, the Company had $325.8 million in total debt outstanding with $295.8 million due in 2029 and $30.0 million due in 2031. The Company was in compliance with its debt covenants, including limits on additional borrowings and maintenance of certain operating and financial ratios, at September 30, 2025 and December 31, 2024. See “Note 9 – Financing Arrangements” in the Notes to Consolidated Financial Statements included in this Form 10-Q for a further description of our outstanding debt.

Capital expenditures for the first nine months of 2025 were $12.5 million and consisted primarily of machinery and equipment. Capital expenditures for the full-year 2025 are presently planned to be approximately $20.0 million primarily for machinery and equipment, and are expected to be financed through cash from operations.

On October 23, 2025, the Board of Directors authorized the payment of a quarterly dividend of $0.19 per share on the common stock of the Company, payable December 10, 2025, to shareholders of record as of November 14, 2025. This will mark the 303rd consecutive quarterly dividend paid by The Gorman-Rupp Company. The Company currently expects to continue its exceptional history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.

The Board of Directors has authorized a share repurchase program of up to $50.0 million of the Company’s common shares. The actual number of shares repurchased will depend on prevailing market conditions, alternative uses of capital and other factors, and will be determined at management’s discretion. The Company is not obligated to make any purchases under the program, and the program may be suspended or discontinued at any time. As of September 30, 2025, the Company had $48.1 million available for repurchase under the share repurchase program.

Financial Cash Flow

	Nine Months Ended September 30,
	2025	2024
Beginning of period cash and cash equivalents	$24,213	$30,518
Net cash provided by operating activities	91,230	60,574
Net cash used for investing activities	(12,448)	(8,031)
Net cash used for financing activities	(60,828)	(43,631)
Effect of exchange rate changes on cash	770	271
Net increase in cash and cash equivalents	$18,724	$9,183
End of period cash and cash equivalents	$42,937	$39,701

The increase in cash provided by operating activities in the first nine months of 2025 compared to the same period last year was primarily due to increased net income and an increase in operating liabilities during the nine months ended September 30, 2025 compared to the same period last year.

During the first nine months of 2025, investing activities of $12.4 million consisted primarily of capital expenditures for machinery and equipment. During the first nine months of 2024, investing activities of $8.0 million consisted of $10.3 million for capital expenditures primarily for machinery and equipment partially offset by $2.3 million in proceeds from the sale of property, plant, and equipment.

Net cash used for financing activities of $60.8 million for the first nine months of 2025 primarily consisted of net payments on bank borrowings of $45.0 million, dividend payments of $14.6 million, and $1.2 million of payments in the surrender of common shares to cover taxes upon the vesting of stock awards. Net cash used for financing activities of $43.6 million for the first nine months of 2024 primarily consisted of net payments on bank borrowings of $28.4 million and dividend payments of $14.2 million.

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

Interest Rate Risk

The results of operations are exposed to changes in interest rates primarily with respect to borrowings under the Company’s Senior Term Loan Facility and Credit Facility. Borrowings under the Senior Term Loan Facility and Credit Facility may be made either at (i) a base rate plus the applicable margin, which ranges from 0.50% to 1.25%, or at (ii) an Adjusted Term SOFR Rate, plus the applicable margin, which ranges from 1.5% to 2.25%. At September 30, 2025, the Company had $295.8 million in borrowings under the Senior Term Loan Facility and no borrowings under the Credit Facility. As of September 30, 2025, the applicable interest rates under the Senior Secured Credit Agreement were Adjusted Term SOFR plus 2.0%. See Note 9 “Financing Arrangements” in the notes to our Consolidated Financial Statements.

To reduce the exposure to changes in the market rate of interest, effective October 31, 2022, the Company entered into interest rate swap agreements for a portion of the Senior Term Loan Facility. Terms of the interest rate swap agreements require the Company to receive a fixed interest rate and pay a variable interest rate. The interest rate swap agreements are designated as a cash flow hedge, and as a result, the mark-to-market gains or losses will be deferred and included as a component of accumulated other comprehensive income (loss) and reclassified to interest expense in the period during which the hedged transactions affect earnings. See “Interest Rate Derivatives” in Note 9 “Financing Arrangements” in the notes to our Consolidated Financial Statements.

The Company estimates that a hypothetical increase of 100 basis points in interest rates would increase interest expense by approximately $1.6 million on an annual basis.

Foreign Currency Risk

The Company’s foreign currency exchange rate risk is limited primarily to the Euro, Canadian Dollar, South African Rand and British Pound. The Company manages its foreign exchange risk principally through invoicing customers in the same currency as is used in the market of the source of products. The foreign currency transaction gains (losses) for the nine months ended September 30, 2025 were ($0.3) million and are reported within Other (expense) income, net on the Consolidated Statements of Income. There were no foreign currency transaction gains (losses) for the nine month period ending September 30, 2025.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer purchases of its common shares during the third quarter of 2025 were:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
July 1 to July 30, 2025	—	—	—	$48,067
August 1 to August 31, 2025	—	—	—	48,067
September 1 to September 30, 2025	—	—	—	48,067
Total	—	—	—	$48,067

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, each as defined in Item 408 of Regulation S-K.

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
Exhibit 101

Financial statements from the Quarterly Report on Form 10-Q of The Gorman-Rupp Company for the quarter ended September 30, 2025, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity, and (vi) the Notes to Consolidated Financial Statements.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Gorman-Rupp Company
(Registrant)
Date: October 27, 2025
	By:	/s/James C. Kerr
James C. Kerr
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)