Form 10-K
period 2025-12-31
GORMAN RUPP CO
filed 2026-03-02
CIK 42682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the common shares, without par value, of The Gorman-Rupp Company held by non-affiliates based on the closing sales price as of June 30, 2025 was approximately $744,600,000.

On March 2, 2026, there were 26,312,842 common shares, without par value, of The Gorman-Rupp Company outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of The Gorman-Rupp Company’s definitive Notice of 2026 Annual Meeting of Shareholders and related Proxy Statement (to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K) are incorporated by reference into Part III (Items 10-14).

The Gorman-Rupp Company and Subsidiaries

Annual Report on Form 10-K

For the Year Ended December 31, 2025

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

Such uncertainties include, but are not limited to, our estimates of future earnings and cash flows, general economic conditions and supply chain conditions and any related impact on costs and availability of materials, retention of supplier and customer relationships and key employees, the ability to service and repay indebtedness, and the anticipated results of our National Pump Company facility optimization efforts. Other factors include, but are not limited to: company specific risk factors including (1) loss of key personnel; (2) intellectual property security; (3) growth through acquisitions; (4) the Company’s indebtedness and how it may impact the Company’s financial condition and the way it operates its business; (5) impairment in the value of intangible assets, including goodwill; (6) defined benefit pension plan settlement expense; (7) LIFO inventory method; and (8) family ownership of common equity; and general risk factors including (9) continuation of the current and projected future business environment; (10) highly competitive markets; (11) availability and costs of raw materials and labor; (12) cybersecurity threats; (13) artificial intelligence risk and challenges that can impact our business; (14) compliance with, and costs related to, a variety of import and export laws and regulations; (15) the impact of U.S. trade policy, including resulting tariffs; (16) environmental compliance costs and liabilities; (17) exposure to fluctuations in foreign currency exchange rates; (18) conditions in foreign countries in which The Gorman-Rupp Company conducts business; (19) changes in our tax rates and exposure to additional income tax liabilities; and (20) risks described from time to time in our reports filed with the Securities and Exchange Commission. Except to the extent required by law, we do not undertake and specifically decline any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.

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

PRODUCTS

The Company operates in one business segment, the manufacture and sale of pumps and pump systems. The following table sets forth, for the years 2023 through 2025, the total net sales, income before income taxes and year-end total assets of the Company.

	(Dollars in thousands)
	2025	2024	2023
Net sales	$682,389	$659,667	$659,511
Income before taxes	69,164	50,493	43,961
Total assets	860,055	858,469	890,358

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

The pumps have drives that range from fractional horsepower electric motors up to much larger electric motors or internal combustion engines capable of producing several thousand horsepower. Many of the larger units comprise encased, fully-integrated water and wastewater pumping stations. In certain cases, units are designed for the inclusion of customer-supplied drives.

The Company’s larger pumps are sold principally for use in the construction, industrial, water and wastewater handling fields; for flood control; for boosting low residential water pressure; for pumping refined petroleum products, including the ground refueling of aircraft; for fluid control in HVAC applications; and for various agricultural purposes.

The Company’s pumps are also utilized for dewatering purposes. Additionally, pumps manufactured for fire suppression are used for sprinkler back-up systems, stand pipes, fog systems and deluge systems at hotels, banks, factories, airports, schools, public buildings, data centers, and hundreds of other types of facilities throughout the world.

Many of the Company’s smallest pumps are sold to customers for incorporation into such products as food processing, chemical processing, medical applications, computer cooling, waste treatment, HVAC equipment, appliances and solar heating.

MARKETING

The Company’s pumps are marketed in the United States and internationally through a broad network of distributors, through manufacturers’ representatives (for sales to certain original equipment manufacturers), through third-party distributor catalogs, direct sales, retailers, and e-commerce. The Company regularly seeks alliances with distributors and other partners to further enhance marketing opportunities. Export sales are made primarily through foreign distributors and representatives. The Company has long-standing relationships with many of the leading independent distributors in the markets it serves and provides specialized training programs to distributors on a regular basis.

During 2025, 2024 and 2023, there were no shipments to any foreign country nor to any single customer that exceeded 10% of total net sales. Gorman-Rupp continued to actively pursue international business opportunities and, in 2025, shipped its pumps to approximately 140 countries around the world.

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

HUMAN CAPITAL

As of December 31, 2025, the Company employed approximately 1,415 persons, of whom approximately 740 were hourly employees. The majority of the Company’s manufacturing operations take place in the United States, as evidenced by 87% of its employees being in the Company’s U.S. locations and 13% of its employees being in its international locations.

Our approach is to develop talent from within and supplement with external hires. We invest resources to develop the talent needed to remain a leading designer and manufacturer of pumps and pump systems. We provide our employees with training opportunities and educational benefits to assist in the expansion of their careers and skills. This approach has resulted in a deep understanding among our employee base of our business, products, and customers. We believe that our average tenure of 12 years, as of the end of 2025, reflects both the strong engagement of our employees and our positive workplace culture. Approximately 7% of our employees operate under a collective bargaining agreement, which expires within the next twelve months. The Company has never experienced a work stoppage.

We provide competitive compensation and benefits programs to help meet the needs of our employees. In addition to salaries, these programs (which vary by country and region) include profit sharing, a 401(k) plan, medical insurance and benefits, health savings accounts, paid time off, and tuition assistance, among others. Certain domestic employees hired prior to January 1, 2008, participate in a defined benefit plan. Employees hired after this date, in eligible locations, participate in an enhanced 401(k) plan instead of the defined benefit plan. To create performance incentives and to encourage employees to voluntarily invest in the Company’s Common Shares, we have made the purchase of common shares convenient, in some cases with partial cash matching contributions from the Company, and in all cases without brokers’ fees or commissions, under an Employee Stock Purchase Plan, a 401(k) Plan and a Dividend Reinvestment Plan. Because our business involves the manufacturing of products, many of our employees are unable to work from home. For certain positions, we do provide hybrid work from home options.

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

We are committed to upholding fundamental human rights and believe that all human beings should be treated with dignity, fairness and respect. This commitment is outlined in our Human Rights Policy which applies to all employees worldwide including part time and temporary workers. We communicate our expectation that suppliers also adhere to our Human Rights Policy through our Supplier Code of Conduct. We strive to promote opportunities in the workplace, engage with our communities, and encourage our suppliers to treat their employees in a manner that respects human rights. We utilize an on-line platform to provide training to all employees worldwide in key areas such as harassment and discrimination prevention, human rights, and our code of conduct. We also internally publicize the availability of an anonymous ethics hotline through which any employee may report any ethics, safety or other employment concerns.

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

Intellectual property security

The Company possesses a wide array of intellectual property rights, including patents, trademarks, copyrights, and applications for the above, as well as other proprietary information. There is a risk that third parties would attempt to copy, in full or in part, the Company’s products, technologies or industrial designs, or to obtain unauthorized access and use of Company technological know-how or other protected intellectual property rights. Also, other companies could successfully develop technologies, products or industrial designs similar to the Company’s, and thus potentially compete with the Company. From time to time, the Company has been faced with instances where competitors have infringed or unfairly used its intellectual property or taken advantage of its design and development efforts. The ability to protect and enforce intellectual property rights varies across jurisdictions. Competitors have attempted, and may in the future attempt to copy the Company’s products, technologies or industrial designs. If the Company is unable to adequately enforce and protect its intellectual property rights, it could adversely affect its revenues and profits and hamper its ability to grow.

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

Growth through acquisitions

The Company’s historical growth has depended, and its future growth is likely to continue to depend, in part on its acquisition strategy and the successful integration of acquired businesses into existing operations. The Company intends to continue to seek additional domestic and international acquisition opportunities that have the potential to support and strengthen its operations. The Company cannot assure it will be able to successfully identify suitable acquisition opportunities, prevail against competing potential acquirers, negotiate appropriate acquisition terms, obtain financing that may be needed to consummate such acquisitions, complete proposed acquisitions, successfully integrate acquired businesses into existing operations or expand into new markets. In addition, the Company cannot assure that any acquisition, even if successfully integrated, will perform as planned, be accretive to earnings, or prove to be beneficial to the Company’s operations and cash flows. Additional potential risks associated with acquisitions are the diversion of management's attention from other business concerns, additional debt leverage, the loss of key employees and customers of the acquired business, the assumption of unknown liabilities, disputes with sellers, and the inherent risk associated with the Company entering new lines of business.

The Company has substantial indebtedness, which may impact the Company’s financial condition and the way it operates its business

The Company has substantial indebtedness. Such indebtedness includes senior secured first lien credit facilities comprised of a $370 million term loan facility and a $100 million revolving credit facility, and $30 million in aggregate principal amount of 6.40% senior secured notes. The indebtedness could have important negative consequences, including:

•
higher borrowing costs resulting from fluctuations in our variable benchmark borrowing rates that have adversely affected, and could in the future adversely affect, our interest rates;
•
reduced availability of cash for the Company’s operations and other business activities after satisfying interest payments and other requirements under the terms of its debt instruments;
•
less flexibility to plan for or react to competitive challenges, and a competitive disadvantage relative to competitors that do not have as much indebtedness;
•
limiting the Company’s ability to undertake mergers or dispositions of assets, or pay dividends;
•
difficulty in obtaining additional financing in the future;
•
inability to comply with covenants in, and potential for default under, the Company’s debt instruments;
•
inability to operate our business or to take advantage of business opportunities due to restrictions created from the debt covenants; and
•
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

In 2025, the Company recorded pre-tax non-cash pension settlement charges of $1.2 million, driven by lump-sum distributions discussed above. There was no pension settlement charge recorded in 2024 or 2023. See Note 8 to the Consolidated Financial Statements, Pensions and Other Postretirement Benefits.

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

In 2025, 2024, and 2023, the Company recorded pre-tax non-cash LIFO expense of $4.4 million, $5.1 million, and $6.9 million, respectively. See Note 3 to the Consolidated Financial Statements, Inventories.

As of December 31, 2025 the Company had a LIFO reserve of $104.6 million, which at the current U.S. Corporate tax rate, represents approximately $22.0 million of income taxes, payment of which is delayed to future dates based upon changes in inventory costs. From time-to-time, discussions regarding changes in U.S. tax laws have included the potential of LIFO being repealed. Should LIFO be repealed, the $22.0 million of postponed taxes, plus any future benefit realized prior to the date of repeal, would likely have to be repaid over some period of time. Repayment of these postponed taxes will reduce the amount of cash that we would have available to fund our operations, working capital, capital expenditures, acquisitions, or general corporate or other business activities. This could materially and adversely affect our business, financial condition and results of operations.

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

The effects of executive actions and executive orders by the President in connection with, among other areas, energy production, trade, immigration and administrative agencies, as well as any tandem regulatory changes pursued by the current administration, are highly uncertain and may adversely impact our business.

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

U.S. trade policy, including the implementation of tariffs, could adversely affect the Company’s business and financial results

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

Conditions in foreign countries in which the Company conducts business

In 2025, 24% of the Company’s net sales were to customers outside the United States. The Company expects its international and export sales to continue to be a significant portion of its revenue. The Company’s sales from international operations and export sales, and the availability and prices of certain raw materials, parts, and components, are subject, in varying degrees, to risks inherent to doing business outside the United States. These risks include, but are not limited to, the following, some of which are further addressed in our other Risk Factors:

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

In addition to the employee training program, the Company has created an information security incident response policy and team. The response team includes the Executive Officers of the Company, the Vice President of Information

Technology, the Manager of IT Security, the Vice President of Human Resources and other functional and operational area experts as needed. The risks related to cybersecurity, including the effectiveness of our training programs, are monitored on an ongoing basis by our information technology department and external service providers. In addition, to assess the incident response policy, periodically the Company conducts cybersecurity incident response training exercises to evaluate the effectiveness of the Company’s cybersecurity incident response strategies and tactics.

The Company recognizes the complexity and evolving nature of cybersecurity threats. The Company utilizes a number of third-party software solutions, including full-time external monitoring, that are intended to detect and prevent potential cybersecurity threats. In addition, Gorman-Rupp from time to time engages with a range of external experts, including cybersecurity assessors, consultants, and auditors, in evaluating and testing our risk management systems. These external experts leverage their specialized knowledge and insights on cybersecurity to assess and enhance our internal policies and processes through regular audits, threat assessments, and consultation on security enhancements and strategies.

While we are not aware of any cybersecurity incidents that have materially affected our business operations or financial condition within the prior fiscal year, there can be no guarantee that we will not be the subject of future attacks, threats or incidents that may have a material impact on us. See Item 1A. "Risk Factors – General Risk Factors – Cybersecurity threats" and "Artificial intelligence presents risks and challenges that can impact our business, " which should be read in conjunction with the foregoing information.

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

Properties	Approximate Sq Footage	Principal Use	Markets Served	Owned/ Leased	Utilization
United States
Bellville, OH	98,000	Manufacturing, R&D	Industrial, OEM	Owned	Partial
Fort Wayne, IN	125,000	Manufacturing, R&D	Industrial, agriculture, construction	Owned	Partial
Glendale, AZ	32,000	Manufacturing, R&D	Industrial, agriculture, municipal, petroleum, OEM	Owned	Partial
Lenexa, KS	142,000	Manufacturing	Industrial, agriculture, construction	Leased	Partial
Lubbock, TX	60,000	Manufacturing	Industrial, agriculture, municipal, petroleum, OEM	Owned	Partial
Mansfield, OH (2 properties)	970,000	Corporate HQ, Manufacturing, R&D	Industrial, construction, municipal, petroleum, OEM	Owned	Partial
Olive Branch, MS	62,000	Manufacturing	Industrial, fire, municipal	Owned	Partial
Royersford, PA (2 properties)	120,000	Manufacturing	Industrial, agriculture, construction, municipal, OEM	Owned	Partial
Toccoa, GA	295,000	Manufacturing, R&D	Industrial, fire, municipal	Owned	Partial

Other Countries
County Westmeath, Ireland	42,000	Manufacturing	Industrial, fire, municipal	Owned	Partial
Waardenburg, The Netherlands	41,000	Manufacturing	Industrial, agriculture, construction, municipal, petroleum, OEM	Owned	Partial
St. Thomas, Ontario, Canada	63,000	Manufacturing	Industrial, agriculture, construction, municipal, petroleum, OEM	Owned	Partial
Johannesburg, South Africa	38,000	Manufacturing	Industrial, agriculture, construction, municipal, petroleum, OEM	Owned	Partial
Namur, Belgium	18,000	Manufacturing	Industrial, agriculture, construction, municipal, petroleum, OEM	Owned	Partial

ITEM 3. LEGAL PROCEEDINGS

For over twenty-five years, numerous business entities in the pump and fluid-handling industries, as well as a multitude of companies in many other industries, have been targeted in a series of lawsuits in several jurisdictions by various individuals seeking redress to claimed injury as a result of the entities’ alleged use of asbestos in their products. Since 2001, the Company and some of its subsidiaries have been involved in this mass-scaled litigation, typically as one of many co-defendants in a particular proceeding. The allegations in the lawsuits involving the Company and/or its subsidiaries have been vague, general and speculative. Most of these lawsuits have been dismissed without advancing beyond the early stage of discovery, some as a result of nominal monetary settlements recommended for payment by the Company's insurers. The claims and related legal expenses generally have been covered by the Company's insurance, subject to applicable deductibles and limitations. Accordingly, this series of lawsuits has not, cumulatively or individually, had a material adverse impact on the Company's consolidated results of operations, liquidity or financial condition, nor is it expected to have any such impact in the future, based on the current knowledge of the Company.

In addition, the Company and/or its subsidiaries are parties in a small number of legal proceedings arising in the ordinary course of business. Management does not currently believe that these proceedings will materially impact the Company’s consolidated results of operations, liquidity or financial condition.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth certain information with respect to the executive officers of the Company as of January 31, 2026:

Name	Age	Office	Date Elected to Executive Office Position
Scott A. King	51	President and Chief Executive Officer	2019
James C. Kerr	63	Executive Vice President and Chief Financial Officer	2017
Brigette A. Burnell	50	Executive Vice President, General Counsel and Corporate Secretary	2014

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is listed on the New York Stock Exchange under the ticker symbol “GRC”. On February 1, 2026, there were 1,516 registered holders of the Company’s common shares.

The Company currently expects to continue its exceptional history of paying regular quarterly dividends, and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on an assessment of the Company’s financial condition and business outlook at the applicable time.

PERFORMANCE GRAPH

The following stock price performance graph and related table compares the cumulative total returns (assuming reinvestment of dividends) on $100 invested on December 31, 2020 through December 31, 2025 in the Company’s common shares, the NYSE Composite Index, the NYSE American Index and a peer group of companies in the SIC Code 3561 Index — Pumps and Pumping Equipment. The stock price performance graph and related table is not necessarily indicative of future investment performance. This graph is not deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the graph shall not be deemed to be incorporated by reference into any prior or subsequent filing by us under the Securities Act of 1933, as amended, or the Exchange Act.

	2020	2021	2022	2023	2024	2025
The Gorman-Rupp Company	100.00	139.69	82.15	116.75	127.05	162.92
NYSE Composite	100.00	120.68	109.40	124.46	144.12	169.63
NYSE American	100.00	145.16	175.15	194.59	198.49	290.85
SIC Code 3561	100.00	116.98	106.44	122.09	129.34	141.78

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

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
October 1 to October 31, 2025	-	-	-	$48,067
November 1 to November 30, 2025	-	-	-	48,067
December 1 to December 31, 2025	-	-	-	48,067
Total	-	-	-	$48,067

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

During 2025, based on changes in the agriculture market over the last few years, we took steps intended to optimize our National Pump Company (NPC) footprint. We reduced the number of NPC operating facilities from six to three and expect this change to result in improved profitability by lowering our fixed operating costs with minimal impact on sales. We have transitioned the NPC facility in Olive Branch, MS to our Patterson Pump Company operations to continue to support the growth we have seen in the fire, municipal and industrial markets. During 2025, we recognized $3.0 million in one-time facility optimization costs including inventory rationalization, severance, and facility costs. We expect these changes will result in annualized savings between $2.0 million and $2.5 million in payroll, payroll related, and facility costs. We do not expect future facility optimization costs to be material.

Incoming orders for the year ending December 31, 2025, were $728.4 million, an increase of 10.5%, compared to 2024.

The Company’s backlog of orders was $244.0 million at December 31, 2025 compared to $206.0 million at December 31, 2024, an increase of 18.5%. Approximately 90% of the Company’s backlog of unfilled orders is scheduled to be shipped during 2026, with the remainder principally during the first half of 2027.

On January 22, 2026, the Board of Directors authorized the payment of a quarterly dividend of $0.19 per share, representing the 304th consecutive quarterly dividend to be paid by the Company. During 2025, the Company again paid increased dividends and thereby attained its 53rd consecutive year of increased dividends. These consecutive years of increases continue to position Gorman-Rupp in the top 50 of all U.S. public companies with respect to number of years of increased dividend payments.

The Company currently expects to continue its exceptional history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.

Outlook

As we begin 2026 our outlook remains positive. The 10% increase in incoming orders during 2025 increased our backlog to a healthy $244.0 million. We expect our municipal market to continue to benefit from infrastructure spending, including strong demand for flood control and storm water management, and expect a number of our markets to continue to benefit from increased demand related to data center construction. Our strong cash flow positions us well to further reduce our debt and interest expense going forward.

Results of Operations – Year ended December 31, 2025 compared to year ended December 31, 2024:

Net Sales

End Market	2025	2024	$ Change	% Change
Industrial	$139,624	$131,479	$8,145	6.2%
Fire	128,070	121,418	6,652	5.5%
Agriculture	84,643	82,224	2,419	2.9%
Construction	75,727	85,149	(9,422)	(11.1%)
Municipal	103,457	100,019	3,438	3.4%
Petroleum	25,653	24,188	1,465	6.1%
OEM	45,202	40,343	4,859	12.0%
Repair parts	80,013	74,847	5,166	6.9%
Total net sales	$682,389	$659,667	$22,722	3.4%

Net sales for 2025 were $682.4 million compared to net sales of $659.7 million for 2024, an increase of 3.4% or $22.7 million. Sales increased in the majority of our markets, including sales increases of $8.1 million in the industrial market and $6.6 million in the fire suppression market due in part to increased demand related to data centers. Net sales also increased $5.2 million in the repair market, $4.9 million in the OEM market, $3.4 million in the municipal market, $2.4 million in the agriculture market, and $1.5 million in the petroleum market. Offsetting these increases was a decrease of $9.4 million in the construction market due to a general slowdown in construction activity, including sales into the rental market.

Cost of Products Sold and Gross Profit

	2025	2024	$ Change	% Change
Cost of products sold	$473,242	$455,339	$17,903	3.9%
% of Net sales	69.4%	69.0%
Gross margin	30.6%	31.0%

Gross profit was $209.1 million for 2025, resulting in gross margin of 30.6%, compared to gross profit of $204.3 million and gross margin of 31.0% for the same period in 2024. Gross profit for 2025 included $2.7 million of one-time facility optimization costs. The 40 basis point decrease in gross margin was the result of one-time facility optimization costs recognized in the third quarter of 2025.

Selling, General and Administrative (SG&A) Expenses

	2025	2024	$ Change	% Change
Selling, general and administrative expenses	$101,416	$100,506	$910	0.9%
% of Net sales	14.9%	15.2%

Selling, general and administrative (“SG&A”) expenses were $101.4 million and 14.9% of net sales for 2025 compared to $100.5 million and 15.2% of net sales for the same period in 2024.

Operating Income

	2025	2024	$ Change	% Change
Operating Income	$95,363	$91,443	$3,920	4.3%
% of Net sales	14.0%	13.9%

Operating income was $95.4 million for 2025, resulting in an operating margin of 14.0%, compared to operating income of $91.4 million and an operating margin of 13.9% for the same period in 2024. Operating income for 2025 included $3.0 million of facility optimization costs. The 10 basis point increase in operating margin compared to the same period in 2024 was driven by improved leverage on labor, overhead, and SG&A expenses partially offset by facility optimization costs.

Interest Expense

	2025	2024	$ Change	% Change
Interest Expense	$23,396	$33,621	$(10,225)	(30.4%)
% of Net sales	3.4%	5.1%

Interest expense was $23.4 million for 2025 compared to $33.6 million for the same period in 2024. The decrease in interest expense was due to a series of debt refinancing transactions the Company completed on May 31, 2024, as well as a decrease in outstanding debt.

Other Income (Expense), net

	2025	2024	$ Change	% Change
Other income (expense), net	$(2,803)	$(7,329)	$4,526	61.8%
% of Net sales	(0.4%)	(1.1%)

Other income (expense), net was $2.8 million of expense for 2025 compared to $7.3 million of expense for the same period in 2024. Other expense for 2025 included non-cash pension settlement charges of $1.2 million. Other expense for 2024 included a $4.4 million write-off of unamortized previously deferred debt financing fees and a $1.8 million prepayment fee related to the early retirement of a subordinated credit facility.

Net Income

	2025	2024	$ Change	% Change
Income before income taxes	$69,164	$50,493	$18,671	37.0%
% of Net sales	10.1%	7.7%
Income taxes	$16,147	$10,378	$5,769	55.6%
Effective tax rate	23.3%	20.6%
Net income	$53,017	$40,115	$12,902	32.2%
% of Net sales	7.8%	6.1%
Earnings per share	$2.02	$1.53	$0.49	32.0%
Adjusted earnings per share	$2.14	$1.75	$0.39	22.3%

Net income was $53.0 million, or $2.02 per share, for 2025, compared to net income of $40.1 million, or $1.53 per share, for 2024. Adjusted earnings per share for 2025 and 2024 were $2.14 and $1.75 per share, respectively. Adjusted earnings per share is a non-GAAP financial measure, please see "Non-GAAP Financial information" below.

The Company’s effective tax rate was 23.3% for 2025 compared to 20.6% for 2024. The increase in the rate was driven by changes in U.S. tax regulations passed under the One Big Beautiful Bill Act. The updated tax regulations accelerated temporary tax benefits that reduced our foreign tax benefits and made them permanent, thus increasing our effective tax rate. We expect our effective tax rate for 2026 to be between 21.0% and 23.0%.

Results of Operations – Year ended December 31, 2024 compared to year ended December 31, 2023:

Information pertaining to fiscal year 2023 was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 beginning on page 15 under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed with the SEC on February 26, 2024.

Non-GAAP Financial Information:

This discussion of Results of Operations includes certain non-GAAP financial data and measures such as adjusted earnings, adjusted earnings per share, and adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). Adjusted earnings is earnings excluding the write-off of unamortized previously deferred debt financing fees, refinancing costs, facility optimization costs, non-cash pension settlement charges, and amortization of acquired customer backlog. Adjusted earnings per share is earnings per share excluding the write-off of unamortized previously deferred debt financing fees per share, refinancing costs per share, facility optimization costs per share, non-cash pension settlement charges per share, and amortization of acquired customer backlog per share. Adjusted EBITDA is net income (loss) excluding interest, taxes, depreciation and amortization, adjusted to exclude the write-off of unamortized previously deferred debt financing fees, refinancing costs, facility optimization costs, non-cash pension settlement charges, amortization of acquired customer backlog, and non-cash LIFO expense. Management utilizes these adjusted financial data and measures to assess comparative operations against those of prior periods without the distortion of non-comparable factors. The inclusion of these adjusted measures should not be construed as an indication that the Company’s future results will be unaffected by unusual or infrequent items or that the items for which the Company has made adjustments are unusual or infrequent or will not recur. Further, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which method they may elect. The Gorman-Rupp Company believes that these non-GAAP financial data and measures also will be useful to investors in assessing the strength of the Company’s underlying operations and liquidity from period to period. These non-GAAP financial measures are not intended to replace GAAP financial measures, and they are not necessarily standardized or comparable to similarly titled measures used by other companies. Provided below is a reconciliation of adjusted earnings, adjusted earnings per share, and Adjusted EBITDA to their respective corresponding GAAP financial measures, which includes a description of actual adjustments made in the current period and the corresponding prior period.

	2025	2024	2023
Adjusted earnings:
Reported net income – GAAP basis	$53,017	$40,115	$34,951
Write-off of unamortized previously deferred debt financing fees	-	3,506	-
Refinancing costs	-	2,413	-
Facility optimization costs	2,309	-	-
Pension settlement charges	921	-	-
Amortization of acquired customer backlog	-	-	863
Non-GAAP adjusted earnings	$56,247	$46,034	$35,814

	2025	2024	2023
Adjusted earnings per share:
Reported earnings per share - GAAP basis	$2.02	$1.53	$1.34
Write-off of unamortized previously deferred debt financing fees	-	0.13	-
Refinancing costs	-	0.09	-
Facility optimization costs	0.09	-	-
Pension settlement charges	0.03	-	-
Amortization of acquired customer backlog	-	-	0.03
Non-GAAP adjusted earnings per share	$2.14	$1.75	$1.37

	2025	2024	2023
Adjusted EBITDA:
Reported net income - GAAP basis	$53,017	$40,115	$34,951
Interest expense	23,396	33,621	41,273
Income taxes	16,147	10,378	9,010
Depreciation and amortization	27,709	27,897	28,496
Non-GAAP earnings before interest, taxes, depreciation and amortization	120,269	112,011	113,730
Write-off of unamortized previously deferred debt financing fees	-	4,438	-
Refinancing costs	-	3,055	-
Facility optimization costs	2,960	-	-
Pension settlement charges	1,166	-	-
Amortization of acquired customer backlog	-	-	1,085
Non-cash LIFO expense	4,396	5,142	6,891
Non-GAAP adjusted EBITDA	$128,791	$124,646	$121,706

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and borrowings under our revolving credit facility. Cash and cash equivalents totaled $35.1 million at December 31, 2025. The Company had $99.4 million of borrowing capacity available under the revolving credit facility after deducting $0.6 million in outstanding letters of credit primarily related to customer orders. See Note 4 - Financing Arrangements in the Notes to our Consolidated Financial Statements.

As of December 31, 2025, the Company had $280.8 million in debt outstanding due in 2029 and $30.0 million due in 2031. The Company was in compliance with its debt covenants, including limits on additional borrowings and maintenance of certain operating and financial ratios, at December 31, 2025.

Capital expenditures in 2025 were $17.4 million and consisted primarily of machinery and equipment and building improvements. Capital expenditures for 2026, which are expected to consist principally of machinery and equipment purchases, are estimated to be approximately $20.0 - $22.0 million and are expected to be financed through cash from operations. During 2025, 2024 and 2023, the Company financed its capital improvements and working capital requirements principally through internally generated funds.

The Company contributed $2.7 million to its defined benefit pension plan in 2025 and expects to contribute up to $2.9 million to its defined benefit pension plan in 2026.

Financial Cash Flow

	2025	2024	2023
Beginning of period cash and cash equivalents	$24,213	$30,518	$6,783
Net cash provided by operating activities	106,228	69,830	98,225
Net cash used for investing activities	(15,343)	(11,866)	(20,163)
Net cash used for financing activities	(80,858)	(63,137)	(54,527)
Effect of exchange rate changes on cash	843	(1,132)	200
Net increase (decrease) in cash and cash equivalents	10,870	(6,305)	23,735
End of period cash and cash equivalents	$35,083	$24,213	$30,518

The increase in cash provided by operating activities in 2025 compared to 2024 was primarily due to increased net income and an increase in operating liabilities. The increase in cash provided by operating activities in 2024 compared to 2023 was primarily due to increased earnings before depreciation, amortization, and LIFO expense, and improved cash flow from working capital management.

During 2025, net cash used for investing activities of $15.3 million consisted primarily of $17.4 million used for capital expenditures, largely related to machinery and equipment, partially offset by $1.8 million of proceeds from the sale of property plant and equipment. During 2024, net cash used for investing activities of $11.9 million consisted primarily of $14.3 million used for capital expenditures, largely related to machinery and equipment, partially offset by $2.5 million in proceeds from the sale of property, plant, and equipment. During 2023, net cash used for investing activities of $20.2 million consisted primarily of $20.8 million used for capital expenditures, largely related to machinery and equipment.

During 2025, net cash used for financing activities of $80.9 million consisted primarily of net payments on bank borrowings of $60.0 million and dividend payments of $19.6 million. During 2024, net cash used for financing activities of $63.1 million consisted primarily of net payments on bank borrowings of $43.0 million and dividend payments of $19.0 million. During 2023, net cash used for financing activities of $54.5 million consisted primarily of net payments on bank borrowings of $34.5 million, dividend payments of $18.4 million.

Maturities of long-term debt in the next five fiscal years, and the remaining years thereafter, are as follows:

2026	2027	2028	2029	2030	Thereafter	Total
$23,125	$32,375	$37,000	$188,250	$-	$30,000	$310,750

The Company was in compliance with its debt covenants, including limits on additional borrowings and maintenance of certain operating and financial ratios at December 31, 2025 and December 31, 2024. We believe we have adequate liquidity from funds on hand and borrowing capacity to execute our financial and operating strategy, as well as comply with debt obligations and financial covenants for at least the next 12 months.

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

Contractual Obligations

Capital commitments in the table below include contractual commitments to purchase machinery and equipment that have been approved by the Board of Directors. The capital commitments do not represent the entire anticipated purchases in the future but represent only those substantive items for which the Company is contractually obligated as of December 31, 2025. Also, the Company has operating leases and financing leases for certain offices, manufacturing facilities, land, office equipment and automobiles. Rental expenses relating to these leases were $3.7 million in 2025, $3.6 million in 2024, and $2.8 million in 2023.

The following table summarizes the Company’s contractual obligations at December 31, 2025:

	Payment Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital commitments	$3,368	$2,331	$1,037	$-	$-
Leases	37,157	2,916	4,507	3,611	26,123
Total	$40,525	$5,247	$5,544	$3,611	$26,123

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

The discount rates used to value pension plan obligations were 5.0% at December 31, 2025 and 5.3% at December 31, 2024. The discount rates used to value postretirement obligations were 5.1% at December 31, 2025 and 5.4% at December 31, 2024. The discount rates were determined based on the plan distinct projected cash flow and the Gallagher Regular yield curves. The expected rate of return on pension assets is designed to be a long-term assumption that will be subject to year-to-year variability. The rate for 2025 was 6.5% and for 2024 was 7.2%. Actual pension plan asset performance will either reduce or increase unamortized losses included in Accumulated other comprehensive loss, which will ultimately affect net income. The assumed rate of compensation increase was 3.5% in both 2025 and 2024.

Substantially all eligible retirees elect to take lump sum settlements of their pension plan benefits. When interest rates are low, this subjects the Company to the risk of exceeding an actuarial threshold computed on an annual basis and triggering a GAAP-required non-cash pension settlement loss, which occurred in 2025.

The assumption used for the rate of increase in medical costs over the next five years was 5.0% in 2025 and 4.8% in 2024.

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

When performing a quantitative assessment of goodwill impairment if necessary, or in years where we elect to do so, a discounted cash flow model and a market based approach are used to estimate the fair value of each reporting unit. The discounted cash flow model considers forecasted cash flows discounted at an estimated weighted-average cost of capital. The forecasted cash flows are based on the Company’s long-term operating plan and the weighted-average cost of capital is an estimate of the overall after-tax rate of return. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. The market based approach considers market multiples of corporations engaged in the same or similar line of business.

The Company performed qualitative analyses as of October 1, 2025 and 2024 for all of its reporting units except for National Pump Company (“National”) and Fill-Rite, concluding that it was more likely than not that the fair value of the reporting units exceeded the respective carrying amounts.

The Company performed a quantitative impairment analysis as of October 1, 2025 for National and Fill-Rite reporting units and concluded that the fair value of each reporting unit exceeded its carrying value by approximately 22% and 6% respectively, and therefore were not impaired. A sensitivity analysis was performed for each reporting unit, assuming a hypothetical 50 basis point decrease in the expected long-term growth rate or a hypothetical 50 basis point increase in the weighted average cost of capital, and both scenarios independently yielded an estimated fair value above carrying value. If National or Fill-Rite fail to experience growth or revise their long-term projections downward, they could be subject to impairment charges in the future. Goodwill relating to the National reporting unit is $13.6 million, or 1.6% of the Company’s December 31, 2025 total assets, and goodwill relating to the Fill-Rite reporting unit is $230.7 million, or 26.8% of the

Company’s December 31, 2025 total assets. See Note 9 to the Consolidated Financial Statements, Goodwill and Other Intangible Assets.

Other indefinite-lived intangible assets primarily consist of trademarks and trade names. The fair value of these assets is also tested annually for impairment as of October 1, or whenever events or changes in circumstances indicate there may be a possible permanent loss of value. The fair value of these assets is determined using a royalty relief methodology similar to that employed when the associated assets were acquired, but using updated estimates of future sales, cash flows and profitability. For 2025 and 2024, the fair value of all indefinite lived intangible assets exceeded the respective carrying values.

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

Interest Rate Risk

The results of operations are exposed to changes in interest rates primarily with respect to borrowings under the Company’s Senior Term Loan Facility and Credit Facility. Borrowings under the Senior Term Loan Facility and Credit Facility may be made either at (i) a base rate plus the applicable margin, which ranges from 0.50% to 1.25%, or at (ii) an Adjusted Term SOFR Rate, plus the applicable margin, which ranges from 1.5% to 2.25%. At December 31, 2025, the Company had $280.8 million in borrowings under the Senior Term Loan Facility and no borrowings under the Credit Facility. As of December 31, 2025, the applicable interest rates under the Senior Secured Credit Agreement were Adjusted Term SOFR plus 2.0%. See Note 4 - Financing Arrangements in the notes to our Consolidated Financial Statements.

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

The Company estimates that a hypothetical increase of 100 basis points in interest rates would increase interest expense by approximately $1.5 million on an annual basis.

Foreign Currency Risk

The Company’s foreign currency exchange rate risk is limited primarily to the Euro, Canadian Dollar, South African Rand and British Pound. The Company manages its foreign exchange risk principally through invoicing customers in the same currency as is used in the market of the source of products. The foreign currency transaction gains (losses) for 2025, 2024 and 2023 were $(0.3) million, $(0.4) million and $(0.4) million, respectively, and are reported within Other (expense) income, net on the Consolidated Statements of Income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Gorman-Rupp Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Gorman-Rupp Company (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 2, 2026 expressed an unqualified opinion thereon.

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

Fill-Rite Goodwill Impairment Analysis

Description of the Matter

At December 31, 2025, the Company’s total goodwill was $258.0 million, of which, $230.7 million related to the Fill-Rite reporting unit. As discussed in Note 1 and Note 9 of the consolidated financial statements, goodwill is tested for impairment at least annually on October 1 at the reporting unit level, or when events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performed a quantitative analysis for the annual impairment testing of the Fill-Rite reporting unit using both a market approach and a discounted cash flow model to estimate the fair value of the reporting unit.

Auditing the Company’s Fill-Rite quantitative goodwill impairment analysis was complex and highly judgmental due to the significant estimation required in determining the fair value of the reporting unit. In particular, the fair value estimate using the discounted cash flow model was sensitive to significant assumptions such as the discount rate, discrete revenue growth rates, long-term growth rate and profitability assumptions. Elements of these significant assumptions are forward-looking and could be affected by future economic conditions and/or changes in customer preferences.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Fill-Rite reporting unit goodwill impairment analysis process, including controls over the significant assumptions mentioned above.

To test the estimated fair value used in the Fill-Rite reporting unit goodwill impairment analysis, we performed audit procedures that included, among others, assessing the fair value methodologies and testing the significant assumptions discussed above and the underlying data used in the analysis. For example, we compared the significant assumptions used by management to current industry and economic trends, changes to the Company’s business model, and other relevant factors, as applicable. We assessed the historical accuracy of management’s estimates. We also performed sensitivity analyses of significant assumptions, including the discount rate, discrete and long-term revenue growth rates, and profitability assumptions, to evaluate the changes in fair value that would result from changes in the assumptions and the potential impact on the Company’s conclusion of whether the goodwill was impaired. In addition, we involved our valuation specialist to assist with our evaluation of the methodology used by the Company and significant assumptions, including the discount rate.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since at least 1967, but we are unable to determine the specific year.

Cleveland, Ohio

March 2, 2026

The Gorman-Rupp Company

Consolidated Statements of Income

	Year Ended December 31,
(Dollars in thousands, except share and per share amounts)	2025	2024	2023
Net sales	$682,389	$659,667	$659,511
Cost of products sold	473,242	455,339	463,258
Gross profit	209,147	204,328	196,253
Selling, general and administrative expenses	101,416	100,506	96,660
Amortization expense	12,368	12,379	12,552
Operating income	95,363	91,443	87,041
Interest expense	(23,396)	(33,621)	(41,273)
Other income (expense), net	(2,803)	(7,329)	(1,807)
Income before income taxes	69,164	50,493	43,961
Income taxes	16,147	10,378	9,010
Net income	$53,017	$40,115	$34,951
Earnings per share	$2.02	$1.53	$1.34
Average number of shares outstanding.	26,295,362	26,219,291	26,174,174

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Net income	$53,017	$40,115	$34,951
Other comprehensive (loss) income, net of tax:
Cumulative translation adjustments	5,764	(3,024)	931
Cash flow hedging activity, net of tax	(867)	966	(452)
Pension and postretirement medical liability adjustments, net of tax	170	1,552	(942)
Other comprehensive income (loss)	5,067	(506)	(463)
Comprehensive income	$58,084	$39,609	$34,488

See notes to consolidated financial statements.

The Gorman-Rupp Company

Consolidated Balance Sheets

	December 31,
(Dollars in thousands)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$35,083	$24,213
Accounts receivable, net	88,378	87,636
Inventories, net	96,457	99,205
Prepaid and other	13,776	9,773
Total current assets	233,694	220,827
Property, plant and equipment, net	134,131	131,822
Other assets	22,192	23,838
Other intangible assets, net	212,066	224,428
Goodwill	257,972	257,554
Total assets	$860,055	$858,469

Liabilities and equity
Current liabilities:
Accounts payable	$25,885	$24,752
Payroll and employee related liabilities	22,612	20,982
Commissions payable	7,048	6,438
Deferred revenue and customer deposits	7,658	6,840
Current portion of long-term debt	23,125	18,500
Accrued expenses	12,284	10,015
Total current liabilities	98,612	87,527
Pension benefits	5,149	6,629
Postretirement benefits	24,803	22,178
Long-term debt, net of current portion	284,406	348,097
Other long-term liabilities	32,362	20,238
Total liabilities	445,332	484,669
Equity:
Common shares, without par value:
Authorized - 35,000,000 shares;
Outstanding – 26,312,842 shares at December 31, 2025 and 26,227,540 shares at December 31, 2024 (after deducting treasury shares of 735,954 and 821,256, respectively), at stated capital amounts	5,144	5,126
Additional paid-in capital	11,456	9,360
Retained earnings	418,499	384,757
Accumulated other comprehensive loss	(20,376)	(25,443)
Total equity	414,723	373,800
Total liabilities and equity	$860,055	$858,469

See notes to consolidated financial statements.

The Gorman-Rupp Company

Consolidated Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Cash flows from operating activities:
Net income	$53,017	$40,115	$34,951
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,709	27,897	28,496
LIFO expense	4,396	5,142	6,891
Pension expense	2,738	2,715	3,604
Contributions to pension plan	(2,700)	(5,089)	(2,250)
Stock based compensation	3,579	4,008	3,252
Amortization of debt issuance fees	1,181	6,405	3,014
Deferred income tax charge (benefit)	10,341	(1,417)	(414)
Gain on sale of property, plant, and equipment	(843)	(1,195)	-
Other	351	387	1,335
Changes in operating assets and liabilities:
Accounts receivable, net	877	1,180	3,752
Inventories, net	1,179	(2,031)	559
Accounts payable	452	1,222	(1,518)
Commissions payable	193	(3,603)	9
Deferred revenue and customer deposits	678	(5,636)	5,773
Accrued expenses and other	4,240	(1,801)	6,316
Income taxes	(3,875)	2,129	1,226
Benefit obligations	2,715	(598)	3,229
Net cash provided by operating activities	106,228	69,830	98,225
Cash flows from investing activities:
Capital additions	(17,376)	(14,319)	(20,835)
Proceeds from sale of property, plant, and equipment	1,861	2,453	-
Other	172	-	672
Net cash used for investing activities	(15,343)	(11,866)	(20,163)
Cash flows from financing activities:
Cash dividends	(19,588)	(19,009)	(18,447)
Treasury share repurchases	(1,152)	(267)	(1,029)
Proceeds from bank borrowings	-	400,000	5,000
Payments to banks for borrowings	(60,000)	(443,000)	(39,500)
Debt issuance fees	-	(746)	-
Other	(118)	(115)	(551)
Net cash used for financing activities	(80,858)	(63,137)	(54,527)
Effect of exchange rate changes on cash	843	(1,132)	200
Net increase (decrease) in cash and cash equivalents	10,870	(6,305)	23,735
Cash and cash equivalents:
Beginning of year	24,213	30,518	6,783
End of period	$35,083	$24,213	$30,518

See notes to consolidated financial statements.

The Gorman-Rupp Company

Consolidated Statements of Equity

	Common Shares		Additional Paid-	Retained	Accumulated Other Comprehensive
(Dollars in thousands, except share and per share amounts)	Shares	Dollars	In Capital	Earnings	(Loss) Income	Total
Balances December 31, 2022	26,094,865	$5,097	$3,912	$346,659	$(24,474)	$331,194
Net income				34,951		34,951
Other comprehensive income					(463)	(463)
Stock based compensation	135,238	30	2,727	496		3,253
Treasury share repurchases	(36,105)	(8)	(889)	(132)		(1,029)
Cash dividends - $0.71 per share				(18,447)		(18,447)
Balances December 31, 2023	26,193,998	5,119	5,750	363,527	(24,937)	349,459
Net income				40,115		40,115
Other comprehensive loss					(506)	(506)
Stock based compensation	40,890	9	3,849	150		4,008
Treasury share repurchases	(7,348)	(2)	(239)	(26)		(267)
Cash dividends - $0.73 per share				(19,009)		(19,009)
Balances December 31, 2024	26,227,540	5,126	9,360	384,757	(25,443)	373,800
Net income				53,017		53,017
Other comprehensive loss					5,067	5,067
Stock based compensation	115,673	25	3,130	424		3,579
Treasury share repurchases	(30,371)	(7)	(1,034)	(111)		(1,152)
Cash dividends - $0.75 per share				(19,588)		(19,588)
Balances December 31, 2025	26,312,842	$5,144	$11,456	$418,499	$(20,376)	$414,723

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

The allowance for doubtful accounts was $0.8 million at December 31, 2025 and $1.1 million at December 31, 2024.

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

The costs for approximately 65% and 67% of inventories at December 31, 2025 and 2024, respectively, were determined using the last-in, first-out (LIFO) method. Current cost approximates replacement cost, or market, and LIFO cost is determined at the end of each fiscal year based on inventory levels on-hand at current replacement cost and a LIFO reserve. The Company uses the simplified LIFO method, under which the LIFO reserve is determined utilizing the inflation factor specified in the Producer Price Index for Machinery and Equipment – Pumps, Compressors and Equipment, as published by the U.S. Bureau of Labor Statistics. Interim LIFO calculations are based on management’s estimate of the expected year-end inflation index and, as such, are subject to adjustment each quarter including the fourth quarter when the inflation index for the year is finalized. When inflation increases, the LIFO reserve and non-cash expense increase.

Property, plant and equipment

Property, plant and equipment are stated on the basis of cost. Repairs and maintenance costs are expensed as incurred. Depreciation for property, plant and equipment assets is computed using the straight-line method over the estimated useful lives of the assets and is included in Cost of products sold and Selling, general and administrative expenses based on the use of the assets. Depreciation expense was $15.3 million, $15.5 million, and $15.9 million for 2025, 2024, and 2023, respectively.

Depreciation of property, plant and equipment is determined based on the following lives:

Years
Buildings	20-50
Machinery and equipment	5-15
Software	3-5

Property, plant and equipment consist of the following:

	2025	2024
Land	$6,040	$6,116
Buildings	125,397	123,199
Machinery and equipment	240,293	229,624
	371,730	358,939
Less accumulated depreciation	(237,599)	(227,117)
Property, plant and equipment, net	$134,131	$131,822

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

No impairment charges were recognized in any of the Company’s reporting units in 2025, 2024, or 2023. See Note 9 to the Consolidated Financial Statements, Goodwill and Other Intangible Assets.

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

Years
Technology and drawings	13-20
Customer relationships	9-20
Other intangibles	2-18

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

Identifiable intangible assets not subject to amortization are tested for impairment annually or more frequently if events warrant. The fair value of these assets is determined using a royalty relief methodology similar to that employed when the associated assets were acquired, but using updated estimates of future sales, cash flows and profitability. For 2025, 2024 and 2023, the fair value of indefinite lived intangible assets exceeded their carrying values.

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

Concentration of Credit Risk

The Company generally does not require collateral from its customers and has a very good collection history. There were no sales to a single customer that exceeded 10% of total net sales for the years ended December 31, 2025, 2024 or 2023.

Shipping and Handling Costs

The Company classifies all amounts billed to customers for shipping and handling as revenue and reflects related shipping and handling costs in Cost of products sold. Shipping and handling costs that are not billable to customers are included in selling, general and administrative expenses.

Advertising

The Company expenses all advertising costs as incurred, which for the years ended December 31, 2025, 2024 and 2023 totaled $4.0 million, $4.5 million, and $4.3 million, respectively.

Product Warranties

A liability is established for estimated future warranty and service claims based on historical claims experience and specific product failures. The Company expenses warranty costs directly to Cost of products sold. Changes in the Company’s product warranty liability are:

	2025	2024	2023
Balance at beginning of year	$2,210	$2,269	$1,973
Provision	3,243	3,017	3,655
Claims	(2,902)	(3,076)	(3,359)
Balance at end of year	$2,551	$2,210	$2,269

Stock based compensation

Expense is recognized for all awards of stock-based compensation by allocating the aggregate grant date fair value over the vesting period. No expense is recognized for any stock options, restricted or deferred shares or restricted stock units ultimately forfeited because the recipients fail to meet vesting requirements. The Company accounts for forfeitures as they occur, rather than estimating expected forfeitures. Refer to Note 12 – Stock based Compensation to the consolidated financial statements for additional details.

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

Fair Value

The carrying value of Cash and cash equivalents, Accounts receivable and Accounts payable approximates fair value based on the short-term nature of these instruments. The carrying value of long term debt, including the current portion, approximates fair value as the variable interest rates approximate rates available to other market participants with comparable credit risk and interest rates as of December 31, 2025 were approximately the same as interest rates at the time the fixed rate agreement was entered. The Company does not recognize any non-financial assets at fair value.

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

The FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard is intended to enhance the transparency and decision usefulness of income tax disclosures. This amendment modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold, (2) the amount of income taxes paid, net of refunds received, disaggregated by federal, state, and foreign taxes, as well as individual jurisdictions in which income taxes paid is equal to or greater than 5 percent of total income taxes paid, (3) the income or loss from continuing operations before income tax expense or benefit disaggregated between domestic and foreign, and (4) income tax expense or benefit from continuing operations disaggregated by federal, state and foreign. The Company adopted ASU 2023-09 retrospectively during the year ended December 31, 2025. See Note - 7 Income Taxes in the accompanying notes to the consolidated financial statements.

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

Note 2 - Revenue

Disaggregation of Revenue

The following tables disaggregate total net sales by end market and geographic location:

End Market	2025	2024	2023
Industrial	$139,624	$131,479	$136,978
Fire	128,070	121,418	143,551
Agriculture	84,643	82,224	83,053
Construction	75,727	85,149	86,996
Municipal	103,457	100,019	78,528
Petroleum	25,653	24,188	23,168
OEM	45,202	40,343	37,708
Repair parts	80,013	74,847	69,529
Total net sales	$682,389	$659,667	$659,511

Geographic Location	2025	2024	2023
United States	$518,165	$491,516	$497,387
Foreign countries	164,224	168,151	162,124
Total net sales	$682,389	$659,667	$659,511

International sales represented approximately 24% of total net sales for 2025, 25% for 2024 and 25% for 2023, and were made to customers in many different countries around the world.

On December 31, 2025, the Company had $244.0 million of remaining performance obligations, also referred to as backlog. The Company expects to recognize as revenue substantially all of its remaining performance obligations within one year.

The Company’s contract assets and liabilities as of December 31, 2025 and 2024 were as follows:

	2025	2024
Contract assets	$634	$390
Contract liabilities	$7,658	$6,840

Revenue recognized for the year ended December 31, 2025 that was included in the contract liability balance at December 31, 2024 was $6.7 million. Revenue recognized for the year ended December 31, 2024 that was included in the contract liability balance at December 31, 2023 was $11.0 million.

Note 3 – Inventories

LIFO inventories are stated at the lower of cost or market and all other inventories are stated at the lower of cost or net realizable value. Replacement cost approximates current cost and the excess over LIFO cost was approximately $104.6 million and $100.2 million at December 31, 2025 and 2024, respectively. Allowances for excess and obsolete inventory totaled $7.3 million at December 31, 2025 and $6.8 million at December 31, 2024.

Pre-tax LIFO expense was $4.4 million, $5.1 million, and $6.9 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Inventories are comprised of the following:

	2025	2024
Raw materials and in-process	$26,312	$31,128
Finished parts	54,220	54,007
Finished products	15,925	14,070
Total net inventories	$96,457	$99,205

Note 4 – Financing Arrangements

Debt consisted of:

	2025	2024
Senior Secured Credit Agreement	$280,750	$340,750
Credit Facility	-	-
6.40% Note Agreement	30,000	30,000
Total debt	310,750	370,750
Unamortized discount and debt issuance fees	(3,219)	(4,153)
Total debt, net	307,531	366,597
Less: current portion of long-term debt	(23,125)	(18,500)
Total long-term debt, net	$284,406	$348,097

Maturities of long-term debt in the next five fiscal years, and the remaining years thereafter, are as follows:

2026	2027	2028	2029	2030	Thereafter	Total
$23,125	$32,375	$37,000	$188,250	$-	$30,000	$310,750

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

At the option of the Company, borrowings under the Senior Term Loan Facility and under the Credit Facility bear interest at either a base rate or at an Adjusted Term SOFR Rate (as defined in the Amended and Restated Senior Credit Agreement), plus the applicable margin, which ranges from 0.5% to 1.25% for base rate loans and 1.50% to 2.25% for Adjusted Term SOFR Rate loans. The applicable margin is based on the Company’s total leverage ratio. At December 31, 2025, the applicable interest rate under the Amended and Restated Senior Secured Credit Agreement was Adjusted Term SOFR plus 2.00%, or 5.8%.

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

Total cash interest paid was $22.2 million in 2025, $33.6 million in 2024, and $35.9 million in 2023.

The Company was in compliance with all debt covenants as of December 31, 2025, 2024 and 2023.

Interest Rate Derivatives

In 2022, the Company entered into interest rate swaps that hedge interest payments on its Senior Term Loan Facility. All swaps have been designated as cash flow hedges. The following table summarizes the notional amounts, related rates and remaining terms of interest swap agreements as of December 31:

	Notional Amount		Average Fixed Rate		Term
	2025	2024	2025	2024
Interest rate swaps	$135,625	$150,938	4.1%	4.1%	Extending to May 2027

The fair value of the Company’s interest rate swaps was a payable of $1.3 million as of December 31, 2025 and a payable of $0.1 million as of December 31, 2024. The fair value was based on inputs other than quoted prices in active markets for identical assets that are observable either directly or indirectly and therefore considered level 2. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in Accumulated other comprehensive loss. The interest rate swap agreements held by the Company on December 31, 2025 are expected to continue to be effective hedges.

The following table summarizes the fair value of derivative instruments as of December 31, as recorded in the Consolidated Balance Sheets:

	2025	2024
Current Assets:
Prepaid and Other	$-	$70
Current liabilities:
Accrued expenses	(847)	-
Long-term liabilities:
Other long-term liabilities	(430)	(204)
Total derivatives	$(1,277)	$(134)

The following table summarizes total gains (losses) recognized on derivatives in Accumulated Other Comprehensive Income (Loss) for the years ended December 31, 2025, 2024 and 2023:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives
	2025	2024	2023
Interest rate swaps	$(854)	$3,058	$1,039

The effects of derivative instruments on the Company’s Consolidated Statements of Results of Operations for the years ended December 31, 2025, 2024 and 2023 are as follows:

Location of Gain (Loss) Reclassed from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassed from AOCI into Income (Effective Portion)
	2025	2024	2023
Interest expense	$289	$1,791	$1,630

Note 5 – Leases

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

Supplemental information related to leases and the Company’s Consolidated Financial Statements is as follows:

	2025	2024
Components of lease costs:
Operating lease costs	$2,425	$2,385
Short-term lease costs	1,160	1,089
Finance lease costs	137	141
Total lease costs	$3,722	$3,615

	2025	2024
Weighted average remaining lease term (years):
Operating leases	12.2	12.7
Finance leases	3.0	4.0
Weighted average discount rate:
Operating leases	7.66%	7.62%
Finance leases	3.25%	3.25%

	December 31, 2025
	Operating Leases	Financing Leases	Total Leases
Other assets - right-of-use assets	$18,297	$370	$18,667
Lease liabilities included in:
Accrued expenses - current portion of lease liabilities	$1,350	$120	$1,470
Other long-term liabilities - non-current portion of lease liabilities	18,270	260	18,530
Total lease liabilities	$19,620	$380	$20,000

	December 31, 2024
	Operating Leases	Financing Leases	Total Leases
Other assets - right-of-use assets	$18,998	$490	$19,488
Lease liabilities included in:
Accrued expenses - current portion of lease liabilities	$1,190	$120	$1,310
Other long-term liabilities - non-current portion of lease liabilities	18,780	380	19,160
Total lease liabilities	$19,970	$500	$20,470

Maturities of lease liabilities as of December 31, are as follows:

	2025		2024
2026	$2,916	2025	$2,774
2027	2,372	2026	2,536
2028	2,135	2027	1,996
2029	1,852	2028	1,919
2030	1,759	2029	1,709
Thereafter	26,123	Thereafter	27,828
Total lease payments	37,157	Total lease payments	38,762
Less: Interest	(17,157)	Less: Interest	(18,292)
Present value of lease liabilities	$20,000	Present value of lease liabilities	$20,470

Note 6 – Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss as reported in the Consolidated Balance Sheets are:

	Currency Translation Adjustments	Deferred Gain (Loss) on Cash Flow Hedging	Pension and OPEB Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2022	$(10,619)	$(617)	$(13,238)	$(24,474)
Reclassification adjustments	-	(1,630)	1,423	(207)
Current period benefit (charge)	931	1,039	(2,667)	(697)
Income tax benefit	-	139	302	441
Balance at December 31, 2023	(9,688)	(1,069)	(14,180)	(24,937)
Reclassification adjustments	-	(1,791)	1,424	(367)
Current period benefit (charge)	(3,024)	3,058	611	645
Income tax benefit	-	(301)	(483)	(784)
Balance at December 31, 2024	(12,712)	(103)	(12,628)	(25,443)
Reclassification adjustments	-	(289)	2,340	2,051
Current period benefit (charge)	5,764	(854)	(2,116)	2,794
Income tax benefit	-	276	(54)	222
Balance at December 31, 2025	$(6,948)	$(970)	$(12,458)	$(20,376)

Note 7 – Income Taxes

The components of Income before income taxes are:

	2025	2024	2023
United States	$57,687	$38,548	$34,763
Foreign countries	11,477	11,945	9,198
Total	$69,164	$50,493	$43,961

The components of income tax expense are:

	2025	2024	2023
Current expense:
Federal	$2,633	$8,223	$6,735
Foreign	2,319	2,121	1,591
State and local	854	1,451	1,098
	$5,806	$11,795	$9,424
Deferred expense (benefit):
Federal	$9,527	$(1,476)	$(206)
Foreign	(55)	87	196
State and local	869	(28)	(404)
	10,341	(1,417)	(414)
Income tax expense	$16,147	$10,378	$9,010

The reconciliation between income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes is:

	2025		2024		2023
	Amount	%	Amount	%	Amount	%
U.S. federal statutory tax rate	$14,524	21.0	$10,603	21.0	$9,232	21.0
State and local income taxes, net of federal tax benefit	1,361	2.0	1,124	2.2	548	1.2
Tax credits:
Research and Development (R&D)	(589)	(0.9)	(576)	(1.1)	(618)	(1.4)
Other	-	-	(63)	(0.1)	(64)	(0.1)
Foreign tax effects	(146)	(0.2)	(300)	(0.6)	(145)	(0.3)
Effect of cross border tax laws:
Foreign-derived intangible income	(42)	(0.1)	(542)	(1.1)	(504)	(1.1)
Other	449	0.7	99	0.2	375	0.9
Unrecognized tax benefits	136	0.2	19	-	(34)	(0.1)
Nontaxable or nondeductible items	496	0.7	14	-	196	0.4
Other	(42)	(0.1)	-	-	24	0.1
Income tax expense	$16,147	23.3	$10,378	20.6	$9,010	20.5

In 2025, California, Georgia, Kansas, and the City of Mansfield made up the majority of the state and local income taxes, net of federal effect category. In 2024, Illinois, Minnesota, Pennsylvania, Texas and the City of Mansfield made up the majority of the state and local income taxes, net of federal effect category. In 2023, Florida, Illinois, Louisiana, Texas, and the City of Mansfield made up the majority of the state and local income taxes, net of federal effect category.

Income taxes paid consist of:

2025
Federal	$4,800
Foreign:
Africa	471
Canada	772
Ireland	569
Other	413
State and local	1,406
Total taxes paid	$8,431

Deferred income tax assets and liabilities consist of:

	December 31,
	2025	2024
Deferred tax assets:
Inventories	$1,205	$1,392
Accrued liabilities	3,193	3,390
Postretirement health benefits obligation	6,244	5,526
Pension obligation	1,009	1,351
Lease liabilities	4,814	4,861
Capitalized R&D	1,552	3,124
Interest	9,837	12,884
Other	1,565	1,190
Total deferred tax assets	29,419	33,718
Valuation allowance	(495)	(420)
Net deferred tax assets	28,924	33,298
Deferred tax liabilities:
Depreciation and amortization	(33,892)	(27,935)
Leases - right of use assets	(4,493)	(4,627)
Total deferred tax liabilities	(38,385)	(32,562)
Net deferred tax assets (liabilities)	$(9,461)	$736

The Company had state tax credit carryforwards of $0.4 million as of both December 31, 2025 and 2024, which will expire incrementally between 2026 and 2037.

The Company had valuation allowances of $0.5 million at December 31, 2025 and $0.4 million at December 31, 2024, against certain of its deferred tax assets. ASC 740, Income Taxes, requires that a valuation allowance be recorded against deferred tax assets when it is more likely than not that some or all of a Company’s deferred tax assets will not be realized based on available positive and negative evidence.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2025	2024	2023
Balance at beginning of year	$729	$704	$754
Additions based on tax positions related to the current year	1,139	217	180
Additions based on tax positions related to the prior year	1,621	-	-
Reductions due to lapse of applicable statute of limitations	(109)	(192)	(230)
Balance at end of year	$3,380	$729	$704

Total unrecognized tax benefits were $3.4 million at December 31, 2025 and $0.7 million at December 31, 2024. The total amount of unrecognized tax benefits that, if ultimately recognized, would reduce the Company’s annual effective tax rate were $0.7 million at December 31, 2025 and $0.6 million at December 31, 2024.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense for all periods presented. The Company accrued approximately $0.3 million for the payment of interest and penalties at December 31, 2025, and $0.2 million at each of December 31, 2024 and 2023.

The Company is subject to income taxes in the U.S. federal and various state, local and foreign jurisdictions. Income tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2020.

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

Additionally, the Company sponsors defined contribution pension plans made available to all domestic and Canadian employees. Total contributions to the plans were $5.1 million for 2025, $4.8 million for 2024, and $4.3 million for 2023.

The Company also sponsors a non-contributory defined benefit postretirement health care plan that provides medical benefits to certain domestic and Canadian retirees and eligible spouses and dependent children. The Company funds the cost of these benefits as incurred. For measurement purposes, and based on maximum benefits as defined by the plan, a 5.3% annual rate of increase in the per capita cost of covered health care benefits for all retirees was assumed in estimating the projected postretirement benefit obligation at December 31, 2025, which is expected to remain constant going forward. A 5.0% percent annual rate of increase was assumed in estimating the projected benefit obligation at December 31, 2024 and in calculating 2025 periodic benefit cost.

The Company recognizes the obligations associated with its defined benefit pension plan and defined benefit postretirement health care plan in its Consolidated Financial Statements. The following table presents the plans’ funded status as of the measurement date, December 31, reconciled with amounts recognized in the Company’s Consolidated Balance Sheets:

	Pension Plan		Postretirement Plan
	2025	2024	2025	2024
Accumulated benefit obligation at end of year	$50,506	$49,918	$26,395	$23,758
Change in projected benefit obligation:
Benefit obligation at beginning of year	$61,759	$62,149	$23,758	$24,276
Service cost	1,817	1,998	807	851
Interest cost	2,981	2,737	1,243	1,123
Plan Changes	-	-	-	(394)
Settlement	(552)	(1)	-	-
Benefits paid	(266)	(2,589)	(1,782)	(2,084)
Settlement Payments	(5,245)	(455)	-	-
Effect of foreign exchange	-	-	12	(23)
Actual expenses	(150)	(150)	-	-
Actuarial (gain)/loss	2,098	(1,930)	2,357	9
Benefit obligation at end of year	$62,442	$61,759	$26,395	$23,758

Change in plan assets:
Plan assets at beginning of year	$55,130	$50,649	$-	$-
Actual return on plan assets	5,124	2,586	-	-
Employer contributions	2,700	5,089	1,781	2,084
Benefits paid	(266)	(2,589)	(1,781)	(2,084)
Settlement Payments	(5,245)	(455)	-	-
Actual expenses	(150)	(150)	-	-
Plan assets at end of year	$57,293	$55,130	-	-
Funded status at end of year	$(5,149)	$(6,629)	$(26,395)	$(23,758)

	Pension Plan		Postretirement Plan
	2025	2024	2025	2024
Amounts recognized in the Consolidated Balance Sheets consist of:
Current liabilities	$-	$-	$(1,592)	$(1,580)
Noncurrent liabilities	(5,149)	(6,629)	(24,803)	(22,178)
Total assets (liabilities)	$(5,149)	$(6,629)	$(26,395)	$(23,758)

Amounts recognized in Accumulated other comprehensive loss consist of:
Net actuarial loss	$13,876	$16,559	$2,712	$252
Deferred tax (benefit) expense	(3,556)	(4,202)	(574)	19
After tax actuarial loss	$10,320	$12,357	$2,138	$271

Components of net periodic benefit cost:

	2025	2024	2023
Pension Plan
Service cost	$1,817	$1,998	$2,180
Interest cost	2,981	2,737	2,652
Expected return on plan assets	(3,270)	(3,450)	(2,695)
Recognized actuarial loss	1,210	1,455	1,461
Settlement loss	1,166	-	-
Net periodic benefit cost	$3,904	$2,740	$3,598

Other changes in pension plan assets and benefit obligations recognized in other comprehensive loss:
Net (gain) loss	(2,683)	(2,524)	822
Total expense recognized in net periodic benefit cost and other comprehensive income	$1,221	$216	$4,420

Postretirement Plan
Service cost	$807	$851	$835
Interest costs	1,243	1,123	1,196
Prior service cost recognition	(75)	(75)	(995)
Recognized actuarial loss (gain)	(36)	(31)	(38)
Net periodic benefit cost	$1,939	$1,868	$998

Other changes in postretirement plan assets and benefit obligations recognized in other comprehensive loss:
Net loss (gain)	$2,468	$(279)	$1,114
Total expense (benefit) recognized in net periodic benefit cost and other comprehensive income	$4,407	$1,589	$2,112

The components of net periodic benefit cost other than the service cost component are included in Other income (expense), net in the Consolidated Statements of Income.

In 2025, the Company recorded pre-tax non-cash pension settlement charges of $1.2 million driven by lump-sum distributions discussed above. These charges were the result of lump-sum payments to retirees which exceeded the GR Plan’s actuarial service and interest cost thresholds. There was no pension settlement charges recorded in 2024 or 2023.

The prior service cost is amortized on a straight-line basis over the average estimated remaining service period of active participants. The unrecognized actuarial gain or loss in excess of the greater of 10% of the benefit obligation or the market value of plan assets is also amortized on a straight-line basis over the average estimated remaining service period of active participants.

	Pension Plan		Postretirement Plan
	2025	2024	2025	2024
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	5.02%	5.32%	5.11%	5.41%
Rate of compensation increase	3.50%	3.50%	-	-
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	5.02%	4.69%	5.41%	4.86%
Expected long-term rate of return on plan assets	6.50%	7.20%	-	-
Rate of compensation increase	3.50%	3.50%	-	-

To enhance the Company’s efforts to mitigate the impact of the GR Plan on its financial statements, the Company utilizes a liability driven investing model to more closely align assets with liabilities based on when the liabilities are expected to come due. Currently, based on 2025 funding levels, equities may comprise between 5% and 35% of the GR Plan’s market value. Fixed income investments may comprise between 49% and 70% of the GR Plan’s market value. Alternative investments may comprise between 3% and 13% of the GR Plan’s market value. Cash and cash equivalents (including all senior debt securities with less than one year to maturity) may comprise between 0% and 20% of the GR Plan’s market value.

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

The following tables set forth by asset class the fair value of plan assets for the years ended December 31, 2025 and 2024:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Plan Assets at December 31, 2025
Equity	$14,525	$-	$-	$14,525
Fixed income	10,970	20,376	-	31,346
Mutual funds	4,308	-	-	4,308
Money funds and cash	7,113	-	1	7,114
Total fair value of Plan assets	$36,916	$20,376	$1	$57,293

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Plan Assets at December 31, 2024
Equity	$14,262	$-	$-	$14,262
Fixed income	10,458	18,608	-	29,066
Mutual funds	3,529	-	-	3,529
Money funds and cash	8,272	-	1	8,273
Total fair value of Plan assets	$36,521	$18,608	$1	$55,130

Contributions

The Company expects to contribute up to $2.9 million to the GR Plan in 2026.

Expected future benefit payments

The following benefit payments are expected to be paid as follows based on actuarial calculations:

	2026	2027	2028	2029	2030	Thereafter
Pension	$10,186	$3,344	$3,959	$4,345	$5,237	$31,120
Postretirement	1,632	1,691	1,806	1,905	2,134	13,210

For measurement purposes and based on maximum benefits as defined by the GR Plan, a 5.0% annual rate of increase in the per capita cost of covered health care benefits for all retirees was assumed as of December 31, 2025 and 5.1% in 2024 and is expected to remain constant going forward~~.~~

A one percentage point change in the assumed rate of return on the GR Plan assets is estimated to have an approximate $0.5 million effect on net periodic benefit cost. Additionally, a one percentage point increase in the discount rate is estimated to have a $1.2 million decrease in net periodic benefit cost, while a one percentage point decrease in the discount rate is estimated to have a $1.5 million increase in net periodic benefit cost.

Note 9 – Goodwill and Other Intangible Assets

Changes in the carrying value of goodwill and other intangible asset during 2025:

Historical Cost of Intangible Assets	December 31, 2024	Foreign Currency	December 31, 2025
Customer relationships	$208,523	$151	$208,674
Technology and drawings	46,539	16	46,555
Other intangibles	1,997	-	1,997
Total finite-lived intangible assets	257,059	167	257,226
Trade names	13,224	3	13,227
Goodwill	257,554	418	257,972
Total	$527,837	$588	$528,425

The major components of Goodwill and other intangible assets are:

	2025		2024
	Historical Cost	Accumulated Amortization	Historical Cost	Accumulated Amortization
Finite-lived intangible assets:
Customer relationships	$208,674	$43,768	$208,523	$33,533
Technology and drawings	46,555	12,621	46,539	10,325
Other intangibles	1,997	1,998	1,997	1,997
Total finite-lived intangible assets	257,226	58,387	257,059	45,855
Trade names and trademarks	13,227	-	13,224	-
Goodwill	257,972	-	257,554	-
Total	$528,425	$58,387	$527,837	$45,855

Amortization of intangible assets was $12.4 million, $12.4 million and $12.6 million in 2025, 2024 and 2023, respectively. The following table summarizes the future estimated amortization expense relating to our intangible assets as of December 31, 2025 (in thousands):

2026	2027	2028	2029	2030	Thereafter	Total
$12,318	$12,281	$12,255	$12,255	$12,215	$137,515	$198,839

For 2025, the Company used a quantitative analysis for the annual goodwill impairment testing as of October 1 for its National and Fill-Rite reporting units. The fair values of these reporting units was estimated using both a discounted cash flow model and a market-based approach. The discounted cash flow model considered forecasted cash flows discounted at an estimated weighted-average cost of capital. The forecasted cash flows were based on the Company’s long-term operating plan and a terminal value was used to estimate the cash flows beyond the period covered by the operating plan. The weighted-average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt market holders of a business enterprise. The market-based approach considers market prices of corporations engaged in the same or similar line of business. These analyses require the exercise of significant judgments, including judgments about appropriate discount rate, discrete revenue growth rates, expected long term growth rate, and profitability assumptions. Sensitivity analyses were performed around these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values.

The results of these goodwill impairment tests indicated that no impairment existed at National or Fill-Rite. The Company’s annual impairment analysis performed as of October 1, 2025 concluded that the fair value of National and Fill-Rite exceeded carrying value by 22% and 6%, respectively. Sensitivity analyses were performed for the National and Fill-Rite reporting units using a discounted cash flow model, assuming a hypothetical 50 basis point decrease in the expected long-term growth rate or a hypothetical 50 basis point increase in the weighted average cost of capital, and both scenarios independently yielded estimated fair values above carrying value for both the National and Fill-Rite reporting units. If National or Fill-Rite fails to experience growth or revises its long-term projections downward, they could be subject to impairment charges in the future. Goodwill relating to the National reporting unit is $13.6 million, or 1.6% of the Company’s December 31, 2025 total assets and goodwill relating to the Fill-Rite reporting unit is $230.7 million, or 26.8% of the Company’s December 31, 2025 total assets.

For 2025, for all other reporting units, the Company used a qualitative analysis for goodwill impairment testing as of October 1. This qualitative assessment included consideration of current industry and market conditions and circumstances as well as any mitigating factors that would most affect the fair value of the Company and these reporting units. Based on the assessment and consideration of the totality of the facts and circumstances, including the business environment in the fourth quarter of 2025, the Company determined that it was not more likely than not that the fair value of the Company or these reporting units is less than their respective carrying amounts. As such, no goodwill impairments for these reporting units were recorded for the year ended December 31, 2025.

Other indefinite-lived intangible assets primarily consist of trademarks and trade names. The fair value of these assets is also tested annually for impairment as of October 1, or whenever events or changes in circumstances indicate there may be a possible permanent loss of value. The fair value of these assets is determined using a royalty relief methodology similar to that employed when the associated assets were acquired, but using updated estimates of future sales, cash flows and profitability. For 2025 and 2024 the fair value of all indefinite lived intangible assets exceeded the respective carrying values.

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

The following table presents selected financial information with respect to the Company’s single operating segment for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
Net sales	$682,389	$659,667	$659,511
Less
Cost of material	329,137	315,240	328,731
Labor	85,362	82,012	78,898
Overhead	58,743	58,087	55,629
Selling	48,212	48,908	45,212
General and administrative	53,204	51,598	51,448
Amortization expense	12,368	12,379	12,552
Operating income	95,363	91,443	87,041
Other income (expense):
Interest expense	(23,396)	(33,621)	(41,273)
Other income (expense)	(2,803)	(7,329)	(1,807)
Income before income taxes	69,164	50,493	43,961
Income taxes	16,147	10,378	9,010
Net income	$53,017	$40,115	$34,951

The Company sells to approximately 140 countries around the world. The Company attributes revenues to individual countries based on the customer location to which finished products are shipped. The following tables disaggregate total net sales by geographic location:

Geographic Location	2025	2024	2023
United States	$518,165	$491,516	$497,387
Foreign Countries	164,224	168,151	162,124
Total net sales	$682,389	$659,667	$659,511

As of the years ending December 31, 2025 and 2024, 88.5% and 90.2%, respectively, of the Company’s long-lived assets were located in the United States. For the years ended December 31, 2025 and 2024, no individual foreign country held more than 10% of consolidated long-lived assets nor was responsible for more than 10% of consolidated revenue.

Note 11 – Common Share Repurchases

During the years ended December 31, 2025 and 2024, the Company repurchased 30,371 and 7,348 shares for $1.2 million and $0.3 million, respectively, in the surrender of common shares to cover taxes in connection with the vesting of stock awards. The shares repurchased to cover taxes were not part of the share purchase program. As of December 31, 2025, the Company had $48.1 million available for repurchase under the share repurchase program.

Note 12 – Stock Based Compensation

On April 25, 2024, the shareholders of the Company approved the 2024 Omnibus Incentive Plan ("2024 Plan"), which replaced the 2015 Omnibus Incentive Plan (“2015 Plan”) and 2016 Non-Employee Directors’ Compensation Plan (the “Directors’ Plan”). The 2024 Incentive Plan reserves for issuance under equity awards 800,000 common shares together with the 424,771 shares and the 14,500 shares that were then-remaining available under the 2015 Plan and the Directors’ Plan, respectively, at the time the 2024 Plan was approved. Under the 2024 Plan, the Company is authorized to grant restricted stock, restricted stock units, performance-based awards, stock options, stock appreciation rights, and other share based awards. At December 31, 2025, there were 1,074,463 common shares available for future grant under the 2024 Plan.

Restricted Stock Units ("RSUs") and Performance Share Units ("PSUs")

The Company has awarded Restricted Stock Units (“RSU’s) and Performance Stock Units (“PSU’s”) under the Plans. The following table summarizes RSU and PSU activity for the year ended December 31, 2025 under all Plans:

	Number of Units	Weighted Average Fair Value
Balance at beginning of the year	326,434	$33.47
Units granted	148,254	$38.32
Units vested	(97,802)	$35.46
Units forfeited	(66,464)	$36.15
Balance at the end of year	310,422	$34.58

The number of shares outstanding in the table above for PSUs with remaining performance obligations are presented at the maximum payout level.

RSUs are valued at the closing market price of the Company’s common shares on the grant date. The majority of RSUs vest in annual installments over a period of three years. The Company issues common shares from treasury upon the vesting of RSUs. The remaining weighted average vesting period of all non-vested RSUs is 0.7 years as of December 31, 2025.

PSUs are valued at the closing market price of the Company’s common shares on the grant date. PSUs vest after three years in amounts determined based on the Company’s achievement of appropriate performance metrics over a two-year performance period. The Company issues common stock from treasury upon the vesting of PSUs. The remaining weighted average vesting period of all non-vested PSUs is 1.0 years as of December 31, 2025.

Stock-Based Compensation Expense

Expense is recognized for all awards of stock-based compensation by allocating the aggregate grant date fair value over the vesting period. No expense is recognized for any RSUs or PSUs ultimately forfeited because recipients fail to meet vesting requirements. The Company recognized stock based compensation expense of $3.6 million, $4.0 million, and $3.3 million for the year ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025, total unrecognized stock-based compensation expense related to non-vested RSUs and PSUs was $3.7 million, which is expected to be recognized over a weighted average period of approximately 1.4 years.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Based on the evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025.

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

Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

The independent registered public accounting firm of Ernst & Young LLP that has audited the consolidated financial statements included in this annual report on Form 10-K, has also issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2025. This report is included on the following page.

/s/ Scott A. King
Scott A. King
President and Chief Executive Officer

/s/ James C. Kerr
James C. Kerr
Executive Vice President and Chief Financial Officer

March 2, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Gorman-Rupp Company

Opinion on Internal Control Over Financial Reporting

We have audited The Gorman-Rupp Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Gorman-Rupp Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements of the Company and our report dated March 2, 2026 expressed an unqualified opinion thereon.

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
March 2, 2026

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter of the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2025, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading agreement, each as defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Attention is directed to the sections captioned “Election of Directors,” “Board of Directors and Board Committees,” “Audit Committee Report,” “Beneficial Ownership of Shares,” “Delinquent Section 16(a) Reports” and “Insider Trading Policies and Procedures” in the Company’s definitive Notice of 2026 Annual Meeting of Shareholders and related Proxy Statement (as filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.

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

ITEM 11. EXECUTIVE COMPENSATION

Attention is directed to the sections “Board of Directors and Board Committees,” “Executive Compensation,” “Compensation Discussion and Analysis,” “Pension Benefits,” “Summary Compensation Table,” “Grants of Plan Based Awards,” “Outstanding Equity Awards at December 31, 2025,” "Stock Vested During Fiscal Year 2025," "Post-Employment Value of Equity Incentive Compensation," “Non-Employee Director Compensation,” “Risk Oversight,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” and “CEO Pay Ratio” in the Company’s definitive Notice of 2026 Annual Meeting of Shareholders and related Proxy Statement (as filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Attention is directed to the section “Beneficial Ownership of Shares” and “Election of Directors” in the Company’s definitive Notice of 2026 Annual Meeting of Shareholders and related Proxy Statement (as filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which are incorporated herein by this reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2025 about the Company’s common shares that may be issued upon exercise of options, warrants and rights granted, and shares remaining available for issuance, under all of the Company’s existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	-	$-	1,074,463	(1)
Equity compensation plans not approved by shareholders	-	n/a	-
Total	-	$-	1,074,463

(1)
This amount reflects shares reserved for issuance pursuant to restricted stock unit and performance share awards outstanding at December 31, 2025. The amount of performance shares reserved, for purposes of this table, assumes the maximum amount of shares will be earned under such awards, even though the actual payout under such awards may be less than maximum.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Attention is directed to the section “Board of Directors and Board Committees” and “Related Party Transactions” in the Company’s definitive Notice of 2026 Annual Meeting of Shareholders and related Proxy Statement (as filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which is incorporated herein by this reference. The Company has no relationships or transactions required to be reported by Item 404 of Regulation S-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Attention is directed to the section “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive Notice of 2026 Annual Meeting of Shareholders and related Proxy Statement (as filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K), which is incorporated herein by this reference. Information about aggregate fees billed to the Company by its independent registered public accounting firm, Ernst & Young LLP, Cleveland, Ohio (PCAOB ID No. 42) will be included in the above referenced section of the Company’s definitive Notice of 2026 Annual Meeting of Shareholders and related Proxy Statement under the caption “Fees Paid to Auditors” and that information is incorporated herein by this reference.

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

ANNUAL REPORT ON FORM 10-K

THE GORMAN-RUPP COMPANY

For the Year Ended December 31, 2025

EXHIBIT INDEX

Exhibit Number	Description

(3)(4)(a)	Amended Articles of Incorporation, as amended (A)

(3)(4)(b)	Amended Regulations (B)

(4)(a)	Description of Securities Registered Under the Exchange Act (C)

(10)(a)	Form of Indemnification Agreement (D)

(10)(b)	The Gorman-Rupp Company 2015 Omnibus Incentive Plan (E)#

(10)(c)	Form of Performance Share Grant Agreement under the 2015 Omnibus Incentive Plan (F)#

(10)(d)	Form of Restricted Stock Unit Grant Agreement under the 2015 Omnibus Incentive Plan (G)#

(10)(e)	The Gorman-Rupp Company 2024 Omnibus Incentive Plan (H)

(10)(f)	Form of Restricted Stock Unit Grant Agreement under the 2024 Omnibus Incentive Plan (I)

(10)(g)	Form of Performance Share Grant Agreement under the 2024 Omnibus Incentive Plan (J)

(10)(h)	Form of Director Restricted Stock Agreement under the 2024 Omnibus Incentive Plan (K)

(10)(i)	Amended and Restated Senior Secured Credit Agreement, dated as of May 31, 2024 (L)

(10)(j)	Pledge and Security Agreement, dated as of May 31, 2024 (M)

(10)(k)	Note Agreement, dated as of May 31, 2024 (N)

(10)(l)	Form of 6.40% Senior Secured Note Due May 31, 2031 (included as Exhibit A to the Note Agreement filed herewith as Exhibit 10(k))

(14)	Code of Ethics (O)

(19)	The Gorman-Rupp Company Insider Trading Policy (P)

(21)	Subsidiaries of the Company

(23)	Consent of Independent Registered Public Accounting Firm

(24)	Powers of Attorney

(31)(a)	Certification of Chief Executive Officer (Section 302 of the Sarbanes-Oxley Act of 2002)

(31)(b)	Certification of Chief Financial Officer (Section 302 of the Sarbanes-Oxley Act of 2002)

(32)	Certification Pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(97)	The Gorman-Rupp Company Clawback Policy (Q)

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(A)
Incorporated herein by this reference from Exhibit (3)(4)(a) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
(B)
Incorporated herein by this reference from Exhibit (3)(ii)(4) of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.
(C)
Incorporated herein by this reference from Exhibit (4)(a) of the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
(D)
Incorporated herein by this reference from Exhibit (10)(a) of the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
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
(K)
Incorporated herein by this reference from Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on April 30, 2024.
(L)
Incorporated herein by this reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 3, 2024.
(M)
Incorporated herein by this reference from Exhibit (10)(j) of the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
(N)
Incorporated herein by this reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 3, 2024.
(O)
Incorporated herein by this reference from Exhibit (14) of the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
(P)
Incorporated herein by this reference from Exhibit (19) of the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
(Q)
Incorporated herein by this reference from Exhibit (97) of the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

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

Date: March 2, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

*SCOTT A. KING	President and Chief Executive Officer and Director
Scott A. King	(Principal Executive Officer)

*JAMES C. KERR	Executive Vice President and Chief Financial Officer
James C. Kerr	(Principal Financial and Accounting Officer)

*JEFFREY S. GORMAN	Chairman
Jeffrey S. Gorman

*DONALD H. BULLOCK, JR.	Director
Donald H. Bullock Jr.

*M. ANN HARLAN	Director
M. Ann Harlan

*PAMELA A. HEMINGER	Director
Pamela A. Heminger

*CHRISTOPHER H. LAKE	Director
Christopher H. Lake

*SONJA K. MCCLELLAND	Director
Sonja K. McClelland

*VINCENT K. PETRELLA	Director
Vincent K. Petrella

*KENNETH R. REYNOLDS	Director
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

March 2, 2026

By:	/s/ BRIGETTE A. BURNELL
Brigette A. Burnell
Attorney-In-Fact