Form 10-Q
period 2026-03-31
GORMAN RUPP CO
filed 2026-04-27
CIK 42682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

On April 27, 2026 there were 26,410,243 common shares, without par value, of The Gorman-Rupp Company outstanding.

The Gorman-Rupp Company

Three Months Ended March 31, 2026 and 2025

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2026	2025
Net sales	$176,593	$163,948
Cost of products sold	119,234	113,616
Gross profit	57,359	50,332
Selling, general and administrative expenses	26,802	25,107
Amortization expense	3,080	3,100
Operating income	27,477	22,125
Interest expense	(4,967)	(6,203)
Other income (expense), net	(258)	(386)
Income before income taxes	22,252	15,536
Provision for income taxes	4,412	3,408
Net income	$17,840	$12,128
Earnings per share	$0.68	$0.46
Average number of shares outstanding	26,339,240	26,246,848

See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Net income	$17,840	$12,128
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(1,182)	1,548
Cash flow hedging activity	521	(677)
Pension and postretirement medical liability adjustments	173	217
Other comprehensive income (loss)	(488)	1,088
Comprehensive income	$17,352	$13,216

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED BALANCE SHEETS

	(unaudited)
(Dollars in thousands)	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$29,855	$35,083
Accounts receivable, net	102,053	88,378
Inventories, net	95,920	96,457
Prepaid and other	11,334	13,776
Total current assets	239,162	233,694
Property, plant and equipment, net	134,005	134,131
Other assets	21,856	22,192
Other intangible assets, net	208,986	212,066
Goodwill	257,891	257,972
Total assets	$861,900	$860,055
Liabilities and equity
Current liabilities:
Accounts payable	$32,221	$25,885
Payroll and employee related liabilities	21,719	22,612
Commissions payable	6,461	7,048
Deferred revenue and customer deposits	10,574	7,658
Current portion of long-term debt	—	23,125
Accrued expenses	10,547	12,284
Total current liabilities	81,522	98,612
Pension benefits	4,871	5,149
Postretirement benefits	25,161	24,803
Long-term debt, net of current portion	292,765	284,406
Other long-term liabilities	31,977	32,362
Total liabilities	436,296	445,332
Equity:
Common shares, without par value:
Authorized - 35,000,000 shares;
Outstanding - 26,400,835 shares at March 31, 2026 and 26,312,842 shares at December 31, 2025 (after deducting treasury shares of 647,961 and 735,954, respectively), at stated capital amounts	5,163	5,144
Additional paid-in capital	9,642	11,456
Retained earnings	431,663	418,499
Accumulated other comprehensive (loss)	(20,864)	(20,376)
Total equity	425,604	414,723
Total liabilities and equity	$861,900	$860,055

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Cash flows from operating activities:
Net income	$17,840	$12,128
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,993	6,963
LIFO expense	1,316	995
Pension expense	522	696
Stock based compensation	1,177	1,048
Amortization of debt issuance fees	295	295
Other	(436)	(489)
Changes in operating assets and liabilities:
Accounts receivable, net	(13,979)	(5,359)
Inventories, net	(1,409)	(231)
Accounts payable	6,490	2,408
Commissions payable	(536)	2,471
Deferred revenue and customer deposits	2,930	(1,548)
Income taxes	4,244	2,608
Accrued expenses and other	(2,921)	589
Benefit obligations	(539)	(1,474)
Net cash provided by operating activities	21,987	21,100
Cash flows from investing activities:
Capital additions	(4,258)	(3,020)
Other	127	19
Net cash used for investing activities	(4,131)	(3,001)
Cash flows from financing activities:
Cash dividends	(4,999)	(4,852)
Treasury share repurchases	(2,649)	(1,141)
Payments to banks for borrowings	(15,000)	(14,625)
Other	(30)	(30)
Net cash used for financing activities	(22,678)	(20,648)
Effect of exchange rate changes on cash	(406)	176
Net increase (decrease) in cash and cash equivalents	(5,228)	(2,373)
Cash and cash equivalents:
Beginning of period	35,083	24,213
End of period	$29,855	$21,840

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Three Months Ended March 31, 2026
(Dollars in thousands, except	Common Shares		Additional Paid-In	Retained	Accumulated Other Comprehensive
share and per share amounts)	Shares	Dollars	Capital	Earnings	(Loss) Income	Total
Balances December 31, 2025	26,312,842	$5,144	$11,456	$418,499	$(20,376)	$414,723
Net income				17,840		17,840
Other comprehensive loss					(488)	(488)
Stock based compensation, net	128,551	28	677	472		1,177
Treasury share repurchases	(40,558)	(9)	(2,491)	(149)		(2,649)
Cash dividends - $0.19 per share				(4,999)		(4,999)
Balances March 31, 2026	26,400,835	$5,163	$9,642	$431,663	$(20,864)	$425,604

	Three Months Ended March 31, 2025
(Dollars in thousands, except	Common Shares		Additional Paid-In	Retained	Accumulated Other Comprehensive
share and per share amounts)	Shares	Dollars	Capital	Earnings	(Loss) Income	Total
Balances December 31, 2024	26,227,540	$5,126	$9,360	$384,757	$(25,443)	$373,800
Net income				12,128		12,128
Other comprehensive income					1,088	1,088
Stock based compensation, net	96,900	21	671	356		1,048
Treasury share repurchases	(30,063)	(7)	(1,024)	(110)		(1,141)
Cash dividends - $0.185 per share				(4,852)		(4,852)
Balances March 31, 2025	26,294,377	$5,140	$9,007	$392,279	$(24,355)	$382,071

See notes to consolidated financial statements (unaudited).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in tables in thousands of dollars, except for per share amounts)

NOTE 1 - BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Consolidated Financial Statements include the accounts of The Gorman-Rupp Company (the “Company” or “Gorman-Rupp”) and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results. In the opinion of management of the Company, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of results that may be expected for the year ending December 31, 2026. For further information, refer to the Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, from which related information herein has been derived.

Accounting Standards Issued But Not Yet Adopted

The FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40). The standard is intended to enhance the transparency of business expenses in commonly presented expense captions. This amendment requires entities to disclose the following amounts in each relevant income statement expense caption (1) purchases of inventory, (2) employee compensation, (3) depreciation, and (4) intangible asset amortization. Entities are also required to disclose the total amount of selling expense and the entities definition of selling expenses. The standard is effective for annual periods beginning after December 15, 2026. The standard is required to be applied on a prospective basis, while retrospective application is permitted but not required. The Company is evaluating the impact of the standard on the Company's financial disclosures.

NOTE 2 – REVENUE

The following tables disaggregate total net sales by end market and geographic location:

	End market
	Three Months Ended March 31,
	2026	2025
Industrial	$32,168	$28,627
Fire	27,429	32,977
Agriculture	26,853	22,461
Construction	27,089	20,810
Municipal	24,953	22,049
Petroleum	5,130	5,477
OEM	12,714	11,044
Repair parts	20,257	20,503
Total net sales	$176,593	$163,948

	Geographic Location
	Three Months Ended March 31,
	2026	2025
United States	$134,331	$121,994
Foreign countries	42,262	41,954
Total net sales	$176,593	$163,948

The Company attributes revenues to individual countries based on the customer location to which finished products are shipped. International sales represented approximately 24% and 26% of total net sales for the first quarter of 2026 and 2025, respectively.

On March 31, 2026, the Company had $247.9 million of remaining performance obligations, also referred to as backlog. The Company expects to recognize as revenue substantially all of its remaining performance obligations within one year.

The Company’s contract assets and liabilities as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025
Contract assets	$224	$634
Contract liabilities	10,574	7,658

Revenue recognized for the three months ended March 31, 2026 and 2025 that was included in the contract liabilities balance at the beginning of the period was $3.0 million and $4.4 million, respectively.

NOTE 3 - INVENTORIES

LIFO inventories are stated at the lower of cost or market and all other inventories are stated at the lower of cost or net realizable value. Replacement cost approximates current cost and the excess over LIFO cost was approximately $105.9 million and $104.6 million at March 31, 2026 and December 31, 2025, respectively. Allowances for excess and obsolete inventory totaled $7.2 million and $7.3 million at March 31, 2026 and December 31, 2025, respectively. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management’s estimate of expected year-end inventory levels and costs, and are subject to the final year-end LIFO inventory valuation.

Pre-tax LIFO expense was $1.3 million and $1.0 million for the three months ended March 31, 2026 and 2025, respectively.

Inventories are comprised of the following:

	March 31, 2026	December 31, 2025
Inventories, net:
Raw materials and in-process	$30,125	$26,312
Finished parts	48,686	51,719
Finished products	17,109	18,426
Total net inventories	$95,920	$96,457

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of the following:

	March 31, 2026	December 31, 2025
Land	$6,111	$6,040
Buildings	126,877	125,397
Machinery and equipment	241,385	240,293
	$374,373	$371,730
Less accumulated depreciation	(240,368)	(237,599)
Property, plant and equipment, net	$134,005	$134,131

NOTE 5 - PRODUCT WARRANTIES

A liability is established for estimated future warranty and service claims based on historical claims experience and specific product failures. The Company expenses warranty costs directly to Cost of products sold. Changes in the Company’s product warranties liability are:

	March 31,
	2026	2025
Balance of beginning of year	$2,551	$2,210
Provision	225	1,089
Claims	(660)	(875)
Balance at end of period	$2,116	$2,424

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

The following tables present the components of net periodic benefit costs:

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2026	2025	2026	2025
Service cost	$474	$493	$220	$202
Interest cost	714	750	327	310
Expected return on plan assets	(879)	(832)	—	—
Amortization of prior service cost	—	—	(19)	(19)
Recognized actuarial loss (gain)	213	285	13	(8)
Net periodic benefit cost (a)	$522	$696	$541	$485

(a)
The components of net periodic cost other than the service cost component are included in Other income (expense), net in the Consolidated Statements of Income.

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of Accumulated other comprehensive income (loss) as reported in the Consolidated Balance Sheets are:

	Currency Translation Adjustments	Deferred Gain (Loss) on Cash Flow Hedging	Pension and OPEB Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2025	$(6,948)	$(970)	$(14,458)	$(20,376)
Reclassification adjustments	—	125	226	351
Current period benefit (charge)	(1,182)	562	1	(619)
Income tax benefit (charge)	—	(166)	(54)	(220)
Balance at March 31, 2026	$(8,130)	$(449)	$(14,285)	$(20,864)

	Currency Translation Adjustments	Deferred Gain (Loss) on Cash Flow Hedging	Pension and OPEB Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2024	$(12,712)	$(103)	$(12,628)	$(25,443)
Reclassification adjustments	—	(104)	277	173
Current period benefit (charge)	1,548	(785)	8	771
Income tax benefit (charge)	—	212	(68)	144
Balance at March 31, 2025	$(11,164)	$(780)	$(12,411)	$(24,355)

NOTE 8 – COMMON SHARE REPURCHASES

The Company has a share repurchase program with the authorization to purchase up to $50.0 million of the Company’s common shares. As of March 31, 2026, the Company had $48.1 million available for repurchase under the share repurchase program. During the three-month period ending March 31, 2026, the Company repurchased 40,558 shares at an average cost per share of $65.32 for a total of $2.6 million in the surrender of common shares to cover taxes in connection with the vesting of stock awards, which were not part of the share repurchase program. During the three month period ending March 31, 2025, the Company repurchased 30,063 shares at an average cost per share of $37.97 for a total of $1.1 million in the surrender of common shares to cover taxes in connection with the vesting of stock awards, which were not part of the share repurchase program.

NOTE 9 – FINANCING ARRANGEMENTS

Debt consisted of:
	March 31, 2026	December 31, 2025
Senior Secured Credit Agreement	$265,750	$280,750
Credit Facility	—	—
6.40% Note Agreement	30,000	30,000
Total debt	295,750	310,750
Unamortized discount and debt issuance fees	(2,985)	(3,219)
Total debt, net	292,765	307,531
Less: current portion of long-term debt	—	(23,125)
Total long-term debt, net	$292,765	$284,406

The carrying value of long term debt, including the current portion, approximates fair value as the variable interest rates approximate rates available to other market participants with comparable credit risk, and interest rates as of March 31, 2026 were approximately the same as interest rates at the time the fixed rate agreement was executed.

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

The Amended and Restated Senior Credit Agreement has a maturity date of May 31, 2029, with the Senior Term Loan Facility requiring quarterly installment payments commencing on September 30, 2024 and continuing on the last day of each consecutive December, March, June and September thereafter. The Company has made payments in excess of the required minimum installment payments, which have been applied to future required minimum quarterly installment payments. As a result, the Company does not have any required quarterly installment payments due under the Senior Term Loan Facility within the next 12 months.

At the option of the Company, borrowings under the Senior Term Loan Facility and under the Credit Facility bear interest at either a base rate or at an Adjusted Term SOFR Rate (as defined in the Amended and Restated Senor Credit Agreement), plus the applicable margin, which ranges from 0.5% to 1.25% for base rate loans and 1.50% to 2.25% for Adjusted Term SOFR Rate loans. The applicable margin is based on the Company’s total leverage ratio. At March 31, 2026, the applicable interest rate under the Amended and Restated Senior Secured Credit Agreement was Adjusted Term SOFR plus 2.0%, or 5.8%.

The Amended and Restated Senior Credit Agreement requires the Company to maintain a consolidated total net leverage ratio not to exceed 3.50 to 1.00 for the four consecutive fiscal quarter periods ending December 31, 2025 and each of the four consecutive fiscal quarter periods ending thereafter.

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

Other

The Company was in compliance with all debt covenants as of March 31, 2026.

Interest Rate Derivatives

The Company entered into interest rate swaps that hedge interest payments on its SOFR borrowing during the fourth quarter of 2022. All swaps have been designated as cash flow hedges. The following table summarizes the notional amounts, related rates and remaining terms of interest swap agreements as of March 31, 2026 and December 31, 2025:

	Notional Amount		Average Fixed Rate
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025	Term
Interest rate swaps	$131,250	$135,625	4.1%	4.1%	Extending to May 2027

The fair value of the Company’s interest rate swaps was a payable of $0.6 million as of March 31, 2026 and a payable of $1.3 million as of December 31, 2025. The fair value was based on inputs other than quoted prices in active markets for identical assets that are observable either directly or indirectly and therefore considered level 2. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in Accumulated Other Comprehensive Loss. The interest rate swap agreements held by the Company on March 31, 2026 are expected to continue to be effective hedges through the end of their respective terms.

The following table summarizes the fair value of derivative instruments as recorded in the Consolidated Balance Sheets:

	March 31, 2026	December 31, 2025
Liabilities:
Accrued expenses	$(504)	$(847)
Other long-term liabilities	(86)	(430)
Total derivatives	$(590)	$(1,277)

The following table summarizes total gains (losses) recognized on derivatives:

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in AOCI on Derivatives
	Three Months Ended March 31,
	2026	2025
Interest rate swaps	$562	$(785)

The effects of derivative instruments on the Company’s Consolidated Statements of Income are as follows:

Location of (Loss) Gain Reclassed from AOCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassed from AOCI into Income (Effective Portion)
	Three Months Ended March 31,
	2026	2025
Interest expense	$(125)	$104

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

The following table presents selected financial information with respect to the Company’s single operating segment for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Net sales	$176,593	$163,948
Less:
Cost of Material	81,936	77,428
Labor	22,375	21,142
Overhead	14,923	15,046
Selling	12,773	11,588
General and administrative	14,029	13,519
Amortization expense	3,080	3,100
Operating Income	27,477	22,125
Other income (expense):
Interest expense	(4,967)	(6,203)
Other income (expense)	(258)	(386)
Income before income taxes	22,252	15,536
Provision from income taxes	4,412	3,408
Net income	$17,840	$12,128

The Company sells to approximately 140 countries around the world. The Company attributes revenues to individual countries based on the customer location to which finished products are shipped. The following tables disaggregate total net sales by geographic location:

	Geographic Location
	Three Months Ended March 31,
	2026	2025
United States	$134,331	$121,994
Foreign countries	42,262	41,954
Total net sales	$176,593	$163,948

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except for per share amounts)

The following discussion and analysis of the Company’s financial condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements, and notes thereto, and the other financial data included elsewhere in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with the Company’s audited Consolidated Financial Statements and accompanying notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its Annual Report on Form 10-K for the year ended December 31, 2025.

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

Incoming orders for the first three months of 2026 were $187.5 million, or an increase of 5.5%, compared to the same period in 2025. The Company’s backlog of orders was $247.9 million at March 31, 2026 compared to $217.8 million at March 31, 2025 and $244.0 million at December 31, 2025.

On April 23, 2026, the Board of Directors authorized the payment of a quarterly dividend of $0.19 per share on the common stock of the Company, payable June 10, 2026, to shareholders of record as of May 15, 2026. This will mark the 305th consecutive quarterly dividend paid by The Gorman-Rupp Company.

The Company currently expects to continue its exceptional history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.

Outlook

Demand during the first quarter of 2026 remained broad‑based across most of our end markets with incoming order volumes supporting sales growth and increasing our backlog, which we believe positions us well for the remainder of the year. We also generated strong operating cash flow and reduced debt during the first quarter. As we move forward, we remain focused on disciplined execution, investing appropriately in the business, and delivering long-term profitable growth.

Three Months Ended March 31, 2026 vs. Three Months Ended March 31, 2025

Net Sales

The following table presents the Company’s disaggregated net sales by its end markets:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Industrial	$32,168	$28,627	$3,541	12.4%
Fire	27,429	32,977	(5,548)	(16.8%)
Agriculture	26,853	22,461	4,392	19.6%
Construction	27,089	20,810	6,279	30.2%
Municipal	24,953	22,049	2,904	13.2%
Petroleum	5,130	5,477	(347)	(6.3%)
OEM	12,714	11,044	1,670	15.1%
Repair parts	20,257	20,503	(246)	(1.2%)
Total net sales	$176,593	$163,948	$12,645	7.7%

Net sales for the first quarter of 2026 were $176.6 million compared to net sales of $163.9 million for the first quarter of 2025, an increase of 7.7%, or $12.7 million. The increase was driven by volume growth as well as pricing increases which averaged approximately 3.0% in both 2025 and 2026.

Sales increased in the majority of our markets, including increases of $6.3 million in the construction market due to increased demand in mining and sales of rental equipment, $4.4 million in the agriculture market due to broad based improvement across Fill-Rite's sale channels, $3.5 million in the industrial market due to increased domestic investment, $2.9 million in the municipal market due to increased water and wastewater projects related to infrastructure investment, and $1.7 million in the OEM market due to increased demand related to data centers. These increases were partially offset by a sales decrease of $5.5 million in the fire suppression market primarily due to reduced international shipments. Sales also decreased $0.3 million in the petroleum market and $0.3 million in the repair market.

Cost of Products Sold and Gross Profit

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Cost of products sold	$119,234	$113,616	$5,618	4.9%
% of Net sales	67.5%	69.3%
Gross Margin	32.5%	30.7%

Gross profit was $57.4 million for the first quarter of 2026, resulting in gross margin of 32.5%, compared to gross profit of $50.3 million and gross margin of 30.7% for the same period in 2025. The 180 basis point increase in gross margin was driven by a 100 basis point improvement in labor and overhead leverage from increased sales and an 80 basis point improvement in cost of material due in part to favorable product mix.

Selling, General and Administrative (SG&A) Expenses

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Selling, general and administrative expenses	$26,802	$25,107	$1,695	6.8%
% of Net sales	15.2%	15.3%

Selling, general and administrative (“SG&A”) expenses were $26.8 million and 15.2% of net sales for the first quarter of 2026 compared to $25.1 million and 15.3% of net sales for the same period in 2025. SG&A expenses increased due to higher advertising expenses related to trade show activity as well as increased freight out costs driven by increased sales.

Operating Income

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Operating Income	$27,477	$22,125	$5,352	24.2%
% of Net sales	15.6%	13.5%

Operating income was $27.5 million for the first quarter of 2026, resulting in an operating margin of 15.6%, compared to operating income of $22.1 million and an operating margin of 13.5% for the same period in 2025. The 210 basis point increase in operating margin was driven by improved leverage on labor, overhead, and SG&A expenses due to increased sales and favorable product mix.

Interest Expense

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Interest Expense	$4,967	$6,203	$(1,236)	(19.9%)
% of Net sales	2.8%	3.8%

Interest expense was $5.0 million for the first quarter of 2026 compared to $6.2 million for the same period in 2025. The decrease in interest expense was due primarily to a decrease in outstanding debt.

Net Income

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Income before income taxes	$22,252	$15,536	$6,716	43.2%
% of Net sales	12.6%	9.5%
Income taxes	$4,412	$3,408	$1,004	29.5%
Effective tax rate	19.8%	21.9%
Net income	$17,840	$12,128	$5,712	47.1%
% of Net sales	10.1%	7.4%
Earnings per share	$0.68	$0.46	$0.22	47.8%

The Company’s effective tax rate was 19.8% for the first quarter of 2026 compared to 21.9% for the first quarter of 2025. The decrease in the effective tax rate was driven by a favorable discrete adjustment recorded during the first quarter of 2026. The Company expects the effective tax rate for the full year 2026 to be between 22.0% and 23.0%.

Net income was $17.8 million, or $0.68 per share, for the first quarter of 2026 compared to net income of $12.1 million, or $0.46 per share, in the first quarter of 2025.

Adjusted EBITDA was $35.5 million and 20.1% of sales for the first quarter of 2026 compared to $29.7 million and 18.1% of sales for the first quarter of 2025.

Non-GAAP Financial Information

The discussion of Results of Operations above includes certain non-GAAP financial data and measures such as adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). Adjusted earnings before interest, taxes, depreciation and amortization is net income (loss) excluding interest, taxes, depreciation and amortization, adjusted to exclude non-cash LIFO expense. Management utilizes these adjusted financial data and measures to assess comparative operations against those of prior periods without the distortion of non-comparable factors. The inclusion of these adjusted measures should not be construed as an indication that the Company’s future results will be unaffected by unusual or infrequent items or that the items for which the Company has made adjustments are unusual or infrequent or will not recur. Further, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which LIFO method they may elect. The Gorman-Rupp Company believes that these non-GAAP financial data and measures also will be useful to investors in assessing the strength of the Company’s underlying operations and liquidity from period to period. These non-GAAP financial measures are not intended to replace GAAP financial measures, and they are not necessarily standardized or comparable to similarly titled measures used by other companies. Provided below is a reconciliation of Adjusted EBITDA to its corresponding GAAP financial measure, which includes a description of actual adjustments made in the current period and the corresponding prior period.

	Three Months Ended March 31,
	2026	2025
Adjusted EBITDA:
Reported net income –GAAP basis	$17,840	$12,128
Interest expense	4,967	6,203
Provision for income taxes	4,412	3,408
Depreciation and amortization expense	6,993	6,963
Non-GAAP earnings before interest, taxes, depreciation and amortization	34,212	28,702
Non-cash LIFO expense	1,316	995
Non-GAAP adjusted EBITDA	$35,528	$29,697

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and borrowings under our Credit Facility. Cash and cash equivalents totaled $29.9 million at March 31, 2026. The Company had an additional $99.6 million available under the revolving credit facility after deducting $0.4 million in outstanding letters of credit primarily related to customer orders. We believe we have adequate liquidity from funds on hand and borrowing capacity to execute our financial and operating strategy, as well as comply with financial covenants, for at least the next 12 months. The Company has made payments on the Senior Term Loan Facility in excess of the required minimum installment payments and, as a result, has no required quarterly installment payments due on the Senior Term Loan Facility within the next 12 months.

As of March 31, 2026, the Company had $295.8 million in total debt outstanding with $265.8 million due in 2029 and $30.0 million due in 2031. The Company was in compliance with its debt covenants, including limits on additional borrowings and maintenance of certain operating and financial ratios, at March 31, 2026 and December 31, 2025. See “Note 9 – Financing Arrangements” in the Notes to Consolidated Financial Statements included in this Form 10-Q for a further description of our outstanding debt.

Capital expenditures for the first quarter of 2026 were $4.3 million consisting of machinery and equipment and a building. Capital expenditures for the full-year 2026 are presently planned to be approximately $22.0 - $24.0 million primarily for machinery and equipment, and are expected to be financed through cash from operations.

On April 23, 2026, the Board of Directors authorized the payment of a quarterly dividend of $0.19 per share on the common stock of the Company, payable June 10, 2026, to shareholders of record as of May 15, 2026. This will mark the 305th consecutive quarterly dividend paid by The Gorman-Rupp Company. The Company currently expects to continue its exceptional history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.

The Board of Directors has authorized a share repurchase program of up to $50.0 million of the Company’s common shares. The actual number of shares repurchased will depend on prevailing market conditions, alternative uses of capital and other factors, and will be determined at management’s discretion. The Company is not obligated to make any purchases under the program, and the program may be suspended or discontinued at any time. As of March 31, 2026, the Company had $48.1 million available for repurchase under the share repurchase program.

Financial Cash Flow

	Three Months Ended March 31,
	2026	2025
Beginning of period cash and cash equivalents	$35,083	$24,213
Net cash provided by operating activities	21,987	21,100
Net cash used for investing activities	(4,131)	(3,001)
Net cash used for financing activities	(22,678)	(20,648)
Effect of exchange rate changes on cash	(406)	176
Net increase (decrease) in cash and cash equivalents	$(5,228)	$(2,373)
End of period cash and cash equivalents	$29,855	$21,840

The increase in cash provided by operating activities in the first three months of 2026 compared to the same period last year was primarily due to increased net income partially offset by increased working capital for the three month period ended March 31, 2026 compared to the same period last year.

During the first three months of 2026, investing activities included $4.3 million of capital expenditures for machinery and equipment and a building. During the first three months of 2025, investing activities of $3.0 million consisted of capital expenditures primarily for machinery and equipment.

Net cash used for financing activities of $22.7 million for the first three months of 2026 primarily consisted of net payments on bank borrowings of $15.0 million, dividend payments of $5.0 million, and $2.6 million of payments in the surrender of common shares to cover taxes upon the vesting of stock awards. Net cash used for financing activities of $20.6 million for the first three months of 2025 primarily consisted of net payments on bank borrowings of $14.6 million, dividend payments of $4.9 million, and $1.1 million of payments in the surrender of common shares to cover taxes upon the vesting of stock awards.

Critical Accounting Policies

Our critical accounting policies are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our Consolidated Financial Statements for the year ended December 31, 2025 contained in our Annual Report on Form 10-K for the year ended December 31, 2025. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the notes to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

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

Interest Rate Risk

The results of operations are exposed to changes in interest rates primarily with respect to borrowings under the Company’s Senior Term Loan Facility and Credit Facility. Borrowings under the Senior Term Loan Facility and Credit Facility may be made either at (i) a base rate plus the applicable margin, which ranges from 0.50% to 1.25%, or at (ii) an Adjusted Term SOFR Rate, plus the applicable margin, which ranges from 1.5% to 2.25%. At March 31, 2026, the Company had $265.8 million in borrowings under the Senior Term Loan Facility and no borrowings under the Credit Facility. As of March 31, 2026, the applicable interest rates under the Senior Secured Credit Agreement were Adjusted Term SOFR plus 2.0%, or 5.8%. See Note 9 “Financing Arrangements” in the notes to our Consolidated Financial Statements.

To reduce the exposure to changes in the market rate of interest, effective October 31, 2022, the Company entered into interest rate swap agreements for a portion of the borrowing under the Senior Term Loan Facility. Terms of the interest rate swap agreements require the Company to receive a fixed interest rate and pay a variable interest rate with respect to the hedged portion of the Senior Term Loan Facility borrowings. The interest rate swap agreements are designated as a cash flow hedge, and as a result, the mark-to-market gains or losses will be deferred and included as a component of accumulated other comprehensive income (loss) and reclassified to interest expense in the period during which the hedged transactions affect earnings. See “Derivative Financial Instruments” and “Interest Rate Derivatives” in the Notes to our Consolidated Financial Statements.

The Company estimates that a hypothetical increase of 100 basis points in interest rates would increase interest expense by approximately $1.3 million on an annual basis.

Foreign Currency Risk

The Company’s foreign currency exchange rate risk is limited primarily to the Euro, Canadian Dollar, South African Rand and British Pound. The Company manages its foreign exchange risk principally through invoicing customers in the same currency as is used in the market of the source of products. The foreign currency transaction gains (losses) for the three month periods ending March 31, 2026 and 2025 were both ($0.1) million, and are reported within Other (expense) income, net on the Consolidated Statements of Income.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material changes from the legal proceedings previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

ITEM 1A. RISK FACTORS

In addition to the information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

On October 29, 2021, the Company announced a share repurchase program of up to $50.0 million of the Company’s common shares. Shares may be repurchased from time to time by the Company through a variety of methods, which may include open-market transactions, pre-set trading plans designed in accordance with Rule 10b5-1, privately negotiated transactions, accelerated share repurchase transactions, or any combination of such methods. The actual number of shares repurchased will depend on prevailing market conditions, alternative uses of capital and other factors, and will be determined at management’s discretion. The Company is not obligated to make any purchases under the program, and the program may be suspended or discontinued at any time. The program does not have an expiration date. As reflected in the table below, the Company made no repurchases of its common shares during the first quarter of 2026.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
January 1 to January 31, 2026	—	—	—	$48,067
February 1 to February 28, 2026	—	—	—	48,067
March 1 to March 31, 2026	—	—	—	48,067
Total	—	—	—	$48,067

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, each as defined in Item 408 of Regulation S-K.

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
Exhibit 101

Financial statements from the Quarterly Report on Form 10-Q of The Gorman-Rupp Company for the quarter ended March 31, 2026, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity, and (vi) the Notes to Consolidated Financial Statements.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Gorman-Rupp Company
(Registrant)
Date: April 27, 2026
	By:	/s/James C. Kerr
James C. Kerr
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)