Form 10-Q
period 2026-06-30
GORMAN RUPP CO
filed 2026-07-27
CIK 42682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

On July 27, 2026 there were 26,410,243 common shares, without par value, of The Gorman-Rupp Company outstanding.

The Gorman-Rupp Company

Three and Six Months Ended June 30, 2026 and 2025

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2026	2025	2026	2025
Net sales	$186,065	$179,045	$362,658	$342,994
Cost of products sold	125,458	122,992	244,691	236,609
Gross profit	60,607	56,053	117,967	106,385
Selling, general and administrative expenses	27,117	26,039	53,920	51,146
Amortization expense	3,080	3,102	6,159	6,202
Operating income	30,410	26,912	57,888	49,037
Interest expense	(4,659)	(5,990)	(9,626)	(12,192)
Other income (expense), net	(367)	(538)	(626)	(926)
Income before income taxes	25,384	20,384	47,636	35,919
Provision for income taxes	5,952	4,587	10,364	7,994
Net income	$19,432	$15,797	$37,272	$27,925
Earnings per share	$0.74	$0.60	$1.41	$1.06
Average number of shares outstanding	26,407,865	26,307,998	26,373,742	26,277,592

See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Net income	$19,432	$15,797	$37,272	$27,925
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(451)	3,785	(1,633)	5,333
Cash flow hedging activity	337	(247)	858	(924)
Pension and postretirement medical liability adjustments	172	225	345	442
Other comprehensive income	58	3,763	(430)	4,851
Comprehensive income	$19,490	$19,560	$36,842	$32,776

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED BALANCE SHEETS

	(unaudited)
(Dollars in thousands)	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$43,595	$35,083
Accounts receivable, net	107,775	88,378
Inventories, net	87,130	96,457
Prepaid and other	9,637	13,776
Total current assets	248,137	233,694
Property, plant and equipment, net	133,293	134,131
Other assets	21,202	22,192
Other intangible assets, net	205,907	212,066
Goodwill	257,912	257,972
Total assets	$866,451	$860,055
Liabilities and equity
Current liabilities:
Accounts payable	$29,927	$25,885
Payroll and employee related liabilities	29,334	22,612
Commissions payable	6,538	7,048
Deferred revenue and customer deposits	10,161	7,658
Current portion of long-term debt	—	23,125
Accrued expenses	12,446	12,284
Total current liabilities	88,406	98,612
Pension benefits	4,529	5,149
Postretirement benefits	25,403	24,803
Long-term debt, net of current portion	274,998	284,406
Other long-term liabilities	31,681	32,362
Total liabilities	425,017	445,332
Equity:
Common shares, without par value:
Authorized - 35,000,000 shares;
Outstanding - 26,410,243 shares at June 30, 2026 and 26,312,842 shares at December 31, 2025 (after deducting treasury shares of 638,553 and 735,954, respectively), at stated capital amounts	5,165	5,144
Additional paid-in capital	10,964	11,456
Retained earnings	446,111	418,499
Accumulated other comprehensive income (loss)	(20,806)	(20,376)
Total equity	441,434	414,723
Total liabilities and equity	$866,451	$860,055

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Dollars in thousands)	2026	2025
Cash flows from operating activities:
Net income	$37,272	$27,925
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,073	13,937
LIFO expense	2,394	2,923
Pension expense	1,045	1,392
Stock based compensation	2,535	2,064
Contributions to pension plans	(1,239)	(1,224)
Amortization of debt issuance fees	591	591
Other	206	161
Changes in operating assets and liabilities:
Accounts receivable, net	(19,855)	(9,496)
Inventories, net	6,097	1,572
Accounts payable	4,265	2,559
Commissions payable	(431)	1,066
Deferred revenue and customer deposits	2,531	(485)
Income taxes	8,879	664
Accrued expenses and other	(3,207)	2,504
Benefit obligations	7,306	2,735
Net cash provided by operating activities	62,462	48,888
Cash flows from investing activities:
Capital additions	(7,862)	(5,977)
Other	177	59
Net cash used for investing activities	(7,685)	(5,918)
Cash flows from financing activities:
Cash dividends	(10,017)	(9,720)
Treasury share repurchases	(2,649)	(1,152)
Payments to banks for borrowings	(33,000)	(30,000)
Other	(61)	(59)
Net cash used for financing activities	(45,727)	(40,931)
Effect of exchange rate changes on cash	(538)	733
Net increase in cash and cash equivalents	8,512	2,772
Cash and cash equivalents:
Beginning of period	35,083	24,213
End of period	$43,595	$26,985

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Six Months Ended June 30, 2026
(Dollars in thousands, except	Common Shares		Additional Paid-In	Retained	Accumulated Other Comprehensive
share and per share amounts)	Shares	Dollars	Capital	Earnings	(Loss) Income	Total
Balances December 31, 2025	26,312,842	$5,144	$11,456	$418,499	$(20,376)	$414,723
Net income				17,840		17,840
Other comprehensive loss					(488)	(488)
Stock based compensation, net	128,551	28	677	472		1,177
Treasury share repurchases	(40,558)	(9)	(2,491)	(149)		(2,649)
Cash dividends - $0.19 per share				(4,999)		(4,999)
Balances March 31, 2026	26,400,835	$5,163	$9,642	$431,663	$(20,864)	$425,604
Net income				19,432		19,432
Other comprehensive income					58	58
Stock based compensation, net	9,408	2	1,322	34		1,358
Treasury share repurchases						-
Cash dividends - $0.19 per share				(5,018)		(5,018)
Balances June 30, 2026	26,410,243	$5,165	$10,964	$446,111	$(20,806)	$441,434

	Six Months Ended June 30, 2025
(Dollars in thousands, except	Common Shares		Additional Paid-In	Retained	Accumulated Other Comprehensive
share and per share amounts)	Shares	Dollars	Capital	Earnings	(Loss) Income	Total
Balances December 31, 2024	26,227,540	$5,126	$9,360	$384,757	$(25,443)	$373,800
Net income				12,128		12,128
Other comprehensive income					1,088	1,088
Stock based compensation, net	96,900	21	671	356		1,048
Treasury share repurchases	(30,063)	(7)	(1,024)	(110)		(1,141)
Cash dividends - $0.185 per share				(4,852)		(4,852)
Balances March 31, 2025	26,294,377	$5,140	$9,007	$392,279	$(24,355)	$382,071
Net income				15,797		15,797
Other comprehensive income					3,763	3,763
Stock based compensation, net	18,773	4	943	69		1,016
Treasury share repurchases	(308)		(9)	(2)		(11)
Cash dividends - $0.185 per share				(4,868)		(4,868)
Balances June 30, 2025	26,312,842	$5,144	$9,941	$403,275	$(20,592)	$397,768

See notes to consolidated financial statements (unaudited).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in tables in thousands of dollars, except for per share amounts)

NOTE 1 - BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Consolidated Financial Statements include the accounts of The Gorman-Rupp Company (the “Company” or “Gorman-Rupp”) and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results. In the opinion of management of the Company, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of results that may be expected for the year ending December 31, 2026. For further information, refer to the Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, from which related information herein has been derived.

Accounting Standards Issued But Not Yet Adopted

The FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40). The standard is intended to enhance the transparency of business expenses in commonly presented expense captions. This amendment requires the reporting entity to disclose the following amounts in each relevant income statement expense caption (1) purchases of inventory, (2) employee compensation, (3) depreciation, and (4) intangible asset amortization. The reporting entity also is required to disclose the total amount of selling expense and its definition of selling expenses. The standard is effective for annual periods beginning after December 15, 2026. The standard is required to be applied on a prospective basis, while retrospective application is permitted but not required. The Company is evaluating the impact of the standard on the Company's financial disclosures.

NOTE 2 – REVENUE

The following tables disaggregate total net sales by end market and geographic location:

	End market
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Industrial	$32,965	$31,332	$65,148	$59,934
Fire	29,638	31,864	57,130	64,730
Agriculture	27,594	23,415	54,448	45,876
Construction	28,859	24,129	56,051	44,863
Municipal	28,782	29,836	53,735	51,845
Petroleum	5,084	5,549	10,221	11,019
OEM	13,206	12,299	25,924	23,343
Repair parts	19,937	20,621	40,001	41,384
Total net sales	$186,065	$179,045	$362,658	$342,994

	Geographic Location
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$140,353	$136,104	$274,684	$257,542
Foreign countries	45,712	42,941	87,974	85,452
Total net sales	$186,065	$179,045	$362,658	$342,994

The Company attributes revenues to individual countries based on the customer location to which finished products are shipped. International sales represented approximately 25% and 24% of total net sales for the second quarter of 2026 and 2025, respectively.

On June 30, 2026, the Company had $239.7 million of remaining performance obligations, also referred to as backlog. The Company expects to recognize as revenue substantially all of its remaining performance obligations within one year.

The Company’s contract assets and liabilities as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026	December 31, 2025
Contract assets	$—	$634
Contract liabilities	10,161	7,658

Revenue recognized for the six months ended June 30, 2026 and 2025 that was included in the contract liabilities balance at the beginning of the period was $5.0 million and $5.8 million, respectively.

NOTE 3 - INVENTORIES

LIFO inventories are stated at the lower of cost or market and all other inventories are stated at the lower of cost or net realizable value. Replacement cost approximates current cost and the excess over LIFO cost was approximately $107.0 million and $104.6 million at June 30, 2026 and December 31, 2025, respectively. Allowances for excess and obsolete inventory totaled $8.6 million and $7.3 million at June 30, 2026 and December 31, 2025, respectively. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management’s estimate of expected year-end inventory levels and costs, and are subject to the final year-end LIFO inventory valuation.

Pre-tax LIFO expense was $1.1 million and $1.9 million for the three months ended June 30, 2026 and 2025, respectively, and $2.4 million and $2.9 million for the six months ended June 30, 2026 and 2025, respectively.

Inventories are comprised of the following:

	June 30, 2026	December 31, 2025
Inventories, net:
Raw materials and in-process	$26,879	$26,312
Finished parts	45,021	51,719
Finished products	15,230	18,426
Total net inventories	$87,130	$96,457

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of the following:

	June 30, 2026	December 31, 2025
Land	$6,110	$6,040
Buildings	127,378	125,397
Machinery and equipment	241,449	240,293
	$374,937	$371,730
Less accumulated depreciation	(241,644)	(237,599)
Property, plant and equipment, net	$133,293	$134,131

NOTE 5 - PRODUCT WARRANTIES

A liability is established for estimated future warranty and service claims based on historical claims experience and specific product failures. The Company expenses warranty costs directly to Cost of products sold. Changes in the Company’s product warranties liability are:

	June 30,
	2026	2025
Balance at beginning of year	$2,551	$2,210
Provision	747	1,852
Claims	(1,265)	(1,749)
Balance at end of period	$2,033	$2,313

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

The following tables present the components of net periodic benefit costs:

	Pension Benefits		Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025
Service cost	$474	$493	$220	$202
Interest cost	714	750	327	310
Expected return on plan assets	(879)	(832)	—	—
Amortization of prior service cost	—	—	(19)	(19)
Recognized actuarial loss (gain)	213	285	13	(8)
Net periodic benefit cost (a)	$522	$696	$541	$485

	Pension Benefits		Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Service cost	$948	$986	$440	$403
Interest cost	1,429	1,500	654	621
Expected return on plan assets	(1,758)	(1,665)	—	—
Amortization of prior service cost	—	—	(38)	(37)
Recognized actuarial loss (gain)	426	571	26	(17)
Net periodic benefit cost (a)	$1,045	$1,392	$1,082	$970

(a)
The components of net periodic cost other than the service cost component are included in Other income (expense), net in the Consolidated Statements of Income.

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of Accumulated other comprehensive income (loss) as reported in the Consolidated Balance Sheets are:

	Currency Translation Adjustments	Deferred Gain (Loss) on Cash Flow Hedging	Pension and OPEB Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2025	$(6,948)	$(970)	$(12,458)	$(20,376)
Reclassification adjustments	—	260	226	486
Current period benefit (charge)	(1,633)	870	230	(533)
Income tax benefit (charge)	—	(272)	(111)	(383)
Balance at June 30, 2026	$(8,581)	$(112)	$(12,113)	$(20,806)

	Currency Translation Adjustments	Deferred Gain (Loss) on Cash Flow Hedging	Pension and OPEB Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2024	$(12,712)	$(103)	$(12,628)	$(25,443)
Reclassification adjustments	—	(204)	277	73
Current period benefit (charge)	5,333	(1,008)	294	4,619
Income tax benefit (charge)	—	288	(129)	159
Balance at June 30, 2025	$(7,379)	$(1,027)	$(12,186)	$(20,592)

NOTE 8 – COMMON SHARE REPURCHASES

The Company has a share repurchase program with the authorization to purchase up to $50.0 million of the Company’s common shares. As of June 30, 2026, the Company had $48.1 million available for repurchase under the share repurchase program. During the six-month period ending June 30, 2026, the Company repurchased 40,558 common shares at an average cost per share of $65.32 for a total of $2.6 million in the surrender of common shares to cover taxes in connection with the vesting of stock awards, which were not part of the share repurchase program. During the six-month period ending June 30, 2025, the Company repurchased 30,371 common shares at an average cost per share of $37.92 for a total of $1.2 million in the surrender of common shares to cover taxes in connection with the vesting of stock awards, which were not part of the share repurchase program.

NOTE 9 – FINANCING ARRANGEMENTS

Debt consisted of:
	June 30, 2026	December 31, 2025
Senior Secured Credit Agreement	$247,750	$280,750
Credit Facility	—	—
6.40% Note Agreement	30,000	30,000
Total debt	277,750	310,750
Unamortized discount and debt issuance fees	(2,752)	(3,219)
Total debt, net	274,998	307,531
Less: current portion of long-term debt	—	(23,125)
Total long-term debt, net	$274,998	$284,406

The carrying value of long term debt, including the current portion, approximates fair value as the variable interest rates approximate rates available to other market participants with comparable credit risk, and interest rates as of June 30, 2026 were approximately the same as interest rates at the time the fixed rate agreement was executed.

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

At the option of the Company, borrowings under the Senior Term Loan Facility and under the Credit Facility bear interest at either a base rate or at an Adjusted Term SOFR Rate (as defined in the Amended and Restated Senior Credit Agreement), plus the applicable margin, which ranges from 0.5% to 1.25% for base rate loans and 1.50% to 2.25% for Adjusted Term SOFR Rate loans. The applicable margin is based on the Company’s total leverage ratio. At June 30, 2026, the applicable interest rate under the Amended and Restated Senior Secured Credit Agreement was Adjusted Term SOFR plus 1.75%, or 5.5%.

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

Other

The Company was in compliance with all debt covenants as of June 30, 2026.

Interest Rate Derivatives

During the fourth quarter of 2022, the Company entered into interest rate swaps that hedge interest payments on its SOFR borrowing. All swaps have been designated as cash flow hedges. The following table summarizes the notional amounts, related rates and remaining terms of interest swap agreements as of June 30, 2026 and December 31, 2025:

	Notional Amount		Average Fixed Rate
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025	Term
Interest rate swaps	$126,875	$135,625	4.1%	4.1%	Extending to May 2027

The fair value of the Company’s interest rate swaps was a payable of $0.1 million as of June 30, 2026 and a payable of $1.3 million as of December 31, 2025. The fair value was based on inputs other than quoted prices in active markets for identical assets that are observable either directly or indirectly and therefore considered level 2. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in Accumulated Other Comprehensive Loss. The interest rate swap agreements held by the Company on June 30, 2026 are expected to continue to be effective hedges through the end of their respective terms.

The following table summarizes the fair value of derivative instruments as recorded in the Consolidated Balance Sheets:

	June 30, 2026	December 31, 2025
Liabilities:
Accrued expenses	(146)	(847)
Other long-term liabilities	-	(430)
Total derivatives	$(146)	$(1,277)

The following table summarizes total gains (losses) recognized on derivatives:

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in AOCI on Derivatives
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest rate swaps	$308	$(223)	$870	$(1,008)

The effects of derivative instruments on the Company’s Consolidated Statements of Income are as follows:

Location of (Loss) Gain Reclassed from AOCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassed from AOCI into Income (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest expense	$(135)	$100	$(260)	$204

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

The following table presents selected financial information with respect to the Company’s single operating segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$186,065	$179,045	$362,658	$342,994
Less:
Cost of Material	88,096	87,169	170,032	164,597
Labor	22,502	20,906	44,877	42,049
Overhead	14,860	14,917	29,782	29,963
Selling	12,994	12,534	25,768	24,122
General and administrative	14,123	13,505	28,152	27,024
Amortization expense	3,080	3,102	6,159	6,202
Operating Income	30,410	26,912	57,888	49,037
Other income (expense):
Interest expense	(4,659)	(5,990)	(9,626)	(12,192)
Other income (expense)	(367)	(538)	(626)	(926)
Income before income taxes	25,384	20,384	47,636	35,919
Provision from income taxes	5,952	4,587	10,364	7,994
Net income	$19,432	$15,797	$37,272	$27,925

The Company sells to approximately 140 countries around the world. The Company attributes revenues to individual countries based on the customer location to which finished products are shipped. The following tables disaggregate total net sales by geographic location:

	Geographic Location
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$140,353	$136,104	$274,684	$257,542
Foreign countries	45,712	42,941	87,974	85,452
Total net sales	$186,065	$179,045	$362,658	$342,994

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

For the first six months of 2026, net sales were $362.7 million, an increase of 5.7%, or $19.7 million compared to the first six months of 2025. Net income was $37.3 million, or $1.41 per share, compared to net income of $27.9 million, or $1.06 per share, for the same period last year. Total debt decreased $33.0 million during the first six months of 2026.

Incoming orders for the first six months of 2026 were $370.8 million, or an increase of 1.4%, compared to the same period in 2025. The Company’s backlog of orders was $239.7 million at June 30, 2026 compared to $244.0 million at December 31, 2025, and $224.4 million at June 30, 2025.

On July 23, 2026, the Board of Directors authorized the payment of a quarterly dividend of $0.19 per share on the common stock of the Company, payable September 10, 2026, to shareholders of record as of August 14, 2026. This will mark the 306th consecutive quarterly dividend paid by The Gorman-Rupp Company.

The Company currently expects to continue its exceptional history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.

Outlook

Our strong start to the year continued into the second quarter. Our record second quarter results included record net sales and earnings per share. Sales growth was broad-based across many of our markets, led by increased demand in construction and agriculture, as well as increased demand related to data centers across multiple end markets. Our margins remained strong in the second quarter and our earnings performance through the first half of 2026 helped generate solid operating cash flows. The strong cash flows allowed the Company to reduce total debt by $33.0 million during the first six months of 2026 while continuing to invest in the business. Incoming orders and backlog remained healthy, positioning the Company well for the second half of the year.

Three Months Ended June 30, 2026 vs. Three Months Ended June 30, 2025

Net Sales

The following table presents the Company’s disaggregated net sales by its end markets:

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Industrial	$32,965	$31,332	$1,633	5.2%
Fire	29,638	31,864	(2,226)	(7.0%)
Agriculture	27,594	23,415	4,179	17.8%
Construction	28,859	24,129	4,730	19.6%
Municipal	28,782	29,836	(1,054)	(3.5%)
Petroleum	5,084	5,549	(465)	(8.4%)
OEM	13,206	12,299	907	7.4%
Repair parts	19,937	20,621	(684)	(3.3%)
Total net sales	$186,065	$179,045	$7,020	3.9%

Net sales for the second quarter of 2026 were $186.1 million compared to net sales of $179.0 million for the second quarter of 2025, an increase of 3.9%, or $7.1 million. The increase was driven by volume growth as well as price increases taken in the first quarter of 2026. Sales increased $4.7 million in the construction market due to increased demand in mining and sales of rental equipment and $4.2 million in the agriculture market due to broad-based improvement across Fill-Rite's sales channels. In addition, sales increased $1.6 million in the industrial market and $0.9 million in the OEM market due to increased demand related to data centers. These increases were partially offset by sales decreases of $2.2 million in the fire suppression market primarily due to reduced international shipments, $1.1 million in the municipal market, $0.6 million in the repair market, and $0.4 million in the petroleum market.

Cost of Products Sold and Gross Profit

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Cost of products sold	$125,458	$122,992	$2,466	2.0%
% of Net sales	67.4%	68.7%
Gross Margin	32.6%	31.3%

Gross profit was $60.6 million for the second quarter of 2026, resulting in gross margin of 32.6%, compared to gross profit of $56.1 million and gross margin of 31.3% for the same period in 2025. The 130 basis point increase in gross margin was driven by improved margin on material including an 80 basis point improvement due to the realization of price increases and favorable product mix, as well as a 50 basis point reduction in LIFO costs.

Selling, General and Administrative (SG&A) Expenses

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Selling, general and administrative expenses	$27,117	$26,039	$1,078	4.1%
% of Net sales	14.6%	14.5%

Selling, general and administrative (“SG&A”) expenses were $27.1 million and 14.6% of net sales for the second quarter of 2026 compared to $26.0 million and 14.5% of net sales for the same period in 2025. SG&A expenses increased due to higher advertising expenses as well as increased freight out costs driven by increased sales.

Operating Income

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Operating Income	$30,410	$26,912	$3,498	13.0%
% of Net sales	16.3%	15.0%

Operating income was $30.4 million for the second quarter of 2026, resulting in an operating margin of 16.3%, compared to operating income of $26.9 million and an operating margin of 15.0% for the same period in 2025. The 130 basis point increase in operating margin was driven by price increase realization, favorable product mix, and a reduction in LIFO costs.

Interest Expense

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Interest Expense	$4,659	$5,990	$(1,331)	(22.2%)
% of Net sales	2.5%	3.3%

Interest expense was $4.7 million for the second quarter of 2026 compared to $6.0 million for the same period in 2025. The decrease in interest expense was due primarily to a decrease in outstanding debt.

Net Income

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Income before income taxes	$25,384	$20,384	$5,000	24.5%
% of Net sales	13.6%	11.4%
Income taxes	$5,952	$4,587	$1,365	29.8%
Effective tax rate	23.4%	22.5%
Net income	$19,432	$15,797	$3,635	23.0%
% of Net sales	10.4%	8.8%
Earnings per share	$0.74	$0.60	$0.14	23.3%

The Company’s effective tax rate was 23.4% for the second quarter of 2026 compared to 22.5% for the second quarter of 2025.

Net income was $19.4 million, or $0.74 per share, for the second quarter of 2026 compared to net income of $15.8 million, or $0.60 per share, in the second quarter of 2025.

Adjusted EBITDA was $38.2 million and 20.5% of sales for the second quarter of 2026 compared to $35.3 million and 19.7% of sales for the second quarter of 2025. Adjusted EBITDA is a non-GAAP financial measure, see "Non-GAAP Financial Information" below.

Six Months Ended June 30, 2026 vs. Six Months Ended June 30, 2025

Net Sales

The following table presents the Company’s disaggregated net sales by its end markets:

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Industrial	$65,148	$59,934	$5,214	8.7%
Fire	57,130	64,730	(7,600)	(11.7%)
Agriculture	54,448	45,876	8,572	18.7%
Construction	56,051	44,863	11,188	24.9%
Municipal	53,735	51,845	1,890	3.6%
Petroleum	10,221	11,019	(798)	(7.2%)
OEM	25,924	23,343	2,581	11.1%
Repair parts	40,001	41,384	(1,383)	(3.3%)
Total net sales	$362,658	$342,994	$19,664	5.7%

Net sales for the first six months of 2026 were $362.7 million compared to net sales of $343.0 million for the first six months of 2025, an increase of 5.7%, or $19.7 million. Sales increased in the majority of our markets including a sales increase of $11.2 million in the construction market due to increased demand in mining and sales of rental equipment, $8.6 million in the agriculture market due to broad-based improvement across Fill-Rite's sales channels, $5.2 million in the industrial market due to increased domestic investment, $2.6 million in the OEM market, and $1.9 million in the municipal market. Offsetting these increases was a decrease of $7.6 million in the fire suppression market primarily due to reduced international shipments. Sales also decreased $1.4 million in the repair market and $0.8 million in the petroleum market.

Cost of Products Sold and Gross Profit

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Cost of products sold	$244,691	$236,609	$8,082	3.4%
% of Net sales	67.5%	69.0%
Gross Margin	32.5%	31.0%

Gross profit was $118.0 million for the first six months of 2026, resulting in gross margin of 32.5%, compared to gross profit of $106.4 million and gross margin of 31.0% for the same period in 2025. The 150 basis point increase in gross margin included a 110 basis point improvement in margin on material driven by a 90 basis point improvement due to price increase realization and favorable product mix and a 20 basis point decrease in LIFO expense, as well as a 40 basis point improvement in leverage on labor and overhead expense resulting from increased sales.

Selling, General and Administrative (SG&A) Expenses

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Selling, general and administrative expenses	$53,920	$51,146	$2,774	5.4%
% of Net sales	14.9%	14.9%

SG&A expenses were $53.9 million and 14.9% of net sales for the first six months of 2026 compared to $51.1 million and 14.9% of net sales for the same period in 2025. SG&A expenses increased due to higher advertising expenses related to trade show activity as well as increased freight out costs driven by increased sales.

Operating Income

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Operating Income	$57,888	$49,037	$8,851	18.0%
% of Net sales	16.0%	14.3%

Operating income was $57.9 million for the first six months of 2026, resulting in an operating margin of 16.0%, compared to operating income of $49.0 million and an operating margin of 14.3% for the same period in 2025. Operating margin in the first six months of 2026 increased 170 basis points compared to the same period in 2025 primarily driven by price increase realization, favorable product mix, and a reduction in LIFO costs, as well as improved leverage on labor and overhead expense resulting from increased sales.

Interest Expense

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Interest Expense	$9,626	$12,192	$(2,566)	(21.0%)
% of Net sales	2.7%	3.6%

Interest expense was $9.6 million for the first six months of 2026 compared to $12.2 million for the same period in 2025. The decrease in interest expense was primarily due to a decrease in outstanding debt.

Net Income

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Income before income taxes	$47,636	$35,919	$11,717	32.6%
% of Net sales	13.1%	10.5%
Income taxes	$10,364	$7,994	$2,370	29.6%
Effective tax rate	21.8%	22.3%
Net income	$37,272	$27,925	$9,347	33.5%
% of Net sales	10.3%	8.1%
Earnings per share	$1.41	$1.06	$0.35	33.0%

The Company’s effective tax rate was 21.8% for the first six months of 2026 compared to 22.3% for the first six months of 2025.

Net income was $37.3 million, or $1.41 per share, for the first six months of 2026 compared to net income of $27.9 million, or $1.06 per share, for the first six months of 2025.

Adjusted EBITDA was $73.7 million and 20.3% of net sales for the first six months of 2026 compared to $65.0 million and 18.9% of net sales for the first six months of 2025. Adjusted EBITDA is a non-GAAP financial measure, see "Non-GAAP Financial Information" below.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Adjusted EBITDA:
Net income –GAAP basis	$19,432	$15,797	$37,272	$27,925
Interest expense	4,659	5,990	9,626	12,192
Provision for income taxes	5,952	4,587	10,364	7,994
Depreciation and amortization expense	7,080	6,974	14,073	13,937
Non-GAAP earnings before interest, taxes, depreciation and amortization	37,123	33,348	71,335	62,048
Non-cash LIFO expense	1,078	1,928	2,394	2,923
Non-GAAP adjusted EBITDA:	$38,201	$35,276	$73,729	$64,971

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and borrowings under our Credit Facility. Cash and cash equivalents totaled $43.6 million at June 30, 2026. The Company had an additional $99.6 million available under the revolving credit facility after deducting $0.4 million in outstanding letters of credit primarily related to customer orders. We believe we have adequate liquidity from funds on hand and borrowing capacity to execute our financial and operating strategy, as well as comply with debt obligations and financial covenants, for at least the next 12 months. The Company has made payments on the Senior Term Loan Facility in excess of the required minimum installment payments and, as a result, has no required quarterly installment payments due on the Senior Term Loan Facility within the next 12 months.

As of June 30, 2026, the Company had $277.8 million in total debt outstanding with $247.8 million due in 2029 and $30.0 million due in 2031. The Company was in compliance with its debt covenants, including limits on additional borrowings and maintenance of certain operating and financial ratios, at June 30, 2026 and December 31, 2025. See “Note 9 – Financing Arrangements” in the Notes to Consolidated Financial Statements included in this Form 10-Q for a further description of our outstanding debt.

Capital expenditures for the first six months of 2026 were $7.9 million and consisted primarily of machinery and equipment. Capital expenditures for the full-year 2026 are presently planned to be approximately $22.0 - $24.0 million primarily for machinery and equipment, and are expected to be financed through cash from operations.

On July 23, 2026, the Board of Directors authorized the payment of a quarterly dividend of $0.19 per share on the common stock of the Company, payable September 10, 2026, to shareholders of record as of August 14, 2026. This will mark the 306th consecutive quarterly dividend paid by The Gorman-Rupp Company. The Company currently expects to continue its exceptional history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.

The Board of Directors has authorized a share repurchase program of up to $50.0 million of the Company’s common shares. The actual number of shares repurchased will depend on prevailing market conditions, alternative uses of capital and other factors, and will be determined at management’s discretion. The Company is not obligated to make any purchases under the program, and the program may be suspended or discontinued at any time. As of June 30, 2026, the Company had $48.1 million available for repurchase under the share repurchase program.

Financial Cash Flow

	Six Months Ended June 30,
	2026	2025
Beginning of period cash and cash equivalents	$35,083	$24,213
Net cash provided by operating activities	62,462	48,888
Net cash used for investing activities	(7,685)	(5,918)
Net cash used for financing activities	(45,727)	(40,931)
Effect of exchange rate changes on cash	(538)	733
Net increase (decrease) in cash and cash equivalents	$8,512	$2,772
End of period cash and cash equivalents	$43,595	$26,985

The increase in cash provided by operating activities in the first six months of 2026 compared to the same period last year was primarily due to increased net income as well as an increase in taxes payable, an increase in customer deposits, and a decrease in inventory, partially offset by an increase in accounts receivable during the six months ended June 30, 2026 compared to the same period last year.

During the first six months of 2026, investing activities of $7.7 million consisted of capital expenditures for machinery and equipment. During the first six months of 2025, investing activities of $5.9 million consisted of capital expenditures for machinery and equipment.

Net cash used for financing activities of $45.7 million for the first six months of 2026 primarily consisted of payments on bank borrowings of $33.0 million, dividend payments of $10.0 million, and $2.6 million of payments in the surrender of common shares to cover taxes upon the vesting of stock awards. Net cash used for financing activities of $40.9 million for the first six months of 2025 primarily consisted of net payments on bank borrowings of $30.0 million and dividend payments of $9.7 million, and $1.2 million of payments in the surrender of common shares to cover taxes upon the vesting of stock awards.

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

Such uncertainties include, but are not limited to, our estimates of future earnings and cash flows, general economic conditions and supply chain conditions and any related impact on costs and availability of materials, retention of supplier and customer relationships and key employees, and the ability to service and repay indebtedness. Other factors include, but are not limited to: company specific risk factors including (1) loss of key personnel; (2) intellectual property security; (3) growth through acquisitions; (4) the Company’s indebtedness and how it may impact the Company’s financial condition and the way it operates its business; (5) impairment in the value of intangible assets, including goodwill; (6) defined benefit pension plan settlement expense; (7) LIFO inventory method; and (8) family ownership of common equity; and general risk factors including (9) continuation of the current and projected future business environment; (10) highly competitive markets; (11) availability and costs of raw materials and labor; (12) cybersecurity threats; (13) artificial intelligence risk and challenges that can impact our business; (14) compliance with, and costs related to, a variety of import and export laws and regulations; (15) the impact of U.S. trade policy, including resulting tariffs; (16) environmental compliance costs and liabilities; (17) exposure to fluctuations in foreign currency exchange rates; (18) conditions in foreign countries in which The

Gorman-Rupp Company conducts business; (19) changes in our tax rates and exposure to additional income tax liabilities; and (20) risks described from time to time in our reports filed with the Securities and Exchange Commission. Except to the extent required by law, we do not undertake and specifically decline any obligation to review or update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments or otherwise.

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

Interest Rate Risk

The results of operations are exposed to changes in interest rates primarily with respect to borrowings under the Company’s Senior Term Loan Facility and Credit Facility. Borrowings under the Senior Term Loan Facility and Credit Facility may be made either at (i) a base rate plus the applicable margin, which ranges from 0.50% to 1.25%, or at (ii) an Adjusted Term SOFR Rate, plus the applicable margin, which ranges from 1.5% to 2.25%. At June 30, 2026, the Company had $247.8 million in borrowings under the Senior Term Loan Facility and no borrowings under the Credit Facility. As of June 30, 2026, the applicable interest rates under the Senior Secured Credit Agreement were Adjusted Term SOFR plus 1.75% or 5.5%. See Note 9 “Financing Arrangements” in the notes to our Consolidated Financial Statements.

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

The Company estimates that a hypothetical increase of 100 basis points in interest rates would increase interest expense by approximately $1.2 million on an annual basis.

Foreign Currency Risk

The Company’s foreign currency exchange rate risk is limited primarily to the Euro, Canadian Dollar, South African Rand and British Pound. The Company manages its foreign exchange risk principally through invoicing customers in the same currency as is used in the market of the source of products. The foreign currency transaction gains (losses) for the six months ended June 30, 2026 and 2025 were ($0.2) million and ($0.3) million respectively, and are reported within Other (expense) income, net on the Consolidated Statements of Income.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

On October 29, 2021, the Company announced a share repurchase program of up to $50.0 million of the Company’s common shares. Shares may be repurchased from time to time by the Company through a variety of methods, which may include open-market transactions, pre-set trading plans designed in accordance with Rule 10b5-1, privately negotiated transactions, accelerated share repurchase transactions, or any combination of such methods. The actual number of shares repurchased will depend on prevailing market conditions, alternative uses of capital and other factors, and will be determined at management’s discretion. The Company is not obligated to make any purchases under the program, and the program may be suspended or discontinued at any time. The program does not have an expiration date. As reflected in the table below, the Company made no repurchases of its common shares during the second quarter of 2026.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
April 1 to April 30, 2026	—	—	—	$48,067
May 1 to May 31, 2026	—	—	—	48,067
June 1 to June 30, 2026	—	—	—	48,067
Total	—	—	—	$48,067

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the quarter ended June 30, 2026, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, each as defined in Item 408 of Regulation S-K.

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
Exhibit 101

Financial statements from the Quarterly Report on Form 10-Q of The Gorman-Rupp Company for the quarter ended June 30, 2026, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity, and (vi) the Notes to Consolidated Financial Statements.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Gorman-Rupp Company
(Registrant)
Date: July 27, 2026
	By:	/s/James C. Kerr
James C. Kerr
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)