Form 10-Q
period 2026-09-30
GORMAN RUPP CO
filed 2026-10-26
CIK 42682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

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

On October 26, 2026 there were 26,410,243 common shares, without par value, of The Gorman-Rupp Company outstanding.

The Gorman-Rupp Company

Three and Nine Months Ended September 30, 2026 and 2025

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2026	2025	2026	2025
Net sales	$193,254	$172,825	$555,912	$515,818
Cost of products sold	128,730	122,405	373,421	359,013
Gross profit	64,524	50,420	182,491	156,805
Selling, general and administrative expenses	27,543	25,856	81,462	77,002
Amortization expense	3,080	3,087	9,239	9,289
Operating income	33,901	21,477	91,790	70,514
Interest expense	(4,316)	(5,787)	(13,942)	(17,980)
Other income (expense), net	246	(357)	(380)	(1,282)
Income before income taxes	29,831	15,333	77,468	51,252
Provision for income taxes	7,120	3,989	17,485	11,983
Net income	$22,711	$11,344	$59,983	$39,269
Earnings per share	$0.86	$0.43	$2.27	$1.49
Average number of shares outstanding	26,410,243	26,312,842	26,386,043	26,289,471

See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Net income	$22,711	$11,344	$59,983	$39,269
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(198)	(121)	(1,832)	5,212
Cash flow hedging activity	230	18	1,089	(906)
Pension and postretirement medical liability adjustments	179	228	524	670
Other comprehensive income (loss)	211	125	(219)	4,976
Comprehensive income	$22,922	$11,469	$59,764	$44,245

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED BALANCE SHEETS

	(unaudited)
(Dollars in thousands)	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$59,302	$35,083
Accounts receivable, net	109,014	88,378
Inventories, net	84,904	96,457
Prepaid and other	8,267	13,776
Total current assets	261,487	233,694
Property, plant and equipment, net	133,420	134,131
Other assets	23,104	22,192
Other intangible assets, net	202,828	212,066
Goodwill	257,899	257,972
Total assets	$878,738	$860,055
Liabilities and equity
Current liabilities:
Accounts payable	$34,610	$25,885
Payroll and employee related liabilities	35,470	22,612
Commissions payable	6,709	7,048
Deferred revenue and customer deposits	9,566	7,658
Current portion of long-term debt	—	23,125
Accrued expenses	10,587	12,284
Total current liabilities	96,942	98,612
Pension benefits	3,840	5,149
Postretirement benefits	25,279	24,803
Long-term debt, net of current portion	250,232	284,406
Other long-term liabilities	41,314	32,362
Total liabilities	417,607	445,332
Equity:
Common shares, without par value:
Authorized - 35,000,000 shares;
Outstanding - 26,410,243 shares at September 30, 2026 and 26,312,842 shares at December 31, 2025 (after deducting treasury shares of 638,553 and 735,954, respectively), at stated capital amounts	5,165	5,144
Additional paid-in capital	12,757	11,456
Retained earnings	463,804	418,499
Accumulated other comprehensive (loss)	(20,595)	(20,376)
Total equity	461,131	414,723
Total liabilities and equity	$878,738	$860,055

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Dollars in thousands)	2026	2025
Cash flows from operating activities:
Net income	$59,983	$39,269
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,591	20,820
LIFO expense	2,531	4,266
Pension expense	1,489	2,076
Stock based compensation	4,329	2,850
Contributions to pension plans	(2,154)	(2,113)
Amortization of debt issuance fees	886	886
Other	241	247
Changes in operating assets and liabilities:
Accounts receivable, net	(21,100)	(3,085)
Inventories, net	8,063	2,662
Accounts payable	8,923	7,926
Commissions payable	(253)	65
Deferred revenue and customer deposits	1,938	610
Income taxes	15,449	4,152
Accrued expenses and other	(300)	2,137
Benefit obligations	13,294	8,462
Net cash provided by operating activities	114,910	91,230
Cash flows from investing activities:
Capital additions	(14,687)	(12,533)
Other	360	85
Net cash used for investing activities	(14,327)	(12,448)
Cash flows from financing activities:
Cash dividends	(15,035)	(14,586)
Treasury share repurchases	(2,649)	(1,152)
Payments to banks for borrowings	(58,000)	(45,000)
Other	(92)	(90)
Net cash used for financing activities	(75,776)	(60,828)
Effect of exchange rate changes on cash	(588)	770
Net increase in cash and cash equivalents	24,219	18,724
Cash and cash equivalents:
Beginning of period	35,083	24,213
End of period	$59,302	$42,937

See notes to consolidated financial statements (unaudited).

THE GORMAN-RUPP COMPANY

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Nine Months Ended September 30, 2026
(Dollars in thousands, except	Common Shares		Additional Paid-In	Retained	Accumulated Other Comprehensive
share and per share amounts)	Shares	Dollars	Capital	Earnings	(Loss) Income	Total
Balances December 31, 2025	26,312,842	$5,144	$11,456	$418,499	$(20,376)	$414,723
Net income				17,840		17,840
Other comprehensive loss					(488)	(488)
Stock based compensation, net	128,551	28	677	472		1,177
Treasury share repurchases	(40,558)	(9)	(2,491)	(149)		(2,649)
Cash dividends - $0.19 per share				(4,999)		(4,999)
Balances March 31, 2026	26,400,835	$5,163	$9,642	$431,663	$(20,864)	$425,604
Net income				19,432		19,432
Other comprehensive income					58	58
Stock based compensation, net	9,408	2	1,322	34		1,358
Treasury share repurchases					-	-
Cash dividends - $0.19 per share				(5,018)		(5,018)
Balances June 30, 2026	26,410,243	$5,165	$10,964	$446,111	$(20,806)	$441,434
Net income				22,711		22,711
Other comprehensive income					211	211
Stock based compensation, net			1,793			1,793
Cash dividends - $0.19 per share				(5,018)		(5,018)
Balances September 30, 2026	26,410,243	$5,165	$12,757	$463,804	$(20,595)	$461,131

	Nine Months Ended September 30, 2025
(Dollars in thousands, except	Common Shares		Additional Paid-In	Retained	Accumulated Other Comprehensive
share and per share amounts)	Shares	Dollars	Capital	Earnings	(Loss) Income	Total
Balances December 31, 2024	26,227,540	$5,126	$9,360	$384,757	$(25,443)	$373,800
Net income				12,128		12,128
Other comprehensive income					1,088	1,088
Stock based compensation, net	96,900	21	671	356		1,048
Treasury share repurchases	(30,063)	(7)	(1,024)	(110)		(1,141)
Cash dividends - $0.185 per share				(4,852)		(4,852)
Balances March 31, 2025	26,294,377	$5,140	$9,007	$392,279	$(24,355)	$382,071
Net income				15,797		15,797
Other comprehensive income					3,763	3,763
Stock based compensation, net	18,773	4	943	69		1,016
Treasury share repurchases	(308)		(9)	(2)		(11)
Cash dividends - $0.185 per share				(4,868)		(4,868)
Balances June 30, 2025	26,312,842	$5,144	$9,941	$403,275	$(20,592)	$397,768
Net income				11,344		11,344
Other comprehensive income					125	125
Stock based compensation, net			786			786
Cash dividends - $0.185 per share				(4,866)		(4,866)
Balances September 30, 2025	26,312,842	$5,144	$10,727	$409,753	$(20,467)	$405,157

See notes to consolidated financial statements (unaudited).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in tables in thousands of dollars, except for per share amounts)

NOTE 1 - BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Consolidated Financial Statements include the accounts of The Gorman-Rupp Company (the “Company” or “Gorman-Rupp”) and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results. In the opinion of management of the Company, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of results that may be expected for the year ending December 31, 2026. For further information, refer to the Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, from which related information herein has been derived.

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

NOTE 2 – REVENUE

The following tables disaggregate total net sales by end market and geographic location:

	End market
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Industrial	$34,380	$30,974	$99,523	$90,910
Fire	35,753	31,955	92,876	96,660
Agriculture	27,721	22,985	82,168	68,861
Construction	26,871	23,363	82,908	68,224
Municipal	28,305	26,339	82,036	78,170
Petroleum	5,715	4,716	15,932	15,736
OEM	14,261	12,804	40,185	36,148
Repair parts	20,248	19,689	60,284	61,109
Total net sales	$193,254	$172,825	$555,912	$515,818

	Geographic Location
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$145,948	$133,082	$420,633	$390,624
Foreign countries	47,306	39,743	135,279	125,194
Total net sales	$193,254	$172,825	$555,912	$515,818

The Company attributes revenues to individual countries based on the customer location to which finished products are shipped. International sales represented approximately 24% and 23% of total net sales for the third quarter of 2026 and 2025, respectively.

On September 30, 2026, the Company had $236.8 million of remaining performance obligations, also referred to as backlog. The Company expects to recognize as revenue substantially all of its remaining performance obligations within one year.

The Company’s contract assets and liabilities as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026	December 31, 2025
Contract assets	$—	$634
Contract liabilities	9,566	7,658

Revenue recognized for the nine months ended September 30, 2026 and 2025 that was included in the contract liabilities balance at the beginning of the period was $6.2 million and $6.3 million, respectively.

NOTE 3 - INVENTORIES

LIFO inventories are stated at the lower of cost or market and all other inventories are stated at the lower of cost or net realizable value. Replacement cost approximates current cost and the excess over LIFO cost was approximately $107.1 million and $104.6 million at September 30, 2026 and December 31, 2025, respectively. Allowances for excess and obsolete inventory totaled $9.2 million and $7.3 million at September 30, 2026 and December 31, 2025, respectively. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management’s estimate of expected year-end inventory levels and costs, and are subject to the final year-end LIFO inventory valuation.

Pre-tax LIFO expense was $0.1 million and $1.3 million for the three months ended September 30, 2026 and 2025, respectively, and $2.5 million and $4.3 million for the nine months ended September 30, 2026 and 2025, respectively.

Inventories are comprised of the following:

	September 30, 2026	December 31, 2025
Inventories, net:
Raw materials and in-process	$24,338	$26,312
Finished parts	45,452	51,719
Finished products	15,114	18,426
Total net inventories	$84,904	$96,457

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of the following:

	September 30, 2026	December 31, 2025
Land	$6,101	$6,040
Buildings	127,908	125,397
Machinery and equipment	241,123	240,293
	$375,132	$371,730
Less accumulated depreciation	(241,712)	(237,599)
Property, plant and equipment, net	$133,420	$134,131

NOTE 5 - PRODUCT WARRANTIES

A liability is established for estimated future warranty and service claims based on historical claims experience and specific product failures. The Company expenses warranty costs directly to Cost of products sold. Changes in the Company’s product warranties liability are:

	September 30,
	2026	2025
Balance at beginning of year	$2,551	$2,210
Provision	1,414	2,649
Claims	(1,868)	(2,398)
Balance at end of period	$2,097	$2,461

NOTE 6 - PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors a defined benefit pension plan (“GR Plan”) covering certain domestic employees. Benefits are based on each covered employee’s years of service and compensation. The GR Plan is funded in conformity with the funding requirements of applicable U.S. regulations. The GR Plan was closed to new participants effective January 1, 2008. Employees hired after this date, in eligible locations, participate in an enhanced 401(k) plan instead of the GR Plan. Employees hired prior to this date continue to accrue benefits under the GR Plan.

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

The following tables present the components of net periodic benefit costs:

	Pension Benefits		Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2026	2025	2026	2025
Service cost	$402	$454	$220	$202
Interest cost	718	745	327	310
Expected return on plan assets	(895)	(818)	—	—
Amortization of prior service cost	—	—	(19)	(19)
Recognized actuarial loss (gain)	219	303	13	(8)
Net periodic benefit cost (a)	$444	$684	$541	$485

	Pension Benefits		Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Service cost	$1,350	$1,440	$660	$605
Interest cost	2,147	2,245	981	931
Expected return on plan assets	(2,653)	(2,482)	—	—
Amortization of prior service cost	—	—	(56)	(56)
Recognized actuarial loss (gain)	645	873	39	(26)
Net periodic benefit cost (a)	$1,489	$2,076	$1,624	$1,454

(a)
The components of net periodic cost other than the service cost component are included in Other income (expense), net in the Consolidated Statements of Income.

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of Accumulated other comprehensive income (loss) as reported in the Consolidated Balance Sheets are:

	Currency Translation Adjustments	Deferred Gain (Loss) on Cash Flow Hedging	Pension and OPEB Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2025	$(6,948)	$(970)	$(12,458)	$(20,376)
Reclassification adjustments	—	379	232	611
Current period benefit (charge)	(1,832)	1,055	458	(319)
Income tax benefit (charge)	—	(345)	(166)	(511)
Balance at September 30, 2026	$(8,780)	$119	$(11,934)	$(20,595)

	Currency Translation Adjustments	Deferred Gain (Loss) on Cash Flow Hedging	Pension and OPEB Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2024	$(12,712)	$(103)	$(12,628)	$(25,443)
Reclassification adjustments	—	(306)	295	(11)
Current period benefit (charge)	5,212	(883)	584	4,913
Income tax benefit (charge)	—	283	(209)	74
Balance at September 30, 2025	$(7,500)	$(1,009)	$(11,958)	$(20,467)

NOTE 8 – COMMON SHARE REPURCHASES

The Company has a share repurchase program with the authorization to purchase up to $50.0 million of the Company’s common shares. As of September 30, 2026, the Company had $48.1 million available for repurchase under the share repurchase program. During the nine-month period ending September 30, 2026, the Company repurchased 40,558 common shares at an average cost per share of $65.32 for a total of $2.6 million in the surrender of common shares to cover taxes in connection with the vesting of stock awards, which were not part of the share repurchase program. During the nine-month period ending September 30, 2025, the Company repurchased 30,371 common shares at an average cost per share of $37.92 for a total of $1.2 million in the surrender of common shares to cover taxes in connection with the vesting of stock awards, which were not part of the share repurchase program.

NOTE 9 – FINANCING ARRANGEMENTS

Debt consisted of:
	September 30, 2026	December 31, 2025
Senior Secured Credit Agreement	$222,750	$280,750
Credit Facility	—	—
6.40% Note Agreement	30,000	30,000
Total debt	252,750	310,750
Unamortized discount and debt issuance fees	(2,518)	(3,219)
Total debt, net	250,232	307,531
Less: current portion of long-term debt	—	(23,125)
Total long-term debt, net	$250,232	$284,406

The carrying value of long term debt, including the current portion, approximates fair value as the variable interest rates approximate rates available to other market participants with comparable credit risk, and interest rates as of September 30, 2026 were approximately the same as interest rates at the time the fixed rate agreement was executed.

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

At the option of the Company, borrowings under the Senior Term Loan Facility and under the Credit Facility bear interest at either a base rate or at an Adjusted Term SOFR Rate (as defined in the Amended and Restated Senior Credit Agreement), plus the applicable margin, which ranges from 0.5% to 1.25% for base rate loans and 1.50% to 2.25% for Adjusted Term SOFR Rate loans. The applicable margin is based on the Company’s total leverage ratio. At September 30, 2026, the applicable interest rate under the Amended and Restated Senior Secured Credit Agreement was Adjusted Term SOFR plus 1.75%, or 5.8%.

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

Other

The Company was in compliance with all debt covenants as of September 30, 2026.

Interest Rate Derivatives

During the fourth quarter of 2022, the Company entered into interest rate swaps that hedge interest payments on its SOFR borrowing. All swaps have been designated as cash flow hedges. The following table summarizes the notional amounts, related rates and remaining terms of interest swap agreements as of September 30, 2026 and December 31, 2025:

	Notional Amount		Average Fixed Rate
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025	Term
Interest rate swaps	$122,500	$135,625	4.1%	4.1%	Extending to May 2027

The fair value of the Company’s interest rate swaps was a receivable of $0.2 million as of September 30, 2026 and a payable of $1.3 million as of December 31, 2025. The fair value was based on inputs other than quoted prices in active markets for identical assets that are observable either directly or indirectly and therefore considered level 2. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in Accumulated Other Comprehensive Loss. The interest rate swap agreements held by the Company on September 30, 2026 are expected to continue to be effective hedges through the end of their respective terms.

The following table summarizes the fair value of derivative instruments as recorded in the Consolidated Balance Sheets:

	September 30, 2026	December 31, 2025
Assets
Prepaid and Other	$157	$—
Liabilities:
Accrued expenses	-	(847)
Other long-term liabilities	-	(430)
Total derivatives	$157	$(1,277)

The following table summarizes total gains (losses) recognized on derivatives:

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in AOCI on Derivatives
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest rate swaps	$185	$125	$1,055	$(883)

The effects of derivative instruments on the Company’s Consolidated Statements of Income are as follows:

Location of (Loss) Gain Reclassed from AOCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassed from AOCI into Income (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest expense	$(119)	$101	$(379)	$306

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

The following table presents selected financial information with respect to the Company’s single operating segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$193,254	$172,825	$555,912	$515,818
Less:
Cost of Material	91,327	85,375	261,359	249,972
Labor	22,729	21,799	67,606	63,847
Overhead	14,674	15,231	44,457	45,194
Selling	12,742	12,556	38,509	36,678
General and administrative	14,801	13,300	42,952	40,324
Amortization expense	3,080	3,087	9,239	9,289
Operating Income	33,901	21,477	91,790	70,514
Other income (expense):
Interest expense	(4,316)	(5,787)	(13,942)	(17,980)
Other income (expense)	246	(357)	(380)	(1,282)
Income before income taxes	29,831	15,333	77,468	51,252
Provision from income taxes	7,120	3,989	17,485	11,983
Net income	$22,711	$11,344	$59,983	$39,269

The Company sells to approximately 140 countries around the world. The Company attributes revenues to individual countries based on the customer location to which finished products are shipped. The following tables disaggregate total net sales by geographic location:

	Geographic Location
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$145,948	$133,082	$420,633	$390,624
Foreign countries	47,306	39,743	135,279	125,194
Total net sales	$193,254	$172,825	$555,912	$515,818

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

During the third quarter of 2025, based on changes to the agriculture market, we sought to optimize our National Pump Company (NPC) footprint by reducing the number of operating facilities from six to three. The footprint optimization improved profitability by lowering our fixed operating costs with minimal impact on sales. We transitioned the NPC facility in Olive Branch, MS to our Patterson Pump Company to continue to support growth in the HVAC market. During the third quarter of 2025 we recognized $3.0 million in one-time facility optimization costs including inventory rationalization, severance, and facility costs.

For the first nine months of 2026, net sales were $555.9 million, an increase of 7.8%, or $40.1 million, compared to the first nine months of 2025. Net income was $60.0 million, or $2.27 per share, compared to net income of $39.3 million, or $1.49 per share, for the same period last year. Adjusted earnings per share for the first nine months of 2026 and 2025 were $2.27 and $1.58, respectively (see "Non-GAAP Financial Information" below). Total debt decreased $58.0 million during the first nine months of 2026.

Incoming orders for the first nine months of 2026 were $562.2 million, or an increase of 2.2%, compared to the same period in 2025. The Company’s backlog of orders was $236.8 million at September 30, 2026 compared to $244.0 million at December 31, 2025, and $234.2 million at September 30, 2025.

On October 22, 2026, the Board of Directors authorized the payment of a quarterly dividend of $0.20 per share on the common stock of the Company, payable December 10, 2026, to shareholders of record as of November 13, 2026. This will mark the 307th consecutive quarterly dividend paid by The Gorman-Rupp Company.

The Company currently expects to continue its exceptional history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.

Outlook

We are very pleased with our third-quarter results, which included record net sales, gross margin, and earnings per share. This marks the third consecutive quarter with record earnings per share and the second consecutive quarter with record sales. Our sales growth was broad-based with all of our markets showing growth over the same quarter last year. Our margins remained strong as increased volumes drove leverage on labor, overhead and SG&A expenses. These operating improvements, together with lower interest expense, contributed to record earnings and strong cash generation. Solid operating cash flow allowed us to reduce total debt by $58.0 million during the first nine months of the year while also continuing to invest in the business. Incoming orders and backlog remain healthy, and our diverse markets and strong financial position provide a solid foundation as we enter the fourth quarter.

Three Months Ended September 30, 2026 vs. Three Months Ended September 30, 2025

Net Sales

The following table presents the Company’s disaggregated net sales by its end markets:

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Industrial	$34,380	$30,974	$3,406	11.0%
Fire	35,753	31,955	3,798	11.9%
Agriculture	27,721	22,985	4,736	20.6%
Construction	26,871	23,363	3,508	15.0%
Municipal	28,305	26,339	1,966	7.5%
Petroleum	5,715	4,716	999	21.2%
OEM	14,261	12,804	1,457	11.4%
Repair parts	20,248	19,689	559	2.8%
Total net sales	$193,254	$172,825	$20,429	11.8%

Net sales for the third quarter of 2026 were $193.3 million compared to net sales of $172.8 million for the third quarter of 2025, an increase of 11.8%, or $20.4 million. Sales increased across all of our markets driven by volume growth as well as price increases taken in the first quarter of 2026. Sales increased $4.7 million in the agriculture market, $3.5 million in the construction market, and $3.4 million in the industrial market in each case due in part to improvement across Fill-Rite’s sales channels. Sales in the construction market also benefited from increased sales of rental equipment and industrial sales benefited from increased HVAC demand. Sales increased $3.8 million in the fire suppression market due to increased international sales. In addition, sales increased $2.0 million in the municipal market, $1.4 million in the OEM market, $1.0 million in the petroleum market, and $0.6 million in the repair market.

Cost of Products Sold and Gross Profit

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Cost of products sold	$128,730	$122,405	$6,325	5.2%
% of Net sales	66.6%	70.8%
Gross Margin	33.4%	29.2%

Gross profit was $64.5 million for the third quarter of 2026, resulting in gross margin of 33.4%, compared to gross profit of $50.4 million and gross margin of 29.2% for the same period in 2025. Gross profit for the third quarter of 2025 included $2.7 million of one-time facility optimization costs. The 420 basis point increase in gross margin was driven by a 190 basis point improvement in labor and overhead expense (130 basis points driven by leverage on increased sales and 60 basis points driven by favorable medical expenses), a 160 basis point improvement from 2025 facility optimization costs that did not recur, and a 70 basis point reduction in LIFO expense.

Selling, General and Administrative (SG&A) Expenses

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Selling, general and administrative expenses	$27,543	$25,856	$1,687	6.5%
% of Net sales	14.3%	15.0%

Selling, general and administrative (“SG&A”) expenses were $27.5 million and improved to 14.3% of net sales for the third quarter of 2026 compared to $25.9 million and 15.0% of net sales for the same period in 2025. The decrease in SG&A expense as a percent of net sales was driven by improved leverage on SG&A expenses from increased sales.

Operating Income

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Operating Income	$33,901	$21,477	$12,424	57.8%
% of Net sales	17.5%	12.4%

Operating income was $33.9 million for the third quarter of 2026, resulting in an operating margin of 17.5%, compared to operating income of $21.5 million and an operating margin of 12.4% for the same period in 2025. Operating income for the third quarter of 2025 included $3.0 million of one-time facility optimization costs. The 510 basis point increase in operating margin was driven by a 420 basis point improvement in gross margin as well as a 90 basis point improvement in leverage on SG&A and amortization.

Interest Expense

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Interest Expense	$4,316	$5,787	$(1,471)	(25.4%)
% of Net sales	2.2%	3.3%

Interest expense was $4.3 million for the third quarter of 2026 compared to $5.8 million for the same period in 2025. The decrease in interest expense was due primarily to a decrease in outstanding debt.

Net Income

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Income before income taxes	$29,831	$15,333	$14,498	94.6%
% of Net sales	15.4%	8.9%
Income taxes	$7,120	$3,989	$3,131	78.5%
Effective tax rate	23.9%	26.0%
Net income	$22,711	$11,344	$11,367	100.2%
% of Net sales	11.8%	6.6%
Earnings per share	$0.86	$0.43	$0.43	100.0%

The Company’s effective tax rate was 23.9% for the third quarter of 2026 compared to 26.0% for the third quarter of 2025. The 26.0% tax rate for the third quarter 2025 was driven by unfavorable discrete adjustments made in the third quarter of 2025 and by changes in U.S. tax regulations passed under the One Big Beautiful Bill Act. The updated tax regulations accelerated temporary tax benefits that reduced our foreign tax benefits and made the benefits permanent, thus increasing our effective tax rate in third quarter of 2025. The resulting impact to the effective tax rate in the third quarter of 2025 was more significant than the impact to the 2025 year to date period as the quarter included a true-up of year to date activity.

Net income was $22.7 million, or $0.86 per share, for the third quarter of 2026 compared to net income of $11.3 million, or $0.43 per share, in the third quarter of 2025. Adjusted earnings per share for the third quarter of 2026 and 2025 were $0.86 and $0.52, respectively. Adjusted earnings per share is a non-GAAP financial measure, see "Non-GAAP Financial Information" below.

Adjusted EBITDA was $41.8 million and 21.6% of sales for the third quarter of 2026 compared to $32.3 million and 18.7% of sales for the third quarter of 2025. Adjusted EBITDA is a non-GAAP financial measure, see "Non-GAAP Financial Information" below.

Nine Months Ended September 30, 2026 vs. Nine Months Ended September 30, 2025

Net Sales

The following table presents the Company’s disaggregated net sales by its end markets:

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Industrial	$99,523	$90,910	$8,613	9.5%
Fire	92,876	96,660	(3,784)	(3.9%)
Agriculture	82,168	68,861	13,307	19.3%
Construction	82,908	68,224	14,684	21.5%
Municipal	82,036	78,170	3,866	4.9%
Petroleum	15,932	15,736	196	1.2%
OEM	40,185	36,148	4,037	11.2%
Repair parts	60,284	61,109	(825)	(1.4%)
Total net sales	$555,912	$515,818	$40,094	7.8%

Net sales for the first nine months of 2026 were $555.9 million compared to net sales of $515.8 million for the first nine months of 2025, an increase of 7.8%, or $40.1 million. Sales increased in the majority of our markets including a sales increase of $14.7 million in the construction market due to increased demand in mining and sales of rental equipment, $13.3 million in the agriculture market due to broad-based improvement across Fill-Rite's sales channels, $8.6 million in the industrial market due to increased domestic investment, $4.0 million in the OEM market, $3.9 million in the municipal market, and $0.2 million in the petroleum market. Offsetting these increases were a decrease of $3.8 million in the fire suppression market and a decrease of $0.8 million in the repair market.

Cost of Products Sold and Gross Profit

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Cost of products sold	$373,421	$359,013	$14,408	4.0%
% of Net sales	67.2%	69.6%
Gross Margin	32.8%	30.4%

Gross profit was $182.5 million for the first nine months of 2026, resulting in gross margin of 32.8%, compared to gross profit of $156.8 million and gross margin of 30.4% for the same period in 2025. Gross profit for the first nine months of 2025 included $2.7 million of one-time facility optimization costs. The 240 basis point increase in gross margin included a 100 basis point improvement in margin on material (30 basis points of which was attributable to a decrease in LIFO expense), a 90 basis point improvement in leverage on labor and overhead expense resulting from increased sales, and a 50 basis point improvement from 2025 facility optimization costs that did not recur.

Selling, General and Administrative (SG&A) Expenses

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Selling, general and administrative expenses	$81,462	$77,002	$4,460	5.8%
% of Net sales	14.7%	14.9%

SG&A expenses were $81.5 million and improved to 14.7% of net sales for the first nine months of 2026 compared to $77.0 million and 14.9% of net sales for the same period in 2025. SG&A expenses increased due to increased incentive based payroll expenses, higher advertising expenses, and increased freight out costs driven by increased sales. The decrease in SG&A expense as a percent of net sales was driven by improved leverage on SG&A expenses from increased sales.

Operating Income

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Operating Income	$91,790	$70,514	$21,276	30.2%
% of Net sales	16.5%	13.7%

Operating income was $91.8 million for the first nine months of 2026, resulting in an operating margin of 16.5%, compared to operating income of $70.5 million and an operating margin of 13.7% for the same period in 2025. Operating income for the first nine months of 2025 included $3.0 million of one-time facility optimization costs. The 280 basis point increase in operating margin was driven by a 240 basis point improvement in gross margin as well as a 40 basis point improvement in leverage on SG&A and amortization.

Interest Expense

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Interest Expense	$13,942	$17,980	$(4,038)	(22.5%)
% of Net sales	2.5%	3.5%

Interest expense was $13.9 million for the first nine months of 2026 compared to $18.0 million for the same period in 2025. The decrease in interest expense was primarily due to a decrease in outstanding debt.

Net Income

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Income before income taxes	$77,468	$51,252	$26,216	51.2%
% of Net sales	13.9%	9.9%
Income taxes	$17,485	$11,983	$5,502	45.9%
Effective tax rate	22.6%	23.4%
Net income	$59,983	$39,269	$20,714	52.7%
% of Net sales	10.8%	7.6%
Earnings per share	$2.27	$1.49	$0.78	52.3%

The Company’s effective tax rate was 22.6% for the first nine months of 2026 compared to 23.4% for the first nine months of 2025.

Net income was $60.0 million, or $2.27 per share, for the first nine months of 2026 compared to net income of $39.3 million, or $1.49 per share, for the first nine months of 2025. Adjusted earnings per share for the first nine months of 2026 and 2025 were $2.27 per share and $1.58 per share, respectively. Adjusted earnings per share is a non-GAAP financial measure, see "Non-GAAP Financial Information" below.

Adjusted EBITDA was $115.5 million and 20.8% of net sales for the first nine months of 2026 compared to $97.3 million and 18.9% of net sales for the first nine months of 2025. Adjusted EBITDA is a non-GAAP financial measure, see "Non-GAAP Financial Information" below.

Non-GAAP Financial Information

The discussion of Results of Operations above includes certain non-GAAP financial data and measures such as adjusted earnings, adjusted earnings per share, and adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). Adjusted earnings is earnings excluding 2025 facility optimization costs. Adjusted earnings per share is earnings per share excluding 2025 facility optimization costs per share. Adjusted EBITDA is net income (loss) excluding interest, taxes, depreciation and amortization, adjusted to exclude 2025 facility optimization costs, and non-cash LIFO expense. Management utilizes these adjusted financial data and measures to assess comparative operations against those of prior periods without the distortion of non-comparable factors. The inclusion of these adjusted measures should not be construed as an indication that the Company’s future results will be unaffected by unusual or infrequent items or that the items for which the Company has made adjustments are unusual or infrequent or will not recur. Further, the impact of the LIFO inventory costing method can cause results to vary substantially from company to company depending upon whether they elect to utilize LIFO and depending upon which LIFO method they may elect. The Gorman-Rupp Company believes that these non-GAAP financial data and measures also will be useful to investors in assessing the strength of the Company’s underlying operations and liquidity from period to period. These non-GAAP financial measures are not intended to replace GAAP financial measures, and they are not necessarily standardized or comparable to similarly titled measures used by other companies. Provided below is a reconciliation of adjusted earnings, adjusted earnings per share, and adjusted EBITDA to its corresponding GAAP financial measure, which includes a description of actual adjustments made in the current period and the corresponding prior period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Adjusted earnings:
Net income – GAAP basis	$22,711	$11,344	$59,983	$39,269
Facility optimization costs	—	2,309	—	2,309
Non-GAAP adjusted earnings	$22,711	$13,653	$59,983	$41,578

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Adjusted earnings per share:
Earnings per share – GAAP basis	$0.86	$0.43	$2.27	$1.49
Facility optimization costs	—	0.09	—	0.09
Non-GAAP adjusted earnings per share	$0.86	$0.52	$2.27	$1.58

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Adjusted EBITDA:
Net income –GAAP basis	$22,711	$11,344	$59,983	$39,269
Interest expense	4,316	5,787	13,942	17,980
Provision for income taxes	7,120	3,989	17,485	11,983
Depreciation and amortization expense	7,519	6,883	21,591	20,820
Non-GAAP earnings before interest, taxes, depreciation and amortization	41,666	28,003	113,001	90,052
Facility optimization costs	—	2,960	—	2,960
Non-cash LIFO expense	137	1,343	2,531	4,266
Non-GAAP adjusted EBITDA:	$41,803	$32,306	$115,532	$97,278

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and borrowings under our Credit Facility. Cash and cash equivalents totaled $59.3 million at September 30, 2026. The Company had an additional $99.9 million available under the revolving credit facility after deducting $0.1 million in outstanding letters of credit primarily related to customer orders. We believe we have adequate liquidity from funds on hand and borrowing capacity to execute our financial and operating strategy, as well as comply with debt obligations and financial covenants, for at least the next 12 months. The Company has made payments on the Senior Term Loan Facility in excess of the required minimum installment payments and, as a result, has no required quarterly installment payments due on the Senior Term Loan Facility within the next 12 months.

As of September 30, 2026, the Company had $252.8 million in total debt outstanding with $222.8 million due in 2029 and $30.0 million due in 2031. The Company was in compliance with its debt covenants, including limits on additional borrowings and maintenance of certain operating and financial ratios, at September 30, 2026 and December 31, 2025. See “Note 9 – Financing Arrangements” in the Notes to Consolidated Financial Statements included in this Form 10-Q for a further description of our outstanding debt.

Capital expenditures for the first nine months of 2026 were $14.7 million and consisted primarily of machinery and equipment. Capital expenditures for the full-year 2026 are presently planned to be approximately $22.0 - $24.0 million primarily for machinery and equipment, and are expected to be financed through cash from operations.

On October 22, 2026, the Board of Directors authorized the payment of a quarterly dividend of $0.20 per share on the common stock of the Company, payable December 10, 2026, to shareholders of record as of November 13, 2026. This will mark the 307th consecutive quarterly dividend paid by The Gorman-Rupp Company. The Company currently expects to continue its exceptional history of paying regular quarterly dividends and increased annual dividends. However, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on our assessment of the Company’s financial condition and business outlook at the applicable time.

The Board of Directors has authorized a share repurchase program of up to $50.0 million of the Company’s common shares. The actual number of shares repurchased will depend on prevailing market conditions, alternative uses of capital and other factors, and will be determined at management’s discretion. The Company is not obligated to make any purchases under the program, and the program may be suspended or discontinued at any time. As of September 30, 2026, the Company had $48.1 million available for repurchase under the share repurchase program.

Financial Cash Flow

	Nine Months Ended September 30,
	2026	2025
Beginning of period cash and cash equivalents	$35,083	$24,213
Net cash provided by operating activities	114,910	91,230
Net cash used for investing activities	(14,327)	(12,448)
Net cash used for financing activities	(75,776)	(60,828)
Effect of exchange rate changes on cash	(588)	770
Net increase (decrease) in cash and cash equivalents	$24,219	$18,724
End of period cash and cash equivalents	$59,302	$42,937

The increase in cash provided by operating activities in the first nine months of 2026 compared to the same period last year was primarily due to increased net income as well as an increase in taxes payable, a decrease in inventory and an increase in benefit obligations, partially offset by an increase in accounts receivable during the nine months ended September 30, 2026 compared to the same period last year.

During the first nine months of 2026, investing activities of $14.3 million consisted of capital expenditures for machinery and equipment. During the first nine months of 2025, investing activities of $12.4 million consisted of capital expenditures for machinery and equipment.

Net cash used for financing activities of $75.8 million for the first nine months of 2026 primarily consisted of payments on bank borrowings of $58.0 million, dividend payments of $15.0 million, and $2.6 million of payments in the surrender of common shares to cover taxes upon the vesting of stock awards. Net cash used for financing activities of $60.8 million for the first nine months of 2025 primarily consisted of net payments on bank borrowings of $45.0 million, dividend payments of $14.6 million, and $1.2 million of payments in the surrender of common shares to cover taxes upon the vesting of stock awards.

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

Interest Rate Risk

The results of operations are exposed to changes in interest rates primarily with respect to borrowings under the Company’s Senior Term Loan Facility and Credit Facility. Borrowings under the Senior Term Loan Facility and Credit Facility may be made either at (i) a base rate plus the applicable margin, which ranges from 0.50% to 1.25%, or at (ii) an Adjusted Term SOFR Rate, plus the applicable margin, which ranges from 1.5% to 2.25%. At September 30, 2026, the Company had $222.8 million in borrowings under the Senior Term Loan Facility and no borrowings under the Credit Facility. As of September 30, 2026, the applicable interest rates under the Senior Secured Credit Agreement were Adjusted Term SOFR plus 1.75% or 5.8%. See Note 9 “Financing Arrangements” in the notes to our Consolidated Financial Statements.

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

The Company estimates that a hypothetical increase of 100 basis points in interest rates would increase interest expense by approximately $1.0 million on an annual basis.

Foreign Currency Risk

The Company’s foreign currency exchange rate risk is limited primarily to the Euro, Canadian Dollar, South African Rand and British Pound. The Company manages its foreign exchange risk principally through invoicing customers in the same currency as is used in the market of the source of products. The foreign currency transaction gains (losses) for the nine months ended September 30, 2026 and 2025 were ($0.1) million and ($0.3) million respectively, and are reported within Other (expense) income, net on the Consolidated Statements of Income.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

On October 29, 2021, the Company announced a share repurchase program of up to $50.0 million of the Company’s common shares. Shares may be repurchased from time to time by the Company through a variety of methods, which may include open-market transactions, pre-set trading plans designed in accordance with Rule 10b5-1, privately negotiated transactions, accelerated share repurchase transactions, or any combination of such methods. The actual number of shares repurchased will depend on prevailing market conditions, alternative uses of capital and other factors, and will be determined at management’s discretion. The Company is not obligated to make any purchases under the program, and the program may be suspended or discontinued at any time. The program does not have an expiration date. As reflected in the table below, the Company made no repurchases of its common shares during the third quarter of 2026.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
July 1 to July 31, 2026	—	—	—	$48,067
August 1 to August 31, 2026	—	—	—	48,067
September 1 to September 30, 2026	—	—	—	48,067
Total	—	—	—	$48,067

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the quarter ended September 30, 2026, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, each as defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit 31.1	Certification of Scott A. King, President and Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Ronald F. Stoops, Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Certification pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
Exhibit 101

Financial statements from the Quarterly Report on Form 10-Q of The Gorman-Rupp Company for the quarter ended September 30, 2026, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity, and (vi) the Notes to Consolidated Financial Statements.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Gorman-Rupp Company
(Registrant)
Date: October 26, 2026
	By:	/s/Ronald F. Stoops
Ronald F. Stoops
Chief Financial Officer
(Principal Financial Officer)